Form 10-K
HAWAIIAN ELECTRIC CO INC; HAWAIIAN ELECTRIC INDUSTRIES INC
filed 1995-03-27
CIK 46207, 354707

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1994
                                       OR
           [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 COMMISSION              REGISTRANT; STATE OF INCORPORATION;          I.R.S. EMPLOYER
 FILE NUMBER             ADDRESS; AND TELEPHONE NUMBER               IDENTIFICATION NO.
 -----------             ----------------------------------          ------------------

   1-8503                HAWAIIAN ELECTRIC INDUSTRIES, INC.               99-0208097
                         (A Hawaii Corporation)
                         900 Richards Street
                         Honolulu, Hawaii 96813
                         Telephone (808) 543-5662

   1-4955                HAWAIIAN ELECTRIC COMPANY, INC.                  99-0040500
                         (A Hawaii Corporation)
                         900 Richards Street
                         Honolulu, Hawaii 96813
                         Telephone (808) 543-7771

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
  REGISTRANT                     TITLE OF EACH CLASS        ON WHICH REGISTERED
  ----------                     -------------------       ---------------------
Hawaiian Electric       Common Stock, Without Par Value    New York Stock Exchange
 Industries, Inc.                                          Pacific Stock Exchange

Hawaiian Electric       First Mortgage Bonds,              New York Stock Exchange
 Company, Inc.            Series S, 7.58%

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


      REGISTRANT                                              TITLE OF EACH CLASS
      ----------                                              ----------------------
      Hawaiian Electric Industries, Inc. ...........          None
      Hawaiian Electric Company, Inc. ..............          Cumulative Preferred Stock


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----     -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K    [_]


                                      AGGREGATE MARKET VALUE    NUMBER OF SHARES OF
                                       OF THE VOTING STOCK         COMMON STOCK
                                      HELD BY NONAFFILIATES     OUTSTANDING OF THE
                                      OF THE REGISTRANTS ON       REGISTRANTS ON
                                         MARCH 20, 1995           MARCH 20, 1995
                                     -----------------------    --------------------
Hawaiian Electric Industries, Inc.          $944,530,000              28,951,112
                                                                  (Without par value)
Hawaiian Electric Company, Inc.                 N/A                   11,813,147
                                                                  ($6 2/3 par value)



                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                        PART OF
                                                                       FORM 10-K
                                                                     INTO WHICH THE
                                                                      DOCUMENT IS
                         DOCUMENT                                     INCORPORATED
         ---------------------------------------------------    -------------------------
         Portions of Annual Reports to Stockholder(s) of the
           following registrants for the fiscal year
           ended December 31, 1994:

             Hawaiian Electric Industries, Inc. ............     Parts I, II, III and IV
             Hawaiian Electric Company, Inc. ...............     Parts I, II, III and IV

         Portions of Proxy Statement of Hawaiian Electric
           Industries, Inc., dated March 10, 1995, for the
           Annual  Meeting of Stockholders..................           Part III

THIS COMBINED FORM 10-K REPRESENTS SEPARATE FILINGS BY HAWAIIAN ELECTRIC INDUSTRIES, INC. AND HAWAIIAN ELECTRIC COMPANY, INC. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY EACH REGISTRANT ON ITS OWN BEHALF. NEITHER REGISTRANT MAKES ANY REPRESENTATIONS AS TO THE INFORMATION RELATING TO THE OTHER REGISTRANT.

                               TABLE OF CONTENTS


                                                                   PAGE

Glossary of Terms..............................................     ii


                                     PART I

Item  1.      Business...........................................    1
Item  2.      Properties.........................................   42
Item  3.      Legal Proceedings..................................   44
Item  4.      Submission of Matters to a Vote of Security Holders   44

                                    PART II

Item  5.      Market for Registrants' Common Equity and
                Related Stockholder Matters......................   46
Item  6.      Selected Financial Data............................   46
Item  7.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations..............   46
Item  8.      Financial Statements and Supplementary Data........   47
Item  9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure..............   47


                                    PART III

Item 10.      Directors and Executive Officers of the Registrants   47
Item 11.      Executive Compensation.............................   50
Item 12.      Security Ownership of Certain Beneficial Owners
                and Management...................................   54
Item 13.      Certain Relationships and Related Transactions.....   56


                                    PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports
                on Form 8-K......................................   56
Independent Auditors' Report - HEI...............................   58
Independent Auditors' Report - HECO..............................   59
Index to Exhibits................................................   64
Signatures.......................................................   82


GLOSSARY OF TERMS

Defined below are certain terms used in this report:

TERMS                                              DEFINITIONS
-----------------------------   -------------------------------------------------

1935 ACT                        Public Utility Holding Company Act of 1935
ADA                             Americans with Disabilities Act
AES                             Applied Energy Services, Inc.
AES-BP                          AES Barbers Point, Inc.
AFUDC                           Allowance for funds used during construction
ARM                             Adjustable rate mortgage
ASB                             American Savings Bank, F.S.B., a wholly owned
                                subsidiary of HEI Diversified, Inc. and parent
                                company of American Savings Investment Services
                                Corp., ASB Service Corporation,
                                AdCommunications, Inc. and Associated Mortgage,
                                Inc.
BBC                             Bottom Biological Community
BHP                             BHP Petroleum Americas Refining Inc., a fuel oil
                                supplier
BPPI                            Baldwin Pacific Properties, Inc., a limited
                                partner of Baldwin*Malama (a limited partnership
                                in which Malama Development Corp. is a general
                                partner)
Btu                             British thermal unit
CDUP                            Conservation District Use Permit
CERCLA                          Comprehensive Environmental Response,
                                Compensation and Liability Act
COMPANY                         Hawaiian Electric Industries, Inc. and its
                                direct and indirect subsidiaries, including,
                                without limitation, Hawaiian Electric Company,
                                Inc., Maui Electric Company, Limited, Hawaii
                                Electric Light Company, Inc., HEI Investment
                                Corp., Malama Pacific Corp. and its
                                subsidiaries, Hawaiian Tug & Barge Corp., Young
                                Brothers, Limited, HEI Diversified, Inc.,
                                American Savings Bank, F.S.B. and its
                                subsidiaries, Lalamilo Ventures, Inc. and
                                Pacific Energy Conservation Services, Inc.
CONSUMER ADVOCATE               Division of Consumer Advocacy, Department of
                                Commerce and Consumer Affairs of the State of
                                Hawaii
CT                              Combustion turbine
CUSA                            Chevron U.S.A., Inc., a fuel oil supplier
DOH                             Department of Health of the State of Hawaii
DSM                             Demand-side management
EPA                             Environmental Protection Agency - federal
EPCRA                           Emergency Planning and Community Right-to-Know
                                Act
ERL                             State of Hawaii Environmental Response Law
FDIC                            Federal Deposit Insurance Corporation
FDICIA                          Federal Deposit Insurance Corporation
                                Improvement Act of 1991
FEDERAL                         U.S. Government
FERC                            Federal Energy Regulatory Commission
FHA                             Federal Housing Administration
FHLB                            Federal Home Loan Bank




TERMS                                              DEFINITIONS
-----------------------------   -------------------------------------------------

FIRREA                          Financial Institutions Reform, Recovery, and
                                Enforcement Act of 1989
FSLIC                           Federal Savings and Loan Insurance Corporation
HAWAII                          State of Hawaii
HCPC                            Hilo Coast Processing Company
HECO                            Hawaiian Electric Company, Inc., a wholly owned
                                electric utility subsidiary of Hawaiian Electric
                                Industries, Inc. and parent company of Maui
                                Electric Company, Limited and Hawaii Electric
                                Light Company, Inc.
HEI                             Hawaiian Electric Industries, Inc., parent
                                company of Hawaiian Electric Company, Inc., HEI
                                Investment Corp., Malama Pacific Corp., Hawaiian
                                Tug & Barge Corp., Lalamilo Ventures, Inc., HEI
                                Diversified, Inc. and Pacific Energy
                                Conservation Services, Inc.
HEIDI                           HEI Diversified, Inc., a wholly owned subsidiary
                                of Hawaiian Electric Industries, Inc. and the
                                parent company of American Savings Bank, F.S.B.
HEIIC                           HEI Investment Corp., a wholly owned subsidiary
                                of Hawaiian Electric Industries, Inc.
HELCO                           Hawaii Electric Light Company, Inc., a wholly
                                owned electric utility subsidiary of Hawaiian
                                Electric Company, Inc.
HERS                            Hawaiian Electric Renewable Systems, Inc.,
                                formerly a wholly owned subsidiary of Hawaiian
                                Electric Industries, Inc. and formerly parent
                                company of Lalamilo Ventures, Inc.
HIG                             The Hawaiian Insurance & Guaranty Company,
                                Limited, an insurance company currently in state
                                rehabilitation proceedings.  HEI Diversified,
                                Inc. was the holder of record of HIG's common
                                stock prior to August 16, 1994
HIRI                            Hawaiian Independent Refinery, Inc., a fuel oil
                                refinery
HITI                            Hawaiian Interisland Towing, Inc.
HP                              Horsepower
HTB                             Hawaiian Tug & Barge Corp., a wholly owned
                                subsidiary of Hawaiian Electric Industries, Inc.
                                and parent company of Young Brothers, Limited
IBEW                            International Brotherhood of Electrical Workers
IBU                             Inlandboatmen's Union of the Pacific, Marine
                                Division, an affiliate of the International
                                Longshoremen's and Warehousemen's Union, Hawaii
                                Division
IPP                             Independent power producer
IRP                             Integrated resource plan
IRR                             Interest rate risk
KALAELOA                        Kalaeloa Partners, L. P.
KWH                             Kilowatthour
LSFO                            Low sulfur fuel oil
LVI                             Lalamilo Ventures, Inc., formerly a wholly owned
                                subsidiary of Hawaiian Electric Renewable
                                Systems, Inc. and now a wholly owned subsidiary
                                of Hawaiian Electric Industries, Inc.




TERMS                                              DEFINITIONS
-----------------------------   -------------------------------------------------

MBtu                            Million British thermal unit
MDC                             Malama Development Corp., a wholly owned
                                subsidiary of Malama Pacific Corp.
MECO                            Maui Electric Company, Limited, a wholly owned
                                electric utility subsidiary of Hawaiian Electric
                                Company, Inc.
MMO                             Malama Mohala Corp., a wholly owned subsidiary
                                of Malama Pacific Corp.
MPC                             Malama Pacific Corp., a wholly owned subsidiary
                                of Hawaiian Electric Industries, Inc. and parent
                                company of several real estate subsidiaries
MSFO                            Medium sulfur fuel oil
MW                              Megawatt
na                              Not applicable
NOI                             Notice of intent
NPDES                           National Pollutant Discharge Elimination System
OPA                             Federal Oil Pollution Act of 1990
OTS                             Office of Thrift Supervision, Department of
                                Treasury
PCB                             Polychlorinated biphenyl
PECS                            Pacific Energy Conservation Services, Inc., a
                                wholly owned subsidiary of Hawaiian Electric
                                Industries, Inc.
PGV                             Puna Geothermal Ventures
PSD                             Prevention of significant deterioration
PUC                             Public Utilities Commission of the State of
                                Hawaii
PURPA                           Public Utility Regulatory Policies Act of 1978
QTL                             Qualified Thrift Lender
RCRA                            Resource Conservation and Recovery Act of 1976
REGISTRANT                      Hawaiian Electric Industries, Inc. or Hawaiian
                                Electric Company, Inc.
SAIF                            Savings Association Insurance Fund
SARA                            Superfund Amendments and Reauthorization Act
SEC                             Securities and Exchange Commission
SFAS                            Statement of Financial Accounting Standards
ST                              Steam turbine
STATE                           State of Hawaii
TSCA                            Toxic Substance Control Act of 1976
UIC                             Underground Injection Control
UST                             Underground storage tank
YB                              Young Brothers, Limited, a wholly owned
                                subsidiary of Hawaiian Tug & Barge Corp.


                                     PART I

ITEM 1.  BUSINESS

HEI

  HEI was incorporated in 1981 under the laws of the State of Hawaii and is a holding company with subsidiaries engaged in the electric utility, savings bank, freight transportation, real estate development and other businesses, in each case primarily or exclusively in the State of Hawaii. HEI's predecessor, HECO, was incorporated under the laws of the Kingdom of Hawaii (now the State of Hawaii) on October 13, 1891.

  As a result of a 1983 corporate reorganization, HECO became an HEI subsidiary and common shareholders of HECO became common shareholders of HEI. HECO and its subsidiaries, MECO and HELCO, are regulated operating public utilities providing the only public utility electric service on the islands of Oahu, Maui, Lanai, Molokai and Hawaii. HEI also owns directly or indirectly the following subsidiaries which comprise its diversified companies: HEIDI and its subsidiary, ASB, and ASB's subsidiaries; HTB and its subsidiary; MPC and its subsidiaries; HEIIC; LVI; and PECS.

  ASB was acquired in 1988, is the fourth largest financial institution in Hawaii as measured by total assets as of September 30, 1994, and has 46 retail branches as of December 31, 1994. HTB was acquired in 1986 and provides ship assist and charter towing services and owns YB, a regulated intrastate public carrier of waterborne freight among the Hawaiian Islands. MPC was formed in 1985 and develops and invests in real estate. HEIIC was formed in 1984 and is a passive investment company which primarily holds investments in leveraged leases and currently plans no new investments. PECS is a nonutility service company formed in 1994 to promote energy conservation in Hawaii and the Pacific Basin. HEI will be forming a new company to pursue independent power projects in Asia, beginning with the Philippines.

  Prior to August 16, 1994, HEIDI was the holder of record of the common stock of HIG, which was acquired in 1987 and provided property and casualty insurance primarily in Hawaii. In March of 1993, pursuant to the decision made in 1992, the stock of HERS, formerly an HEI wind energy subsidiary, was sold to The New World Power Corporation and LVI became a direct subsidiary of HEI. HEI is attempting to transfer LVI's windfarm to HELCO, at no cost to electric customers. For information about the discontinued operations of HIG and HERS, see Note 2 to HEI's Consolidated Financial Statements which is incorporated herein by reference to pages 46 to 47 of HEI's 1994 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13(a).

  The financial information about the Company's industry segments is incorporated herein by reference to page 26 of HEI's 1994 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13(a).

  For additional information about the Company, reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated herein by reference to pages 27 to 38 of HEI's 1994 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13(a).

ELECTRIC UTILITY

HECO AND SUBSIDIARIES AND SERVICE AREAS

  HECO, MECO and HELCO are regulated operating electric public utilities engaged in the production, purchase, transmission, distribution and sale of electricity on the islands of Oahu; Maui, Lanai and Molokai; and Hawaii, respectively. HECO was incorporated under the laws of the Kingdom of Hawaii (now State of Hawaii) on October 13, 1891. HECO acquired MECO in 1968 and HELCO in 1970.

  In 1994, the electric utilities contributed approximately 77% of HEI's consolidated revenues from continuing operations and approximately 78% of HEI's consolidated operating income from continuing operations. At December 31, 1994, the assets of the electric utilities represented approximately 37% of the total assets of the Company. For additional information about the electric utilities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated herein by reference to pages 27 to 38 of HEI's 1994 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13(a) and pages 3 to 10 of HECO's 1994 Annual Report to Stockholders, portions of which are filed herein as HECO Exhibit 13(b).

  The islands of Oahu, Maui, Lanai, Molokai and Hawaii have a combined population estimated at 1,123,000, or approximately 95% of the population of the State of Hawaii, and cover a service area of 5,766 square miles. The principal communities served include Honolulu (on Oahu), Wailuku and Kahului (on Maui) and Hilo and Kona (on Hawaii). The service areas also include numerous suburban communities, resorts, U.S. Armed Forces installations and agricultural operations.

  HECO, MECO and HELCO have nonexclusive franchises from the state covering certain areas and authorizing them to construct, operate and maintain facilities over and under public streets and sidewalks. HECO's franchise covers the City & County of Honolulu, MECO's franchises cover the County of Maui and the County of Kalawao on the islands of Maui, Lanai and Molokai and HELCO's franchise covers the County of Hawaii. Each of these franchises will continue in effect for an indefinite period of time until forfeited, altered, amended or repealed.

SALES OF ELECTRICITY

  HECO, MECO and HELCO provide the only electric public utility service on the islands they serve. The following table sets forth the number of their electric customer accounts as of December 31, 1994, 1993 and 1992 and their electric sales revenues for each of the years then ended:

                                          1994                          1993                           1992
                              ---------------------------    ---------------------------    ---------------------------
                                               Electric                       Electric                       Electric
                                 Customer       sales           Customer        sales          Customer        sales
(dollars in thousands)           accounts      revenues         accounts      revenues         accounts      revenues
----------------------        -------------  ------------    -------------  ------------    -------------  ------------
HECO                              264,992      $652,442          263,478      $644,029          257,442       $564,574
MECO                               52,483       119,805           51,064       113,018           50,263        104,149
HELCO                              58,017       128,259           56,556       112,968           55,412        104,470
                              -------------  ------------    -------------  ------------    -------------  ------------
                                  375,492      $900,506          371,098      $870,015          363,117       $773,193
                              =============  ============    =============  ============    =============  ============

     Revenues from the sale of electricity in 1994 were from the following types of customers in the proportions shown:

                              HECO         MECO         HELCO        Total
                          ------------ ------------ ------------- ------------
Residential                     31%         35%          42%           33%
Commercial                      29          35           38            31
Large light and power           39          29           20            35
Other                            1           1           --             1
                          ------------ ------------ ------------- ------------
                               100%        100%         100%          100%
                          ============ ============ ============= ============

  Approximately 10% of consolidated operating revenues of HECO and its subsidiaries was derived from the sale of electricity to various federal government agencies in 1994, 1993 and 1992. HECO's fifth largest customer, the Naval Base at Barbers Point, Oahu, is expected to be closed within the next few years. On March 8, 1994, President Clinton signed an Executive Order which mandates that each federal agency develop and implement a program with the intent of reducing energy consumption by 30% by the year 2005 to the extent that these measures are cost-effective. The 30% reductions will be measured relative to the agency's 1985 energy use. HECO is working with various Department of Defense installations to implement demand-side management programs which will help them achieve their energy reduction objectives. It is expected that several Department of Defense installations will sign a Basic Ordering Agreement under which HECO may implement the energy conservation projects. Neither HEI nor HECO management can predict with certainty the impact of President Clinton's Executive Order on the Company's or HECO and subsidiaries' future results of operations.

SELECTED CONSOLIDATED ELECTRIC UTILITY OPERATING STATISTICS

                                              1994       1993       1992     1991 **        1990
                                            --------   --------   --------   --------     --------
KWH SALES (MILLIONS)
Residential                                  2,427.5    2,340.3    2,326.8    2,270.5      2,204.2
Commercial                                   2,451.2    2,284.6    2,273.9    2,205.1      2,105.9
Large light and power                        3,658.6    3,646.2    3,675.8    3,622.6      3,601.3
Other                                           55.8       54.1       55.4       55.4         56.3
                                            --------   --------   --------   --------     --------
                                             8,593.1    8,325.2    8,331.9    8,153.6      7,967.7
                                            ========   ========   ========   ========     ========

NET ENERGY GENERATED AND PURCHASED
(MILLIONS OF KWH)
Net generated                                5,727.6    5,789.6    6,555.4    6,991.1      7,746.2
Purchased                                    3,437.8    3,101.0    2,325.0    1,599.7        713.3
                                            --------   --------   --------   --------     --------
                                             9,165.4    8,890.6    8,880.4    8,590.8      8,459.5
                                            ========   ========   ========   ========     ========
Losses and system uses (%)                       6.0        6.1        6.0        4.9***       5.6

ENERGY SUPPLY (YEAREND)
Generating capability--MW                      1,637      1,638      1,592      1,552        1,555
Firm purchased capability--MW                    465        473        454        228           46
                                            --------   --------   --------   --------     --------
                                               2,102      2,111      2,046      1,780        1,601
                                            ========   ========   ========   ========     ========

Gross peak demand--MW *                        1,527      1,496      1,493      1,446        1,408
Btu per net KWH generated                     10,746     10,846     10,870     10,768       10,692
Average fuel oil cost per million Btu
 (cents)                                       304.4      340.5      317.1      367.5        400.1

CUSTOMER ACCOUNTS (YEAREND)
Residential                                  325,495    320,987    314,185    308,770      299,473
Commercial                                    47,916     48,008     46,817     46,189       44,885
Large light and power                            601        628        641        637          621
Other                                          1,480      1,475      1,474      1,450        1,438
                                            --------   --------   --------   --------     --------
                                             375,492    371,098    363,117    357,046      346,417
                                            ========   ========   ========   ========     ========

ELECTRIC REVENUES (THOUSANDS)
Residential                                 $297,984   $283,662   $250,808   $235,295     $221,701
Commercial                                   281,664    262,751    236,350    224,300      210,232
Large light and power                        314,931    317,816    280,871    271,863      264,812
Other                                          5,927      5,786      5,164      5,030        5,013
                                            --------   --------   --------   --------     --------
                                            $900,506   $870,015   $773,193   $736,488     $701,758
                                            ========   ========   ========   ========     ========

AVERAGE REVENUE PER KWH SOLD (CENTS)
Residential                                    12.28      12.12      10.78      10.36        10.06
Commercial                                     11.49      11.50      10.39      10.17         9.98
Large light and power                           8.61       8.72       7.64       7.51         7.35
Other                                          10.62      10.69       9.32       9.08         8.90
                                            --------   --------   --------   --------     --------
Average revenue per KWH sold                   10.48      10.45       9.28       9.03         8.81

RESIDENTIAL STATISTICS
Average annual use per customer account
 (KWH)                                         7,482      7,367      7,460      7,427        7,416
Average annual revenue per customer
 account                                    $ 918.40   $ 892.98   $ 804.09   $ 769.64     $ 745.96
Average number of customer accounts          324,458    317,657    311,915    305,720      297,202
                                            ========   ========   ========   ========     ========

* Sum of the peak demands on all islands served, noncoincident and nonintegrated.
** Includes the one-time effect of a change in the method of estimating unbilled KWH sales and revenues.
*** Excluding the effect of a change in the method of estimating unbilled KWH sales and revenues, losses and system uses would have been 5.6%.

GENERATION STATISTICS

  The following table contains certain generation statistics as of December 31, 1994, and for the year ended December 31, 1994. The capability available for operation at any given time may be less than the generating capability shown because of capability restrictions or temporary outages for inspection, maintenance, repairs or unforeseen circumstances.

                                          Generating
                                           and firm
                                           purchased                                                        KWH net
                                          capability         Gross                                         generated
                                            (MW) at           peak                          Annual             and
                                          December 31,       demand         Reserve          load           purchased
         Systems                            1994 /1/         (MW) /2/       margin        factor /2/       (millions)
         -------                         -------------      ---------      --------      -----------      -------------
ISLAND OF OAHU-HECO
Conventional oil-fired steam units          1,160.0
Combustion turbines (peaking units)           103.0
Firm contract power /3/                       406.0
                                            -------          -------          -----          -----             -------
                                            1,669.0          1,193.0           39.9%          71.7%            7,223.0
                                            -------          -------          -----          -----             -------
ISLAND OF MAUI-MECO
Conventional oil-fired steam units             37.6
Combined-cycle unit                            58.0
Diesel                                        105.7
Firm contract power /4/                        16.0
                                            -------          -------          -----          -----             -------
                                              217.3            163.2           33.2%          70.1%              968.4
                                            -------          -------          -----          -----             -------
ISLAND OF LANAI-MECO
Diesel                                          9.7              4.7          105.5%          66.5%               27.1
                                            -------          -------          -----          -----             -------
ISLAND OF MOLOKAI-MECO
Diesel                                          6.5
Combustion turbine                              2.2
                                            -------          -------          -----          -----             -------
                                                8.7              6.4           37.0%          65.9%               36.3
                                            -------          -------          -----          -----             -------
ISLAND OF HAWAII-HELCO
Conventional oil-fired steam units             71.2
Combustion turbines                            45.7
Diesel                                         37.7
Firm contract power /4/                        43.0
                                            -------          -------          -----          -----             -------
                                              197.6            159.2           24.1%          67.5%              910.6
                                            -------          -------          -----          -----             -------
Total                                       2,102.3          1,526.5           37.7%          71.1%            9,165.4
                                            =======          =======          =====          =====             =======

/1/ HECO units at normal ratings less 14.0 MW due to capability restrictions, and MECO and HELCO units at reserve ratings.
/2/  Noncoincident and nonintegrated.
/3/  Independent power producers--180.0 MW (Kalaeloa), 180.0 MW (AES-BP) and
     46.0 MW (H-Power).
/4/ Nonutility generation--MECO: 16.0 MW (Hawaiian Commercial & Sugar Company) and HELCO: 25.0 MW (PGV) and 18.0 MW (HCPC-see "Nonutility generation").

INTEGRATED RESOURCE PLANNING AND REQUIREMENTS FOR ADDITIONAL GENERATING CAPACITY

  As a result of a proceeding initiated in January 1990, the PUC issued an order in March 1992 (as revised in May 1992) requiring that the energy utilities in Hawaii develop integrated resource plans (IRPs). The goal of integrated resource planning is the identification of the demand-side and supply-side resources and the integration of these resources for meeting near- and long-term consumer energy needs in an efficient and reliable manner at the lowest reasonable cost. In the first phase of the IRP proceeding, the PUC adopted a "framework," which establishes both the process for developing IRPs and guidelines for the development of such plans. The PUC's framework directs that each plan cover a 20-year planning horizon with a five-year program implementation schedule and states that the planning cycle will be repeated every three years. Under the framework, the PUC may approve, reject or require modifications of the utilities' IRPs.

  The framework also states that utilities are entitled to recover all appropriate and reasonable integrated resource planning and implementation costs, including the costs of planning and implementing demand-side management
(DSM) programs. Under appropriate circumstances, the utilities may recover net lost revenues resulting from DSM programs and earn shareholder incentives.

  The PUC will determine the appropriate cost recovery mechanism when a specific DSM program application is filed. The PUC has approved IRP cost recovery provisions (IRP Clauses) for HECO, MECO, and HELCO. Pursuant to the IRP Clauses, the electric utilities may recover through a surcharge the costs for approved DSM programs, and other IRP costs incurred and approved by the PUC, to the extent the costs are not included in their base rates.

  Each energy utility has been assigned an individual IRP docket in which the specific issues relative to each company's IRP can be addressed. The PUC provides for public participation in the planning process by requiring each utility to form an advisory group and by holding hearings to review each plan. Any IRP developed will require PUC approval prior to implementation. Management cannot predict, until the completion and approval of the IRPs, what effect, if any, integrated resource planning may eventually have on HECO, MECO and HELCO.

  In July 1993, HECO filed with the PUC its 20-year (1994-2013) IRP for the island of Oahu, together with a five-year (1994-1998) implementation schedule. HELCO filed its plan in October 1993. MECO filed its plan in December 1993. These plans identified and evaluated a mix of resources to meet near- and long-term consumer energy needs in an efficient and reliable manner at the lowest reasonable cost. The IRPs include demand-side management (DSM) programs to reduce load and fuel consumption and consider the impact on the environment, culture, community lifestyles and economy of the state. The PUC must review and approve major elements of the resource plans before the utilities may implement them. The utilities proposed modifications to their plans during the course of PUC proceedings to review the plans.

  The utilities have characterized their proposed IRPs as planning strategies, rather than fixed courses of action, and the resources ultimately added to their systems may differ from those included in the 20-year plan. Under the IRP framework, the utilities are required to submit annual evaluations of their plans (including a revised five-year program implementation schedule) and to submit new plans on a three-year cycle.

  Prior to proceeding with the DSM programs, separate PUC approval proceedings must be completed, in which the PUC will further review the details of the proposed programs and the utilities' proposals for the recovery of DSM program expenditures, net lost revenues and shareholder incentives. HECO has filed separate applications for approval of its proposed DSM programs, and evidentiary hearings on several of these applications were held in January and February of 1995. The evidentiary hearing for the last HECO DSM program application will be held in May of 1995. MECO and HELCO expect to file DSM program applications in 1995.

  HECO's IRP. HECO's plan includes proposals for five energy efficiency DSM programs beginning in 1995, which are designed to reduce the rate of increase in Oahu's energy use (allowing HECO to delay construction of power plants), to reduce the state's dependence on oil and to achieve savings for its utility customers who take advantage of the programs, and two load management DSM programs beginning in the year 2000. The DSM programs include several proposed incentives to customers to install efficient lighting, refrigeration, water-heating and air-conditioning equipment and industrial motors. The supply-side programs proposed in the HECO plan include the addition of a "clean coal" technology unit in 2005, following the retirement of HECO's Honolulu Power Plant (which is assumed, for planning purposes, to be retired at the end of 2004), the repowering of two existing units at its Waiau Power Plant, and the addition of two oil-fired combustion turbines at the end of the first decade in the new century. Consistent with its current plan to continue operation of its Honolulu Power Plant, in 1993 HECO withdrew an application it had filed in December 1989 for approval of a proposed sale and leaseback of the Honolulu Power Plant site. Hearings on HECO's IRP have been completed and HECO is awaiting the PUC's decision.

  MECO's IRP. MECO's plan includes proposals for four energy efficiency DSM programs beginning in 1995 similar to those developed for HECO. The supply-side programs proposed by MECO include installing approximately 199 MW of additional generation through the year 2013 on the island of Maui, approximately 11 MW through the year 2001 on the island of Lanai and approximately 13 MW through the year 2013 on the island of Molokai. Hearings on MECO's plan have been held and MECO is awaiting the PUC's decision.

  HELCO's IRP. HELCO's plan includes proposals for four energy efficiency DSM programs beginning in 1995 similar to those developed for HECO. In addition to the full-scale DSM programs, HELCO is planning an interruptible load pilot program. The supply-side programs proposed in HELCO's five-year plan include installing a 58-MW dual-train combined-cycle unit at HELCO's Keahole plant site, undertaking transmission and distribution efficiency improvement projects and conducting alternate energy generation resource studies. HELCO's 20-year plan includes adding another diesel-fired dual-train combined-cycle unit and a combustion turbine (first phase of a dual-train combined-cycle unit) at a new West Hawaii site by the year 2009. Hearings on HELCO's IRP have been completed and HELCO is awaiting the PUC's decision.

  HELCO expects to file the DSM programs with the PUC in 1995. Depending on the timing of the PUC decision, actual energy reductions are likely to occur starting in 1996, one year later than what HELCO was projecting in the five-year plan.

  The schedule for the installation of HELCO's phased combined cycle unit (CT-4, CT-5 and ST-7) at HELCO's Keahole plant site has been revised due to delays in obtaining approval of the Prevention of Significant Deterioration/Covered Source permit and the Conservation District Use Permit (CDUP) amendment for the Keahole power plant site. The proposed service date for CT-4 has been revised to June 1996 followed by CT-5 in August 1996, based on receiving approval of the CDUP amendment by the latest expected date of December 28, 1995. The installation dates could occur earlier in 1996, if CDUP approval is received earlier. The conversion to combined-cycle with the installation of ST-7 is the same as the previous schedule of October 1, 1997.

  With the delay in the CT-4 and CT-5 commercial operation schedule, the retirements of several units have been deferred until CT-4 and CT-5 are installed. HELCO is continuing its efforts to complete the development of a contingency plan for delays in the CT-4 and CT-5 projects.

  The PUC completed evidentiary hearings in 1994 on the CT-5 and ST-7 phases of the Keahole combined-cycle unit and also on two complaints filed by independent power producers (IPPs) who want to displace HELCO's proposed Keahole unit. The PUC must decide if the IPPs can meet the timing for HELCO's need for capacity and whether the prices for capacity and energy that they have proposed are at or below HELCO's avoided cost.

NONUTILITY GENERATION

  The Company has supported state and federal energy policies which encourage the development of alternate energy sources that reduce dependence on fuel oil. Alternate energy sources range from wind, geothermal and hydroelectric power, to energy produced by the burning of bagasse. Other non-oil projects include a generating unit burning municipal waste and a fluidized bed unit burning coal.

  The "Power purchase agreements" section in Note 4 to HEI's Consolidated Financial Statements is incorporated herein by reference to pages 49 to 50 of HEI's 1994 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13(a).

  HECO power purchase agreements. HECO currently has three major power purchase agreements. In March 1988, HECO entered into a power purchase agreement with AES Barbers Point, Inc. (AES-BP), a Hawaii-based cogeneration subsidiary of Applied Energy Services, Inc. (AES) of Arlington, Virginia. The agreement with AES-BP, as amended in August 1989, provides that, for a period of 30 years, HECO will purchase 180 MW of firm capacity, under the control of HECO's system dispatcher. The AES-BP 180-MW coal-fired cogeneration plant utilizes a "clean coal" technology and became operational in September 1992. The facility is designed to sell sufficient steam to be a "Qualifying Facility" under the Public Utility Regulatory Policies Act of 1978 (PURPA).

  In October 1988, HECO entered into an agreement with Kalaeloa Partners, L.P. (Kalaeloa) a limited partnership whose sole general partner is an indirect, wholly owned subsidiary of ASEA Brown Boveri, Inc., which has guaranteed certain of Kalaeloa's obligations and, through affiliates, has contracted to design, build, operate and maintain the facility. The agreement with Kalaeloa, as amended, provides that HECO will purchase 180 MW of firm capacity for a period of 25 years. The Kalaeloa facility, which was completed in the second quarter of 1991, is a combined-cycle operation, consisting of two oil-fired combustion turbines and a steam turbine which utilizes waste heat from the combustion turbines. The facility is designed to sell sufficient steam to be a "Qualifying Facility" under PURPA.

  HECO disputed certain amounts (primarily energy charges) billed each month under its power purchase agreements with Kalaeloa and AES-BP. The Kalaeloa and AES-BP power purchase agreements contain provisions whereby either party to the agreement may cause the dispute to be submitted to binding arbitration. Kalaeloa requested that its dispute with HECO be arbitrated, and the arbitration proceedings were completed in August 1994. The arbitrators' decision did not have a material effect on HECO's consolidated financial condition or results of operations. Discussions between HECO and AES-BP to resolve their disputed billing have been held. HECO and AES-BP have agreed to settle the dispute and have signed a letter agreement summarizing terms of the settlement. The financial impact of the settlement will not have a material adverse effect on HECO's consolidated financial condition or results of operations.

  HECO also entered into a power purchase contract and a firm capacity amendment with the City and County of Honolulu, which has built a 60-MW refuse-fired plant (H-Power). The H-Power facility began to provide firm energy in the second quarter of 1990 and currently supplies HECO with 46 MW of firm capacity.

  The PUC has approved and allowed rate recovery for the costs related to HECO's three major power purchase agreements, which provide a total of 406 MW of firm capacity, representing 24% of HECO's total generating and firm purchased capability on the island of Oahu as of December 31, 1994.

  HERS owned and operated a windfarm on the island of Oahu and sold the electricity it generated to HECO. In March 1993, HEI sold the stock of HERS to The New World Power Corporation with the power purchase agreements between HERS and HECO continuing in effect.

  HELCO and MECO power purchase agreements. As of December 31, 1994, HELCO and MECO had power purchase agreements for 43 MW and 16 MW of firm capacity, respectively, representing 22% and 7% of their respective total generating and firm purchased capabilities.

  HELCO has a power purchase agreement with PGV for 25 MW of firm capacity. PGV, an independent geothermal power producer which experienced substantial delays in commencing commercial operations, passed an acceptance test in June 1993. Although a problem with one of its wells reduced production during 1994, it is now considered to be a firm capacity source for 25 MW. HELCO filed suit against PGV in 1993 for penalties and other relief related to PGV's failure to provide power to HELCO by October 3, 1991. HELCO has recognized energy and capacity purchased from PGV as expenses, but has withheld certain of such firm capacity and energy payments to PGV. On March 7, 1995, HELCO and PGV executed a Settlement Agreement. As to the part of the settlement agreement dealing with penalties, it was agreed that HELCO would keep $3.2 million of the amount previously withheld by HELCO. In addition, PGV has agreed to provide additional energy in the amount of $2.3 million to HELCO above PGV's current firm capacity obligation at a unit cost less than or equal to the current unit cost. HELCO has not yet recognized any income for the $5.5 million settlement amount. The portion of the settlement that HELCO will pass on to customers will be subject to approval by the PUC. The Settlement Agreement is contingent on, among other items, the PUC not denying the inclusion of HELCO's energy payments to PGV, pursuant to an amendment to the power purchase agreement, in HELCO's fuel clause or base rates. The Settlement Agreement will automatically terminate if there is such a denial within sixty days of the execution of the Settlement Agreement.

  HELCO has a power purchase agreement with HCPC for 18 MW of firm capacity. HCPC discontinued harvesting sugar in late 1994, as had been announced earlier. On December 12, 1994, HCPC filed a Chapter 11 bankruptcy petition and advised HELCO that it would cease operating its plant in December 1994. HELCO obtained a temporary restraining order and, later, extensions of such order, requiring HCPC to continue operations of the HCPC facility through March 24, 1995, with HELCO to pay an additional amount for the power HCPC supplies. On January 5, 1995, HELCO and HCPC entered into an agreement in principle, subject to the negotiation and execution of a definitive agreement, amending the existing power purchase agreement through December 1999. The definitive agreement must be approved by the bankruptcy court (unless HCPC acts to dismiss the action from Bankruptcy Court) and is subject to cancellation by HELCO if not approved by the PUC within 180 days of its execution. If the definitive agreement is executed and approved, HCPC has indicated that it can increase its power export capability to HELCO by 4 MW (to 22 MW).

  The stock of LVI was transferred to HEI prior to the sale of HERS to The New World Power Corporation. As of December 31, 1994, LVI's windfarm on the island of Hawaii consisted of 67 operating wind turbines with a total operating capacity of 1.25 MW. LVI sells its electricity to HELCO and the Hawaii County Department of Water Supply.

  Hamakua Sugar Company terminated power delivery to HELCO on October 5, 1994, upon completion of the bankruptcy court-approved final harvest plan. As a result, HELCO's system capability was reduced by 8 MW.

  MECO has a power purchase agreement with Hawaiian Commercial & Sugar Company for 16 MW of firm capacity through December 31, 1999.

FUEL OIL USAGE AND SUPPLY

  All rate schedules of the Company's electric utility subsidiaries contain energy cost adjustment clauses whereby the charges for electric energy (and consequently the revenues of the subsidiaries generally) automatically vary with the weighted average price paid for fuel oil and certain components of purchased energy, and the relative amounts of company-generated power and purchased power. Accordingly, changes in fuel oil and certain purchased energy costs are passed on to customers. See discussion below under "Rates."

  HECO's steam power plants burn low sulfur fuel oil (LSFO). HECO's combustion turbine peaking units on Oahu burn Number 2 diesel fuel (diesel). MECO and HELCO consume medium sulfur fuel oil (MSFO) in their steam generating plants and consume diesel in the operation of their combustion turbine and diesel engine generating units. The LSFO consumed by HECO in its Oahu generating units is primarily derived from Indonesian and other Far East crude oils processed in island refineries. The MSFO supplied to MECO and HELCO is derived from the local refining of U.S. domestic crude oil.

  In the second half of 1993, HECO amended previously existing contracts for the purchase of LSFO with Chevron, U.S.A., Inc. (CUSA) and BHP Petroleum Americas Refining Inc. (BHP) providing for an extension for a period of two years commencing January 1, 1994. The PUC approved these amendments and issued a final order in December 1993 that permitted the inclusion of costs incurred under these contracts in HECO's energy cost adjustment clause. HECO pays market-related prices for fuel supplies purchased under these agreements.

  HECO, MECO, HELCO and affiliates, HTB and YB, amended previously existing joint fuel supply contracts with CUSA and BHP to provide for the purchase of diesel and MSFO supplies for a period of two years commencing January 1, 1994. The PUC subsequently approved these amendments and issued a final order in December 1993 that permitted the electric utilities to include fuel costs incurred under these contracts in their respective energy cost adjustment clauses. The electric utilities pay market-related prices for diesel and MSFO supplied under these agreements.

  The diesel supplies obtained by the Lanai Division of MECO are purchased under an arrangement with a CUSA-branded jobber (wholesale merchant) on Lanai. The Molokai Division of MECO purchases diesel under the joint fuel supply contract with CUSA referred to above.

  The fuel oil commitments information in Note 11 to HECO's Consolidated Financial Statements is incorporated herein by reference to pages 24 and 25 of HECO's 1994 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13(b).

  The following table sets forth the average cost of fuel oil used to generate electricity in the years 1994, 1993 and 1992:

                 HECO                   MECO                    HELCO                Consolidated
          -----------------      ------------------      ------------------      ----------------------
          $/Barrel   c/MBtu      $/Barrel    c/MBtu      $/Barrel    c/MBtu      $/Barrel        c/MBtu
          --------   ------      --------    ------      --------    ------      --------        ------
1994         17.55    279.1         23.36     391.6         20.98      340.9        18.92         304.4
1993         20.27    323.7         24.85     416.3         21.02      344.4        21.09         340.5
1992         18.71    298.4         23.90     399.4         20.68      339.0        19.69         317.1

  The average per-unit cost of fuel oil consumed to generate electricity for HECO, MECO and HELCO reflects a different volume mix of fuel types and grades. In 1994, 99.7% of HECO's generation fuel consumption consisted of LSFO. The balance of HECO's fuel consumption was diesel. Diesel also made up approximately two thirds of MECO's and one third of HELCO's fuel consumption. The remainder of fuel consumption of MECO and HELCO consisted of MSFO. In general, MSFO is the least costly fuel, diesel is the most expensive fuel and the price of LSFO falls between the two on a per barrel basis. The average prices of LSFO and diesel in 1994 were significantly less than the respective average prices in 1993. The average price of MSFO was higher in 1994 than in the previous year.

  HTB was contractually obligated to ship heavy fuel oil for HELCO and MECO through December 1993. Effective December 31, 1993, HTB exited the heavy fuel oil shipping business. See "Regulation and other matters-Environmental regulation-Water quality controls." HELCO and MECO carried out a bidding process to determine who would ship heavy fuel oil beyond 1993. Several bids were received and evaluated and two contracts were signed with Hawaiian Interisland Towing, Inc., subject to PUC approval. Each of the contracts has a two-year term commencing on January 1, 1994, with an option to extend for up to three two-year periods. In June 1994, the PUC approved both contracts and allowed HELCO and MECO to include the costs for fuel transportation and related costs incurred under the contracts in their respective energy cost adjustment clause.

  In 1995, it is estimated that 78% of the net energy generated and purchased by HECO and its subsidiaries will come from oil. Failure by the Company's oil suppliers to provide fuel pursuant to the supply contracts and/or substantial increases in fuel prices could adversely affect HECO and its subsidiaries' and the Company's financial condition and results of operations.

RATES

  HECO, MECO and HELCO are subject to the regulatory jurisdiction of the PUC with respect to rates, standards of service, issuance of securities, accounting and certain other matters. See "Regulation and other matters-Electric utility regulation."

  All rate schedules of HECO and its subsidiaries contain an energy cost adjustment clause to reflect changes in the price paid for fuel oil and certain components of purchased power, and the relative amounts of company-generated power and purchased power. Under current law and practices, specific and separate PUC approval is not required for each rate change pursuant to automatic rate adjustment clauses previously approved by the PUC. Rate increases, other than pursuant to such automatic adjustment clauses, require the prior approval of the PUC after public and contested case hearings. PURPA requires the PUC to periodically review the energy cost adjustment clauses of electric and gas utilities in the state, and such clauses, as well as the rates charged by the utilities generally, are subject to change.

  The PUC has broad discretion in its regulation of the rates charged by the Company's utility subsidiaries and in other matters. Any adverse decision by the PUC concerning the level or method of determining electric utility rates, the authorized returns on equity or other matters, or any prolonged delay in rendering a decision in a rate or other proceeding, could have a material adverse effect on HECO and its subsidiaries, and the Company's financial condition and results of operations. Upon a showing of probable entitlement, the PUC is required to issue an interim decision in a rate case within 10 months from the date of filing a completed application if the evidentiary hearing is completed (subject to extension for 30 days if the evidentiary hearing is not completed). There is no time limit for rendering a final decision. Interim rate increases are subject to refund with interest, pending the final outcome of the case.

  The "Recent rate requests" section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference to pages 30 to 31 of HEI's 1994 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13(a).

  In February 1995, MECO applied to the PUC for permission to increase electric rates to provide $23 million in annual revenues, or a 17.4% increase over current rates, based on a 1996 test year and a 13.5% return on average common equity.

  In March 1995, HELCO applied to the PUC for permission to increase electric rates to provide $27 million in annual revenues, or an 18.7% increase over current rates, based on a 1996 test year and a 13.5% return on average common equity.

  HECO and its subsidiaries participated in the PUC's generic docket to determine whether SFAS No. 106 should be adopted for rate-making purposes. The information on postretirement benefits other than pensions in Management's Discussion and Analysis of Financial Condition and Results of Operations and in
Note 17 to HEI's Consolidated Financial Statements is incorporated herein by reference to pages 30 and 63 to 64 of HEI's 1994 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13(a).

  Management cannot predict with certainty when decisions in pending or future rate cases will be rendered or the amount of any interim or final rate increase that will be granted.

WAIAU-CAMPBELL INDUSTRIAL PARK TRANSMISSION LINES

  In 1993, the PUC held hearings concerning Part 2 of the proposed Waiau-Campbell Industrial Park (CIP) 138-kilovolt transmission lines. These lines will be part of a second transmission corridor in West Oahu, running approximately 15 miles between CIP and HECO's Waiau Power Plant. The new lines are needed (1) to increase system reliability by locating the new lines in a separate corridor from the existing lines, (2) to provide additional transmission capacity to meet expected load growth and (3) to provide transmission capacity for existing and new power generation projects planned for West Oahu. HECO experienced community opposition over the proposed placement of portions of these lines based in part on the potential effects of the lines on aesthetics and the concern of some that the electric and magnetic fields (EMF) from the power lines may have adverse health effects. HECO witnesses addressed EMF, the route selection process (which involved extensive public input), as well as engineering and related subjects.

  One proposal by those who oppose the route of the overhead lines is to place
Part 2 of the Waiau-CIP lines underground. HECO estimated that this proposal would cost approximately $100 million more than the cost of overhead lines. In April 1994, the PUC issued a decision which permits HECO to construct the lines above ground. While the PUC recognized the concerns of aesthetics and EMF, it felt that neither concern was sufficient to justify the added cost of undergrounding the lines. In May 1994, appeals to the state Supreme Court were filed by intervenors in the PUC proceeding requesting that the Court overturn the PUC's ruling that allows HECO to construct the lines above ground. No stay of the PUC order has been entered and HECO is proceeding with the overhead construction of the lines.

  Management cannot predict with certainty the final outcome of this appeal or the impact the final outcome may have on the cost of the lines or on system reliability.

SAVINGS BANK-AMERICAN SAVINGS BANK, F.S.B.

GENERAL

  ASB was granted a charter as a federal savings bank in January 1987. Prior to that time, ASB operated as the Hawaii division of American Savings & Loan Association of Salt Lake City, Utah since 1925. At September 30, 1994, ASB's total assets were $2.9 billion and it was the fourth largest financial institution in Hawaii based on total assets. At December 31, 1994, ASB's total assets were $3.1 billion.

  HEI agreed with the OTS's predecessor regulatory agency that ASB's regulatory capital would be maintained at a level of at least 6% of ASB's total liabilities, or at such greater amount as may be required from time to time by regulation. Under the agreement, HEI's obligation to contribute additional capital was limited to a maximum aggregate amount of approximately $65.1 million. HEI elected to contribute additional capital of $1.0 million, $0.8 million and $24.0 million to ASB during 1994, 1993 and 1992, respectively. ASB is subject to the OTS regulations for dividends and other distributions applicable to financial institutions regulated by the OTS.

  ASB acquired First Nationwide Bank's Hawaii branches and deposits on October 6, 1990. The acquisition increased ASB's statewide retail branch network by 9 branches and its deposit base by $247 million, and provided approximately $239 million in cash.

  ASB's earnings depend primarily on its net interest income--the difference between the interest income earned on interest-earning assets (loans receivable, mortgage-backed securities and investments) and the interest expense incurred on interest-bearing liabilities (deposit liabilities and borrowings). Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. ASB also derives funds from receipt of interest and principal on outstanding loans receivable, borrowings from the Federal Home Loan Bank (FHLB) of Seattle, securities sold under agreements to repurchase and other sources, including collateralized medium-term notes. In 1993 and 1994, advances from the FHLB became a more significant source of funds.

  For additional information about ASB, reference is made to Note 5 to HEI's Consolidated Financial Statements, incorporated herein by reference to pages 52 through 55 of HEI's 1994 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13(a).

  The following table sets forth selected data for ASB for the periods indicated:

                                                                                           Years ended December 31,
                                                                                     ------------------------------------
                                                                                      1994            1993       1992 /2/
                                                                                     ------          ------      --------
Return on assets
  Net income divided by average total assets /1/                                       0.86%         1.00%           0.78%
Return on equity
  Net income divided by average equity /1/                                            12.96%        14.18%          12.10%
Equity to assets ratio
  Average equity divided by average total assets                                       6.64%         7.03%           6.46%

/1/ Net income includes amortization of goodwill and core deposit intangibles. /2/ Reflects allocation of corporate-level expenses for segment reporting purposes, which were not billed to ASB. In the second quarter of 1992, HEI changed its method of billing corporate-level expenses to ASB.
     Under the new billing procedure, only certain direct charges, rather than fully-allocated costs, are billed to ASB. However, no change was made by HEI in the manner in which corporate-level expenses were allocated for segment reporting purposes.

CONSOLIDATED AVERAGE BALANCE SHEET

  The following table sets forth average balances of major balance sheet categories for the periods indicated. Average balances for each period have been calculated using the average month-end or daily average balances during the period.

                                                Years ended December 31,
                                           ------------------------------------
(in thousands)                               1994         1993         1992
--------------                             ----------   -----------  ----------
ASSETS
Investment securities                     $   88,728   $  136,987   $  102,490
Mortgage-backed securities                   732,623      647,973      793,248
Loans receivable, net                      1,878,581    1,570,751    1,311,367
Other                                        178,088      183,151      173,585
                                          ----------   ----------   ----------
                                          $2,878,020   $2,538,862   $2,380,690
                                          ==========   ==========   ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Deposit liabilities                       $2,134,029   $2,076,192   $1,882,523
Other borrowings                             477,331      230,101      288,862
Other                                         75,573       54,212       55,586
Stockholder's equity                         191,087      178,357      153,719
                                          ----------   ----------   ----------
                                          $2,878,020   $2,538,862   $2,380,690
                                          ==========   ==========   ==========

ASSET/LIABILITY MANAGEMENT

  Interest rate sensitivity refers to the relationship between market interest rates and net interest income resulting from the repricing of interest-earning assets and interest-bearing liabilities. Interest rate risk arises when an interest-earning asset matures or when its interest rate changes in a time frame different from that of the supporting interest-bearing liability. Maintaining an equilibrium between rate sensitive interest-earning assets and interest-bearing liabilities will reduce some interest rate risk but it will not guarantee a stable net interest spread because yields and rates may change simultaneously or at different times and such changes may occur in differing increments. Market rate fluctuations could materially affect the overall net interest spread even if interest-earning assets and interest-bearing liabilities were perfectly matched. The difference between the amounts of interest-earning assets and interest-bearing liabilities that reprice during a given period is called "gap." An asset-sensitive position or "positive gap" exists when more assets than liabilities reprice within a given period; a liability-sensitive position or "negative gap" exists when more liabilities than assets reprice within a given period. A positive gap generally produces more net interest income in periods of rising interest rates and a negative gap generally produces more net interest income in periods of falling interest rates.

  As rates increased during 1994, the gap in the near term (0-6 months) was a negative 7.6% of total assets as compared to a cumulative one-year positive gap position of 3.0% of total assets as of December 31, 1994. The negative near-term gap position reflects increases in FHLB advances and other borrowings to support investment activities. The cumulative one-year 1994 positive gap was primarily due to investments in adjustable rate loans and mortgage-backed securities.

  The following table shows ASB's interest rate sensitivity at December 31, 1994:

                                                               Cumulative volumes at December 31, 1994
                                                                     subject to repricing within
                                ------------------------------------------------------------------------------------------------
                                    6 months             6 months               1-5                 Over 5
(dollars in millions)                or less             to 1 year              years               years              Total /1/
---------------------           -------------        -------------         ----------           -----------         ------------

INTEREST-EARNING ASSETS
Real estate loans and
 mortgage-
 backed securities
 Balloon and adjustable rate          $   541                $ 550             $   51               $  --                $1,142
 Fixed rate 1-4 unit residential          120                  106                580                 598                 1,404
 Other                                     46                   26                 58                  34                   164
Consumer and other loans                  122                    4                 19                  13                   158
Commercial loans                            7                    2                  7                   7                    23
Other interest-earning assets              43                   --                 --                  --                    43
                                -------------        -------------         ----------         -----------         -------------
Total interest-earning assets             879                  688                715                 652                 2,934
                                -------------        -------------         ----------         -----------         -------------

INTEREST-BEARING LIABILITIES
Certificate accounts                      226                  146                245                  60                   677
 Money market accounts                     71                   --                 --                  --                    71
 "Negotiable Order of
  Withdrawal" accounts                    269                   --                 --                  --                   269
Passbook accounts                         242                   60                390                 420                 1,112
FHLB advances                             186                  152                268                  11                   617
Other borrowings                          123                   --                 --                  --                   123
                                -------------        -------------         ----------         -----------         -------------
Total interest-bearing
 liabilities                            1,117                  358                903                 491                 2,869
                                -------------        -------------         ----------         -----------         -------------
Interest rate
sensitivity gap /2/                   $  (238)               $ 330            $  (188)              $ 161                $   65
                                =============        =============         ==========         ===========         =============
Cumulative interest rate
 sensitivity gap                      $  (238)               $  92            $   (96)              $  65
                                =============        =============         ==========         ===========
Cumulative interest rate
 sensitivity gap
 over total assets                      (7.64)%               2.95%             (3.08)%              2.09%
                                =============        =============         ==========         ===========

/1/ The table does not include $182 million of noninterest-earning assets and $51 million of noninterest-bearing liabilities.
/2/ The difference between the total interest-earning assets and the total interest-bearing liabilities.

INTEREST INCOME AND INTEREST EXPENSE

  The following table sets forth average balances, interest and dividend income, interest expense and weighted average yields earned and rates paid, for certain categories of interest-earning assets and interest-bearing liabilities for the periods indicated. Average balances for each period have been calculated using the average month-end or daily average balances during the period.

                                                  Years ended December 31,
                                     ---------------------------------------------------
(dollars in thousands)                 1994                1993                1992
                                     ----------          ----------          ----------
Loans
Average balances                     $1,878,581          $1,570,751          $1,311,367
Interest income                      $  154,026          $  135,778          $  124,714
Weighted average yield                     8.20%               8.64%               9.51%

Mortgage-backed securities
Average balances                     $  732,623          $  647,973          $  793,248
Interest income                      $   44,043          $   43,397          $   60,774
Weighted average yield                     6.01%               6.70%               7.66%

Investments /1/, /2/
Average balances                     $   88,728          $  136,987          $  102,490
Interest and dividend income         $    5,304          $    9,444          $    7,156
Weighted average yield                     5.98%               6.89%               6.98%

Total interest-earning assets
Average balances                     $2,699,932          $2,355,711          $2,207,105
Interest and dividend income         $  203,373          $  188,619          $  192,644
Weighted average yield                     7.53%               8.01%               8.73%

Deposits
Average balances                     $2,134,029          $2,076,192          $1,882,523
Interest expense                     $   76,509          $   77,651          $   94,339
Weighted average rate                      3.59%               3.74%               5.01%

Borrowings
Average balances                     $  477,331          $  230,101          $  288,862
Interest expense                     $   27,397          $   15,050          $   20,409
Weighted average rate                      5.74%               6.54%               7.07%

Total interest-bearing
 liabilities
Average balances                     $2,611,360          $2,306,293          $2,171,385
Interest expense                     $  103,906          $   92,701          $  114,748
Weighted average rate                      3.98%               4.02%               5.28%

Net balance, net interest
 income and interest rate spread
Net balance                          $   88,572          $   49,418          $   35,720
Net interest income                  $   99,467          $   95,918          $   77,896
Interest rate spread                       3.55%               3.99%               3.45%

 /1/ ASB has no material amount of tax-exempt investments for periods shown.
     Investments include interest-bearing deposits, marketable securities and investments in regulatory agencies.

/2/  Includes interest-bearing deposits in the Federal Home Loan Bank of
     Seattle.

  The following table shows the effect on net interest income of (1) changes in interest rates (change in weighted average interest rate multiplied by prior period average portfolio balance) and (2) changes in volume (change in average portfolio balance multiplied by prior period rate). Any remaining change is allocated to the above two categories on a pro rata basis.

                                              Increase (decrease) due to
                                           ---------------------------------
(in thousands)                               Rate       Volume       Total
--------------                             --------    --------    ---------
YEAR ENDED DECEMBER 31, 1994 VS. 1993
Income from interest-earning assets
  Loan portfolio                           $ (7,209)   $ 25,457    $ 18,248
  Mortgage-backed securities                 (4,715)      5,361         646
  Investments                                (1,129)     (3,011)     (4,140)
                                           --------    --------    --------
                                            (13,053)     27,807      14,754
                                           --------    --------    --------

Expense from interest-bearing
 liabilities
  Deposits                                   (3,228)      2,086      (1,142)
  FHLB advances and other borrowings         (2,044)     14,391      12,347
                                            -------    --------    --------
                                             (5,272)     16,477      11,205
                                            -------    --------    --------

Net interest income                        $ (7,781)   $ 11,330    $  3,549
                                           ========    ========    ========

YEAR ENDED DECEMBER 31, 1993 VS. 1992
Income from interest-earning assets
  Loan portfolio                           $(12,101)   $ 23,165    $ 11,064
  Mortgage-backed securities                 (7,060)    (10,317)    (17,377)
  Investments                                   (93)      2,381       2,288
                                           --------    --------    --------
                                            (19,254)     15,229      (4,025)
                                           --------    --------    --------

Expense from interest-bearing
 liabilities
  Deposits                                  (25,675)      8,987     (16,688)
  FHLB advances and other borrowings         (1,443)     (3,916)     (5,359)
                                           --------    --------    --------
                                            (27,118)      5,071     (22,047)
                                           --------    --------    --------
Net interest income                        $  7,864    $ 10,158    $ 18,022
                                           ========    ========    ========

OTHER INCOME

  In addition to net interest income, ASB has various sources of other income, including fee income from servicing loans, fees on deposit accounts, rental income from premises and other income. Other income totaled approximately $12.2 million in 1994, compared to $11.1 million in 1993 and $10.4 million in 1992.

LENDING ACTIVITIES

  General. ASB's net loan and mortgage-backed securities portfolio totaled approximately $2.9 billion at December 31, 1994, representing 92.8% of its total assets, compared to $2.4 billion, or 90.3%, and $2.2 billion, or 88.3%, at December 31, 1993 and 1992, respectively. ASB's loan portfolio consists primarily of conventional residential mortgage loans which are not insured by the Federal Housing Administration (FHA) nor guaranteed by the Veterans Administration. At December 31, 1994, mortgage-backed securities represented 36.9% of the loan and mortgage-backed securities portfolio, compared to 26.7% at December 31, 1993 and 32.7% at December 31, 1992.

  The following tables set forth the composition of ASB's loan and mortgage-backed securities portfolio:

                                                                                 December 31,
                                                  ---------------------------------------------------------------------------------
                                                            1994                        1993                        1992
                                                  -------------------------    ------------------------    ------------------------
(dollars in thousands)                              Balance      % of total      Balance     % of total      Balance     % of total
----------------------                            -----------    ----------    -----------   ----------    -----------   ----------
REAL ESTATE LOANS /1/
Conventional                                       $1,636,282         56.59%   $1,584,218         66.98%   $1,294,769         59.59%
Construction and development                           32,074          1.11        26,526          1.12        33,123          1.53
Troubled debt restructuring                            16,151          0.56         3,397          0.14         8,945          0.41
                                                   ----------    ----------    ----------    ----------    ----------    ----------
                                                    1,684,507         58.26     1,614,141         68.24     1,336,837         61.53
Less
 Unearned fees and discounts                          (21,159)        (0.73)      (26,728)        (1.13)      (20,422)        (0.94)
 Undisbursed loan funds                               (13,844)        (0.48)      (13,142)        (0.55)      (16,203)        (0.74)
 Allowance for losses                                  (7,259)        (0.25)       (3,962)        (0.17)       (3,626)        (0.17)
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Total real estate loans, net                        1,642,245         56.80     1,570,309         66.39     1,296,586         59.68
                                                   ----------    ----------    ----------    ----------    ----------    ----------
OTHER LOANS
Loans on deposits                                      15,378          0.53        15,015          0.63        15,013          0.69
Consumer and other loans                              144,505          5.00       129,961          5.49       134,943          6.21
Commercial loans                                       27,981          0.97        24,494          1.04        21,830          1.01
                                                   ----------    ----------    ----------    ----------    ----------    ----------
                                                      187,864          6.50       169,470          7.16       171,786          7.91
Less
 Unearned fees and discounts                              (52)        (0.00)         (156)        (0.01)         (148)        (0.01)
 Undisbursed loan funds                                (4,468)        (0.16)       (3,173)        (0.13)       (3,805)        (0.18)
 Allowance for losses                                  (1,534)        (0.05)       (1,352)        (0.06)       (1,531)        (0.07)
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Total other loans, net                                181,810          6.29       164,789          6.96       166,302          7.65
                                                   ----------    ----------    ----------    ----------    ----------    ----------
MORTGAGE-BACKED SECURITIES,
 NET OF DISCOUNTS                                   1,067,287         36.91       630,156         26.65       709,891         32.67
                                                   ----------    ----------    ----------    ----------    ----------    ----------
TOTAL LOANS AND
 MORTGAGE-BACKED SECURITIES, NET                   $2,891,342        100.00%   $2,365,254        100.00%   $2,172,779        100.00%
                                                   ==========    ==========    ==========    ==========    ==========    ==========

/1/ Includes renegotiated loans.

                                                                         December 31,
                                        --------------------------------------------------------------------
                                                         1991                                1990
                                        --------------------------------------------------------------------
(dollars in thousands)                         Balance         % of total             Balance     % of total
---------------------                   -----------------      ----------            ----------   ----------
REAL ESTATE LOANS /1/
Conventional                                $  976,004           50.02%              $  792,197      44.95%
Construction and development                    24,978            1.28                    7,186       0.41
Troubled debt restructuring                        180            0.01                      220       0.01
Other real estate loans                             --              --                      130       0.01
                                        -----------------      ----------            -----------  ----------
                                             1,001,162           51.31                  799,733      45.38
Less
  Unearned fees and discounts                  (16,106)          (0.82)                 (14,356)     (0.82)
  Undisbursed loan funds                       (11,854)          (0.61)                  (6,279)     (0.36)
  Allowance for losses                          (2,678)          (0.14)                  (2,371)     (0.13)
                                        -----------------      ----------            -----------  ----------
Total real estate loans, net                   970,524           49.74                  776,727      44.07
                                        -----------------      ----------            -----------  ----------
OTHER LOANS
Loans on deposits                               15,528            0.80                   16,968       0.96
Consumer and other loans                       144,356            7.40                  128,387       7.29
Commercial loans                                22,998            1.18                   19,591       1.11
                                        -----------------      ----------            -----------  ----------
                                               182,882            9.38                  164,946       9.36
Less
  Unearned fees and discounts                     (204)          (0.01)                    (252)     (0.01)
  Undisbursed loan funds                        (3,436)          (0.18)                  (3,355)     (0.19)
  Allowance for losses                          (1,140)          (0.06)                  (1,016)     (0.06)
                                        -----------------      ----------            -----------  ----------
Total other loans, net                         178,102            9.13                  160,323       9.10
                                        -----------------      ----------            -----------  ----------
MORTGAGE-BACKED SECURITIES, NET OF
 DISCOUNTS                                     802,430           41.13                  825,292      46.83
                                        -----------------      ----------            -----------  ----------
TOTAL LOANS AND MORTGAGE-BACKED
   SECURITIES, NET                          $1,951,056          100.00%              $1,762,342     100.00%
                                        =================      ==========            ==========  ==========

/1/ Includes renegotiated loans.

  Origination, purchase and sale of loans. Generally, loans originated and purchased by ASB are secured by real estate located in Hawaii. As of December 31, 1994, approximately $8.6 million of loans which were purchased from other lenders were secured by properties located in the continental United States. For additional information, including information concerning the geographic distribution of ASB's mortgage-backed securities portfolio and the geographic concentration of credit risk, reference is made to Note 19 to HEI's Consolidated Financial Statements, incorporated herein by reference to page 65 of HEI's 1994 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13(a).

  The following table shows the amount of loans originated for the years indicated:

                                                                Amount of
(dollars in millions)                                           loans originated
--------------------                                             ----------------
1994                                                            $523
1993                                                             564
1992                                                             601
1991                                                             387
1990                                                             366

  Residential mortgage lending. During 1994, interest rates rose and the demand for adjustable rate mortgage (ARM) loans over fixed rate loans increased compared with 1993. ARM loans carry adjustable interest rates which are typically set according to a short-term index. Payment amounts may be adjusted periodically based on changes in interest rates. ARM loans represented approximately 46.3% of the total originations of first mortgage loans in 1994, compared to 24.7% and 34.0% in 1993 and 1992, respectively. ASB intends to continue to emphasize the origination and purchase of ARM loans to further improve its asset/liability management.

  ASB is permitted to lend up to 100% of the appraised value of the real property securing a loan. Its general policy is to require private mortgage insurance when the loan-to-value ratio of owner-occupied property exceeds 80% of the lower of the appraised value or purchase price. On nonowner-occupied residential properties, the loan-to-value ratio may not exceed 80% of the lower of the appraised value or purchase price.

  Construction and development lending. ASB provides both fixed and adjustable rate loans for the construction of one-to-four residential unit and commercial properties. Construction and development financing generally involves a higher degree of credit risk than long-term financing on improved, occupied real estate. Accordingly, all construction and development loans are priced higher than loans secured by completed structures. ASB's underwriting, monitoring and disbursement practices with respect to construction and development financing are designed to ensure sufficient funds are available to complete construction projects. As of December 31, 1994, 1993 and 1992, construction and development loans represented 1.7%, 1.5% and 2.2%, respectively, of ASB's gross loan portfolio. See "Loan portfolio risk elements."

  Multi-family residential and commercial real estate lending. Permanent loans secured by multi-family properties (generally apartment buildings), as well as commercial and industrial properties (including office buildings, shopping centers and warehouses), are originated by ASB for its own portfolio as well as for participation with other lenders. In 1994, 1993 and 1992, loans on these types of properties accounted for approximately 6.6%, 6.0% and 8.2%, respectively, of ASB's total mortgage loan originations. The objective of commercial real estate lending is to diversify ASB's loan portfolio to include sound, income-producing properties.

  Consumer lending. ASB offers a variety of secured and unsecured consumer loans. Loans secured by deposits are limited to 90% of the available account balance. ASB also offers VISA cards, automobile loans, general purpose consumer loans, second mortgage loans, home equity lines of credit, checking account overdraft protection and unsecured lines of credit. In 1994, 1993 and 1992, loans of these types accounted for approximately 6.2%, 4.3% and 4.9%, respectively, of ASB's total loan originations.

  Corporate banking/commercial lending. ASB is authorized to make both secured and unsecured corporate banking loans to business entities. This lending activity is designed to diversify ASB's asset structure, shorten maturities, provide rate sensitivity to the loan portfolio and attract business checking deposits. As of December 31, 1994, 1993 and 1992, corporate banking loans represented 1.3%, 1.2% and 1.2%, respectively, of ASB's total net loan portfolio.

  Loan origination fee and servicing income. In addition to interest earned on loans, ASB receives income from servicing of loans, for late payments and from other related services. Servicing fees are received on loans originated and subsequently sold by ASB and also on loans for which ASB acts as collection agent on behalf of third-party purchasers.

  ASB generally charges the borrower at loan settlement a loan origination fee ranging from 2% to 3% of the amount borrowed. Loan origination fees (net of direct loan origination costs) are deferred and recognized as an adjustment of yield over the life of the loan. Nonrefundable commitment fees (net of direct loan origination costs, if applicable) to originate or purchase loans are deferred. The nonrefundable commitment fees are recognized as an adjustment of yield over the life of the loan if the commitment is exercised. If the commitment expires unexercised, nonrefundable commitment fees are recognized in income upon expiration of the commitment.

  Loan portfolio risk elements. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. If delinquencies are not cured promptly, ASB normally commences a collection action, including foreclosure proceedings in the case of secured loans. In a foreclosure action, the property securing the delinquent debt is sold at a public auction in which ASB may participate as a bidder to protect its interest. If ASB is the successful bidder, the property is classified in a real estate owned account until it is sold. At December 31, 1994, there were three residential properties acquired in settlement of loans totaling $0.8 million or 0.03% of total assets. At December 31, 1993, there was only one residential property acquired in settlement of a loan totaling $0.2 million, or 0.01% of total assets. At December 31, 1992 there was only one commercial property acquired in settlement of a loan totaling $2.0 million, or 0.08% of total assets.

  In addition to delinquent loans, other significant lending risk elements include: (1) accruing loans which are over 90 days past due as to principal or interest, (2) loans accounted for on a nonaccrual basis (nonaccrual loans), and
(3) loans on which various concessions are made with respect to interest rate, maturity, or other terms due to the inability of the borrower to service the obligation under the original terms of the agreement (renegotiated loans). ASB has no loans which are over 90 days past due on which interest is being accrued for the years presented in the table below. The level of nonaccrual and renegotiated loans represented 1.4%, 0.5%, 1.0%, 0.1% and 0.1%, of ASB's total net loans outstanding at December 31, 1994, 1993, 1992, 1991 and 1990, respectively. The following table sets forth certain information with respect to nonaccrual and renegotiated loans for the dates indicated:

                                                          December 31,
                                        ---------------------------------------------
(in thousands)                              1994      1993     1992     1991    1990
--------------                          ---------   -------  -------   ------  ------
Nonaccrual loans-
Real estate
  1-4 unit residential                    $ 8,773   $5,006   $12,526   $ 556   $ 704
  Income property                          14,224      220       395      --      --
                                        ---------   ------   -------   ------  ------
Total real estate                          22,997    5,226    12,921     556     704
Commercial                                     25       38     1,059      --      25
Consumer                                      793      460       181     439     269
                                        ---------   -------  -------   ------  ------
Total nonaccrual loans                    $23,815   $5,724   $14,161   $ 995   $ 998
                                        =========   =======  =======   ======  ======
Renegotiated loans not included
above-
Real estate
  1-4 unit residential                    $ 1,004   $  381   $    --   $  --    $ --
  Income property                              --    1,486        --     180     220
  Commercial                                   --      324        --      --      --
                                        ---------   -------  -------   ------  ------
Total renegotiated loans                  $ 1,004   $2,191   $    --   $ 180   $ 220
                                        =========   =======  =======   ======  ======

  ASB's policy generally is to place mortgage loans on a nonaccrual status (interest accrual is suspended) when the loan becomes more than 90 days past due or on an earlier basis when there is a reasonable doubt as to its collectability. Loans on nonaccrual status amounted to $23.8 million (1.27% of total loans) at December 31, 1994, $5.7 million (0.32% of total loans) at December 31, 1993, $14.2 million (0.94% of total loans) at December 31, 1992, $1.0 million (0.08% of total loans) at December 31, 1991 and $1.0 million (0.10% of total loans) at December 31, 1990.

  The significant increase in loans on nonaccrual status from yearend 1991 to 1992 was primarily due to the effects of Hurricane Iniki on the island of Kauai, such as higher unemployment. As of December 31, 1992, real estate loans with remaining principal balances of $8.9 million were restructured to defer monthly contractual principal and interest payments for three months with repayments of the entire deferred amounts due at the end of the three-month period. These loans had been classified as nonaccrual loans as of December 31, 1992. Substantially all of these loans have resumed their normal repayment schedule and are classified as performing loans.

  In 1994, the $18 million increase in nonaccrual real estate loans is a result of Hawaii's weak economy. A rising trend of delinquencies resulted in a $3.8 million increase in nonaccrual residential loans. The $14 million increase in nonaccrual income property loans is primarily due to three commercial real estate loans with principal balances totaling $11.8 million that were restructured/renegotiated to defer monthly principal and interest payments for three to six months. Gross interest income deferred during 1994 relating to these restructured/renegotiated loans amounted to $0.5 million. Based on current evaluations of collection prospects, a specific loss reserve of $1.6 million was established for one of the loans secured by a commercial retail/office building located on the island of Oahu. There were no loan loss provisions with respect to renegotiated loans in 1993, 1992, 1991 and 1990 because the estimated net realizable value of the collateral for such loans was determined to be in excess of the outstanding principal amounts of these loans.

  Allowance for loan losses. The provision for loan losses is dependent upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of future losses inherent in the loan portfolio. While management attempts to use the best information available to make evaluations, future adjustments may be necessary as circumstances change and additional information becomes available.

  The following table presents the changes in the allowance for loan losses for the periods indicated.

                                                          Years ended December 31,
                                               ---------------------------------------------
(dollars in thousands)                           1994     1993     1992      1991     1990
----------------------                         -------  -------   ------   -------   -------
Allowance for loan losses, beginning of year    $5,314   $5,157   $3,818    $3,387    $2,911
                                               -------  -------   ------   -------    ------

ADDITIONS TO PROVISIONS FOR LOSSES
Real estate loans                                3,406     336      945        296       329
Other loans                                        577     443      549        345       299
                                               -------  -------   ------   -------    ------
Total additions                                  3,983     779    1,494        641       628
                                               -------  -------   ------   -------    ------
NET (RECOVERY) CHARGE-OFFS
Real estate loans                                 109       --       (3)       (12)       --
Other loans                                       395      622      158        222       152
                                               -------  -------   ------   -------    ------
Total net charge-offs                             504      622      155        210       152
                                               -------  -------   ------   -------    ------
Allowance for loan losses, end of year         $8,793   $5,314   $5,157     $3,818    $3,387
                                               =======  =======  =======   =======    ======
Ratio of net charge-offs during the
 period  to average loans outstanding            0.03%    0.04%    0.01%      0.02%     0.02%
                                               =======  =======  =======   =======    ======

  ASB's ratio of provisions for loan losses during the period to average loans outstanding was 0.21%, 0.05%, 0.11%, 0.06% and 0.07% for the years ended December 31, 1994, 1993, 1992, 1991 and 1990, respectively. The increase in provisions for loan losses during 1992 was primarily due to the 27% increase in average loans outstanding and a $0.6 million additional provision for Kauai loans anticipated to be affected by Hurricane Iniki. In 1994, to establish additional specific loss reserves and in response to a rising trend of delinquencies caused by Hawaii's weak economy, ASB increased its loss reserve by $3.5 million.

INVESTMENT ACTIVITIES

  In recent years, ASB's investment portfolio has consisted primarily of mortgage-backed securities, federal agency obligations and stock of the FHLB of Seattle. In response to the increasing interest rate environment, management decided to liquidate ASB's portfolio of securities held for trading and the liquidation was completed in October 1994.

  The following table sets forth the composition of ASB's investment portfolio, excluding mortgage-backed securities to be held-to-maturity, at the dates indicated:

                                                      December 31,
                                        ------------------------------------------
(dollars in thousands)                     1994           1993            1992
---------------------                   -----------   -------------    -----------
Marketable securities
  Federal agency obligations               $   --          $    --        $15,293
  Other securities held for trading            --           45,396         23,037
                                        -----------   -------------    -----------
Total marketable securities                    --           45,396         38,330

Investments in regulatory agencies-FHLB
 stock                                      32,523          23,203         20,194
                                        -----------   -------------    -----------
Total investments                          $32,523         $68,599        $58,524
                                        ===========   =============    ===========

Weighted average rate on investments/1/       6.86%           9.75%          9.38%
                                        ===========   =============    ===========

/1/  On investments during the year ended December 31.

DEPOSITS AND OTHER SOURCES OF FUNDS

  General. Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. ASB also derives funds from receipt of interest and principal on outstanding loans receivable and mortgage-backed securities, borrowings from the FHLB of Seattle, securities sold under agreements to repurchase and other sources. ASB borrows on a short-term basis to compensate for seasonal or other reductions in deposit flows. ASB also may borrow on a longer-term basis to support expanded lending or investment activities. In the last two years, advances from the FHLB have become a more significant source of funds as the demand for deposits has decreased. Using higher cost sources of funds puts downward pressure on ASB's net interest income.

  Deposits. ASB's deposits are obtained primarily from residents of Hawaii. In 1994, ASB had average deposits aggregating $2.1 billion. Net savings outflows for 1994 and 1993 were approximately $32 million and $9 million, respectively, excluding interest credited to deposit accounts. Net savings inflow for 1992 was approximately $343 million, excluding interest credited to deposit accounts. The decrease in net savings flow for 1994 was due primarily to the effects of rising interest rates and increased competition. The net savings outflow for 1993 was due primarily to the withdrawal of a trust company deposit account of $92 million. The trust company had been acquired by another financial institution. The substantial increase in net savings inflow for 1992 was due to ASB's strategy to increase its retail market by paying higher rates of interest on savings accounts than most of its competitors in Hawaii during this period. The weighted average rate paid on deposits during 1994 decreased to 3.59%, compared to 3.74% and 5.01% in 1993 and 1992, respectively. In the three years ended December 31, 1994, ASB had no deposits placed by or through a broker.

  The following table shows the distribution of ASB's average deposits and average daily rates by type of deposit for the years indicated. Average balances for a period have been calculated using the average of month-end balances during the period.

                                                                             Years ended December 31,
                                  -------------------------------------------------------------------------------------------------
                                               1994                           1993                                 1992
                                  ------------------------------  -------------------------------  --------------------------------
                                               % of                             % of                             % of
(dollars in                         Average    total     Average   Average      total    Average    Average      total    Average
 thousands)                         balance   deposits   rate %    balance     deposits   rate %    balance    deposits   rate %
-----------                       ----------  --------   -------  ----------  ---------  --------  ---------   ---------  --------
Passbook accounts                 $1,215,919    56.98%     3.51%   $1,126,880   54.28%     3.73%    $738,692     39.24%     4.69%
Negotiable Order of
 Withdrawal (NOW) accounts           266,335    12.48      2.25       268,227   12.92      2.49      242,682     12.89      4.11
Money market accounts                 88,320     4.14      3.02       119,238    5.74      3.15      149,811      7.96      4.30
Certificate accounts                 563,455    26.40      4.48       561,847   27.06      4.48      751,338     39.91      5.76
                                  ----------   ------      ----    ----------  ------      ----   ----------    ------      ----
Total deposits                    $2,134,029   100.00%     3.59%   $2,076,192  100.00%     3.74%  $1,882,523    100.00%     5.01%
                                  ==========   ======      ====    ==========  ======      ====   ==========    ======      ====

     At December 31, 1994, ASB had $203.7 million in certificate accounts of $100,000 or more, maturing as follows:

(in thousands)                                         Amount
--------------                                        --------
Three months or less                                  $ 84,986
Greater than three months through six months            26,571
Greater than six months through twelve months           41,866
Greater than twelve months                              50,291
                                                      --------
                                                      $203,714
                                                      ========

  Borrowings. ASB obtains advances from the FHLB of Seattle, provided certain standards related to credit-worthiness have been met. Advances are secured under a blanket pledge of the common stock ASB owns in the FHLB of Seattle and each note or other instrument held by ASB and the mortgage securing it. FHLB advances generally are available to meet seasonal and other withdrawals of deposit accounts, to expand lending and to assist in the effort to improve asset and liability management. FHLB advances are made pursuant to several different credit programs offered from time to time by the FHLB of Seattle.

  At December 31, 1994, 1993 and 1992, advances from the FHLB amounted to $616 million, $290 million and $194 million, respectively. The weighted average rate on the advances from the FHLB outstanding at December 31, 1994, 1993 and 1992 were 6.17%, 6.24% and 7.39%, respectively. The maximum amount outstanding at any month-end during 1994, 1993 and 1992 was $616 million, $290 million and $259 million, respectively. Advances from the FHLB averaged $453 million, $210 million and $221 million during 1994, 1993 and 1992, respectively, and the approximate weighted average rate thereon was 5.77%, 6.84% and 7.65%, respectively. During 1994, increased advances from the FHLB were needed to support investment activities as the effects of rising interest rates and increased competition slowed deposit growth.

  At December 31, 1994 and 1992, securities sold under agreements to repurchase consisted of mortgage-backed securities sold to brokers/dealers under fixed-coupon agreements. The agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets. The dollar amount of securities underlying the agreements remains in the asset accounts. At December 31, 1994 and 1992, $123.3 million (including accrued interest of $1.0 million) and $27.2 million (including accrued interest of $0.2 million) of the agreements were to repurchase substantially the same securities, respectively. There were no outstanding securities sold under agreements to repurchase as of December 31, 1993. The weighted average rates on securities sold under agreements to repurchase outstanding at December 31, 1994 and 1992 were 6.22% and 3.34%, respectively. The maximum amount outstanding at any month-end during 1994, 1993 and 1992 was $123 million, $27 million and $125 million, respectively. Securities sold under agreements to repurchase averaged $21 million, $20 million and $66 million during 1994, 1993 and 1992, respectively, and the approximate weighted average interest rate thereon was 5.14%, 3.39% and 5.15%, respectively.

  Subject to obtaining certain approvals from the FHLB of Seattle, ASB may offer collateralized medium-term notes due from nine months to 30 years from the date of issue and bearing interest at a fixed or floating rate established at the time of issue. At December 31, 1994, 1993 and 1992, ASB had no outstanding collateralized medium-term notes.

  The following table sets forth information concerning ASB's advances from FHLB and other borrowings at the dates indicated:

                                                                 December 31,
                                        -------------------------------------------------
(dollars in thousands)                      1994              1993              1992
---------------------                   ------------     -------------       ------------
Advances from FHLB                         $616,374           $289,674           $194,099
Securities sold under agreements to
 repurchase                                 123,301                 --             27,223
                                           --------           --------           --------
Total borrowings                           $739,675           $289,674           $221,322
                                           ========           ========           ========
Weighted average rate /1/                      6.18%              6.24%              6.89%

/1/  On borrowings at December 31.

COMPETITION

  The primary factors in competing for deposits are interest rates, the quality and range of services offered, marketing, convenience of office locations, office hours and perceptions of the institution's financial soundness and safety. Competition for deposits comes primarily from other savings institutions, commercial banks, credit unions, money market and mutual funds and other investment alternatives. Additional competition for deposits comes from various types of corporate and government borrowers, including insurance companies. To meet the competition, ASB offers a variety of savings and checking accounts at competitive rates, convenient business hours, convenient branch locations with interbranch deposit and withdrawal privileges at each office and conducts advertising and promotional campaigns.

  The primary factors in competing for first mortgage and other loans are interest rates, loan origination fees and the quality and range of lending services offered. Competition for origination of first mortgage loans comes primarily from other savings institutions, mortgage banking firms, commercial banks, insurance companies and real estate investment trusts. ASB believes that it is able to compete for such loans primarily through the interest rates and loan fees it charges, the type of mortgage loan programs it offers and the efficiency and quality of the services it provides its borrowers and the real estate business community.

OTHER

FREIGHT TRANSPORTATION -- HAWAIIAN TUG & BARGE CORP AND YOUNG BROTHERS, LIMITED
-------------------------------------------------------------------------------

GENERAL

  HTB and its wholly owned subsidiary, YB, were acquired in 1986. HTB provides marine transportation services in Hawaii and the Pacific area, including charter tug and barge and harbor tug operations. YB, which is a regulated interisland cargo carrier, transports general freight and containerized cargo by barge on a regular schedule between all major ports in Hawaii. YB moved 3.0 million revenue tons of cargo between the islands in 1994, compared to 3.1 million tons of cargo in 1993.

  A substantial portion of the state's commodities are imported, and almost all of Hawaii's overseas inbound and outbound cargo moves through Honolulu. Cargo destined for the neighbor islands is transshipped through the Honolulu gateway.

  YB has a nonexclusive Certificate of Public Convenience and Necessity from the PUC to operate as an intrastate common carrier by water. The Certificate will remain in effect for an indefinite period unless suspended or terminated by the PUC. Although YB encounters competition from, among others, interstate carriers and unregulated contract carriers, YB is the only authorized common carrier under the Hawaii Water Carrier Act.

YB RATES

  YB generally must accept for transport all cargo offered. YB rates and charges must be approved by the PUC and the PUC has broad discretion in its regulation of the rates charged by YB.

  In September 1992, YB filed an application for a tariff change in its minimum bill of lading from $10.43 to $21.03 (later increased to $21.62). This application was suspended on October 7, 1992. On November 5, 1992, YB filed a general rate increase application with the PUC for a 17.1% across-the-board increase in rates effective December 20, 1992. On December 18, 1992, the PUC ordered that the two applications be consolidated and that the consolidated application be suspended for a period of six months to and including June 19, 1993. On February 12, 1993, YB reduced its general rate increase request to 15.7% from the 17.1% originally requested. The decrease in the request was primarily due to a decrease in rate base resulting from the change in the test year period and an adjustment to YB's capital structure to reflect more leverage. The revised request was based on a rate of return of 16.7% on an imputed equity of 55%. Hearings for this general rate increase and the tariff change were held in May 1993. On June 30, 1993, the PUC issued a decision granting an $18.00 minimum bill of lading charge and a 4.3% general rate increase on all rates excluding the Minimum Bill of Lading and Marine Cargo Insurance rates. The new rates and charges became effective on July 8, 1993. This decision was based on a rate of return of 15.15% on an imputed equity of 55%. Also, on June 30, 1993, the PUC approved YB's motion to rescind a 1.1% interim rate reduction for the effects of the Tax Reform Act of 1986, effective July 8, 1993.

  YB filed an application on May 16, 1994 requesting PUC approval to increase its general freight rates by 5.9% and its Minimum Bill of Lading charge from $18.00 to $20.93 to be effective July 1, 1994. On June 17, 1994, the PUC suspended YB's application for a period of six months to and including December 31, 1994. On August 12, 1994, YB filed its testimonies and exhibits for a 1995 test year and simultaneously filed a Motion to Amend its May 16, 1994 Application to request a 10.3% rate increase. The Consumer Advocate filed its opposition to YB's motion on August 22, 1994. On September 26, 1994, YB filed with the PUC a Stipulation indicating YB and the Consumer Advocate had agreed to stipulate to a 6% general rate increase effective upon PUC approval. On December 12, 1994, the PUC granted YB approval to increase its rates 6% across-the-board, which YB put into effect on December 15, 1994.

  YB also participated in the PUC's generic docket to determine whether SFAS No. 106 should be adopted for rate-making purposes. The information on postretirement benefits other than pensions in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 17 to HEI's Consolidated Financial Statements is incorporated herein by reference to pages 30 and 63 to 64 of HEI's 1994 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13(a).

REAL ESTATE-MALAMA PACIFIC CORP.
--------------------------------

GENERAL

  MPC was incorporated in 1985 and engages in real estate development activities, either directly or through joint ventures.

  MPC's real estate development investments in residential projects are targeted for Hawaii's owner-occupant market. MPC's subsidiaries are currently involved in the active development of five residential projects (Kipona Hills, Kua' Aina Ridge, Westpark and Westhills at Makakilo Heights, Piilani Village Phase 1 and Sunrise Estates) on the islands of Oahu, Maui and Hawaii encompassing approximately 580 homes or lots, of which nearly 340 have been completed and sold. Either directly or through its joint ventures, MPC's subsidiaries have access to nearly 420 acres of land for future residential development.

  Residential development generally requires long lead time to obtain necessary zoning changes, building permits and other required approvals. MPC's projects are subject to the usual risks of real estate development, including fluctuations in interest rates, the receipt of timely and appropriate state and local zoning and other necessary approvals, possible cost overruns and construction delays, adverse changes in general commerce and local market conditions, compliance with applicable environmental and other regulations, and potential competition from other new projects and resales of existing residences.

  In 1994, Malama's real estate development activities continued to experience slow sales activity. Although the local economy has started to strengthen, sales were dampened by significant increases in interest rates. Sales activity is expected to improve gradually in 1995 as the upturn in Hawaii's 1994 visitor count, after three consecutive years of decline, is a signal of improving economic conditions.

JOINT VENTURE DEVELOPMENTS

  Makakilo Cliffs. In 1990, MDC and JGL Enterprises Inc. formed Makakilo Cliffs Joint Venture for the development of a 280-unit multi-family residential project on approximately 26 acres in Makakilo, Hawaii (island of Oahu). MDC's partnership interest was assigned to Malama Makakilo Corp., another wholly owned subsidiary of MPC, in August 1990. Sales of the first 81 units closed in 1991 and all remaining units closed in 1992. The joint venture was dissolved in December 1993.

  Sunrise Estates. In 1990, MDC and HSC, Inc. formed Sunrise Estates Joint Venture to develop and sell 165 one-acre house lots in Hilo, Hawaii (island of Hawaii). In 1993 and 1992, sales of three lots and 153 lots closed, respectively. There were no sales in 1994. Sales of the remaining nine lots are expected in 1995.

  In 1991, HSC, Inc. and Malama Elua Corp., a wholly owned subsidiary of MPC, formed Sunrise Estates II Joint Venture to develop and sell approximately 140 one-acre house lots in Hilo, Hawaii, adjacent to the Sunrise Estates Joint Venture project. Rezoning was completed in 1993, subdivision approvals are in progress and site work is expected to commence in 1996.

  Ainalani Associates. MMO and MDT-BF Limited Partnership (MDT) were partners in a joint venture known as Ainalani Associates. In 1992, MMO acquired MDT's 50% interest in Ainalani Associates, and the partnership was dissolved. MMO is completing the development and sale of three projects on the islands of Maui and Hawaii, described below under "MMO projects" and is a 50% partner in Palailai Associates, a partnership with Palailai Holdings, Inc.

  Baldwin*Malama. In 1990, MDC acquired a 50% general partnership interest in Baldwin*Malama, a partnership with Baldwin Pacific Properties, Inc. (BPPI), established to acquire about 172 acres of land for potential development of about 780 single and multi-family residential units in Kihei on the island of Maui. In 1994, the project received approval to increase density to approximately 1,000 units. The project has completed site work for the first phase of single family units. At December 31, 1994, 37 homes were completed and sold, two homes were under construction and one completed unit was available for sale.

  In May 1993, Baldwin*Malama was reorganized as a limited partnership in which MDC is the sole general partner and BPPI is the sole limited partner. In conjunction with the dissolution of the Baldwin*Malama general partnership and formation of the limited partnership, MPC agreed to loan $1.6 million to BPPI and up to $15 million to the limited partnership. In 1994, MPC agreed to increase the loan amount to Baldwin*Malama up to $19 million. Beginning in May 1993, MDC consolidated the accounts of Baldwin*Malama. Previously, MDC accounted for its investment in Baldwin*Malama under the equity method. At December 31, 1994, the outstanding balance on MPC's loan to BPPI was $1.2 million.

  Palailai Associates. MMO assumed Ainalani Associates' interest in Palailai Associates in 1992 upon acquiring MDT's 50% interest in Ainalani Associates. In 1993, Palailai Associates completed the development and sale of the first increment of 107 homes and lots and completed the bulk sale of its 38.8 acres of multi-family zoned land in Makakilo, Oahu. The second increment of 69 single family homes is nearly completed, with 64 homes completed and sold as of December 31, 1994. The third increment of 100 single family homes is in progress with 13 homes completed and sold as of December 31, 1994. Palailai Associates owns approximately 42 acres of adjacent land zoned for residential development.

MMO PROJECTS

  In 1992, MMO acquired the Kipona Hills, Kua' Aina Ridge and Kehaulani Place projects of Ainalani as a result of MMO's acquisition of MDT's 50% interest in Ainalani Associates and Ainalani Associates' subsequent dissolution.

  Kipona Hills is a 66-unit subdivision located in Waikoloa on the island of Hawaii. Through December 31, 1994, 56 homes or lots were completed and sold, and 10 lots were available for sale.

  Kua' Aina Ridge is a 92-lot-only subdivision in Pukalani, Maui. Subdivision improvements have been completed and sales closings commenced in 1993. As of December 31, 1994, 72 lots were available for sale.

  Kehaulani Place (formerly known as Hanohano), consisting of approximately 50 acres of land in Pukalani, Maui, is currently zoned for agriculture. Rezoning and land-use reclassification will be required before development can commence. Land planning and presentations to local community groups commenced in 1993.

PROJECT FINANCING

  At December 31, 1994, MPC or its subsidiaries were directly liable for $14.1 million of outstanding loans and had additional loan facilities of $0.8 million. In addition, at December 31, 1994, MPC or its subsidiaries had issued (i) guaranties under which they were jointly and severally contingently liable with their joint venture partners for $1.9 million of outstanding loans and (ii) payment guaranties under which MPC or its subsidiaries were severally contingently liable for $7.2 million of outstanding loans and $7.1 million of additional undrawn loan facilities. In total, at December 31, 1994, MPC or its subsidiaries were liable or contingently liable for $23.2 million of outstanding loans and $7.9 million in undrawn loan facilities. All such loans are collateralized by real property. At December 31, 1994, HEI had agreed with the lenders of construction loans and loan facilities, of which approximately $13.3 million was outstanding and $7.9 million was undrawn, that it will maintain ownership of 100% of the stock of MPC and that it intends, subject to good and prudent business practices, to keep MPC financially sound and responsible to meet its obligations. MPC or its subsidiaries may enter into additional commitments in connection with the financing of future phases of development of MPC's projects and HEI may enter into similar agreements regarding the ownership and financial condition of MPC.

MALAMA WATERFRONT CORP.

  In 1989, Malama Waterfront Corp., a wholly owned subsidiary of MPC, entered into an agreement to purchase HECO's Honolulu Power Plant in a sale and leaseback transaction subject to PUC approval. HECO withdrew its application for the sale and leaseback of the plant in July 1993. See a further discussion in "Item 2. Properties--Electric utility--HECO."

HEI INVESTMENT CORP.
--------------------

    HEIIC was incorporated in May 1984 primarily to make passive, tax-advantaged investments in corporate securities and other long-term investments. HEIIC is not an "investment company" under the Investment Company Act of 1940 and has no direct employees.

  HEIIC has sold substantially all of its investments in marketable debt and equity securities over the last few years.

  HEIIC's long-term investments consist primarily of investments in leveraged leases. HEIIC has a 15% ownership interest in an 818-MW coal-fired generating unit in Georgia, which is subject to a leveraged lease agreement entered into in 1985 and expiring in 2013. The lessee has options to renew the lease at fixed rentals for at least 8.5 additional years, and thereafter at fair market rentals. In the fall of 1987, HEIIC purchased commercial buildings on leasehold properties located in the continental United States, along with the related lease rights and obligations. These leveraged, purchase-leaseback investments included two major buildings housing operations of Hershey Foods in Pennsylvania and six supermarkets leased to Kroger Company in California, Pennsylvania, Louisiana, Alabama and Illinois. HEIIC's investments in leveraged leases amounted to $54.4 million and $53.1 million at December 31, 1994 and 1993, respectively. Note 8 to HEI's Consolidated Financial Statements is incorporated herein by reference to pages 56 to 57 of HEI's 1994 Annual Report to Stockholders, portions or which are filed herein as HEI Exhibit 13(a). No new investments are currently planned by HEIIC.

PACIFIC ENERGY CONSERVATION SERVICES, INC.
------------------------------------------

    PECS was formed in August 1994 to promote energy conservation in Hawaii and the Pacific Basin. PECS is considering potential projects to install, finance, operate and maintain energy conservation equipment, while sharing a percentage of the saved energy costs with its clients. In 1994, PECS had no operations.

REGULATION AND OTHER MATTERS

HOLDING COMPANY REGULATION

  HEI and HECO are holding companies within the meaning of the Public Utility Holding Company Act of 1935 (1935 Act). However, under current rules and regulations, they are exempt from the comprehensive regulation of the Securities and Exchange Commission (SEC) under the 1935 Act except for Section 9(a)(2) (relating to the acquisition of securities of other public utility companies) through compliance with certain annual filing requirements under the 1935 Act for holding companies which own utility businesses that are primarily intrastate in character. The exemption afforded HEI and HECO may be revoked if the SEC finds that such exemption "may be detrimental to the public interest or the interest of investors or consumers." HEI and HECO may own or have interests in foreign utility operations without adversely affecting this exemption so long as the requirements of other exemptions under the 1935 Act are satisfied.

  In February 1989 the SEC requested comments on a proposed Rule 17 regarding the conditions under which public utility holding companies, which have diversified their lines of business outside the utility area, may retain their intrastate exemption under section 3(a)(1) of the 1935 Act. Under the proposed rule, a public utility holding company which had diversified its activities into nonutility businesses would be entitled to retain its Section 3(a)(1) exemption only if it comes within a proposed federal or state safe-harbor provision following a grace period of three years after adoption of the rule. HEI does not satisfy the provisions of the federal safe-harbor provision in its currently proposed form, and may not necessarily satisfy the provisions of the state safe-harbor provision. If the rule were adopted in its proposed form and HEI does not satisfy the state safe-harbor provision, HEI might be required to register as a holding company under the Act and/or divest itself of certain of its nonutility subsidiaries. If a rule were adopted in some form requiring action on HEI's part to come within a state safe-harbor provision, the Company's present intention is to take all such action as is reasonable and appropriate to bring itself within the state safe-harbor provision. Even though the SEC has taken no action on the proposal for several years, HEI cannot predict whether a rule relating to diversification will be adopted in the proposed form or in a modified form, or the ultimate effects of any such rule on it or its subsidiaries if adopted.

  In November 1994, the SEC issued a concept release soliciting comments on modernization of utility regulation under the 1935 Act. This is part of a continuing effort by the SEC to evaluate the regulatory structure of the utility industry. Both regulatory and legislative changes are possible, but cannot be predicted at this time.

  HEI is subject to an agreement entered into with the PUC (the PUC Agreement) when HECO became a wholly owned subsidiary of HEI. The PUC Agreement, among other things, requires HEI to provide the PUC with periodic financial information and other reports concerning intercompany transactions and other matters. It prohibits the electric utilities from loaning funds to HEI or its nonutility subsidiaries and from redeeming common stock of the electric utility subsidiaries without PUC approval. Further, the PUC could limit the ability of the electric utility subsidiaries to pay dividends on their common stock. See "Restrictions on dividends and other distributions" and "Electric utility regulation" (regarding the PUC review of the relationship between HEI and HECO).

  As a result of the acquisition of ASB, HEI and HEIDI are subject to OTS registration, supervision and reporting requirements as savings and loan holding companies.

  In the event the OTS has reasonable cause to believe that the continuation by HEI or HEIDI of any activity constitutes a serious risk to the financial safety, soundness, or stability of ASB, the OTS is authorized under the Home Owners' Loan Act of 1933, as amended, to impose certain restrictions in the form of a directive to HEI and any of its subsidiaries, or HEIDI and any of its subsidiaries. Such possible restrictions include limiting (i) the payment of dividends by ASB; (ii) transactions between ASB, HEI or HEIDI, and the subsidiaries or affiliates of ASB, HEI or HEIDI; and (iii) the activities of ASB that might create a serious risk that the liabilities of HEI and its other affiliates, or HEIDI and its other affiliates, may be imposed on ASB. Theoretically, this authority would allow the OTS to prohibit dividends, limit affiliate transactions or otherwise restrict activities as a result of losses suffered by HEI, HEIDI or their other subsidiaries, and thus conceivably may be an indirect means of limiting affiliations between ASB and affiliates engaged in nonfinancial activities. See "Restrictions on dividends and other distributions."

  OTS regulations also generally prohibit savings and loan holding companies and their nonthrift subsidiaries from engaging in activities other than those which are specifically enumerated in the regulations. Such restrictions, if applicable to HEI and HEIDI, would significantly limit the kinds of activities in which HEI and HEIDI and their subsidiaries may engage. However, the OTS regulations provide for an exemption which is available to HEI and HEIDI if ASB satisfies the "qualified thrift lender" test discussed below. See "FDIC Improvement Act of 1991 and Implementing Regulations." ASB currently meets the qualified thrift lender test and must continue to meet the test in order to avoid restrictions on the activities of HEI and HEIDI and their subsidiaries which could result in a need to divest ASB.

  HEI and HEIDI are prohibited, directly or indirectly, or through one or more subsidiaries, from (i) acquiring control of, or acquiring by merger or purchase of assets, another insured institution or holding company thereof, without prior written OTS approval; (ii) acquiring more than 5% of the voting shares of another savings association or savings and loan holding company which is not a subsidiary; or (iii) acquiring or retaining control of a savings association not insured by the FDIC. No director or officer of HEI or HEIDI, or person beneficially owning more than 25% of such holding company's voting shares, may, except with the prior approval of the OTS, (a) also serve as director, officer, or employee of any insured institution or (b) acquire control of any savings association not a subsidiary of such holding company.

RESTRICTIONS ON DIVIDENDS AND OTHER DISTRIBUTIONS

  HEI is a legal entity separate and distinct from its various subsidiaries. As a holding company with no significant operations of its own, the principal sources of its funds are dividends or other distributions from its operating subsidiaries, borrowings and sales of equity. The rights of HEI and, consequently, its shareholders, to participate in any distribution of the assets of any of its subsidiaries is subject to the prior claims of the creditors and preferred stockholders of such subsidiary, except to the extent that claims of HEI in its capacity as a creditor are recognized.

  The ability of certain of HEI's subsidiaries to pay dividends or make other distributions to HEI is subject to contractual and regulatory restrictions. By agreement with the PUC, in the event that the consolidated common stock equity of the electric utility subsidiaries falls below 35% of total electric utility capitalization, these companies would be restricted, unless they obtained PUC approval, in their payment of cash dividends to 80% of the earnings available for the payment of dividends in the current fiscal year and preceding five years, less the amount of dividends paid during that period. The PUC Agreement also provides that the foregoing dividend restriction shall not be construed to relinquish any right the PUC may have to review the dividend policies of the electric utility subsidiaries. The consolidated common stock equity of HEI's electric utility subsidiaries was 52% of their total capitalization (including the current maturities of long-term debt and preferred stock sinking fund requirements due within one year but excluding short-term borrowings) as of December 31, 1994. At December 31, 1994, HECO and its subsidiaries had net assets of $634 million, of which approximately $314 million were not available for transfer to HEI without regulatory approval.

  The ability of ASB to make capital distributions to HEI and other affiliates is restricted under federal law. Subject to a limited exception for stock redemptions that do not result in any decrease in ASB's capital and would improve ASB's financial condition, ASB is prohibited from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, ASB would be deemed to be under-capitalized, significantly under-capitalized or critically under-capitalized. See "Savings bank regulation-FDIC Improvement Act of 1991 and Implementing Regulations-Prompt corrective action."

  As a Tier-1 institution (one that meets its fully phased-in capital requirements and has not been notified by the OTS that it is in need of more than normal supervision), ASB may make capital distributions without OTS approval in amounts up to one-half of ASB's surplus capital ratio (the amount of its capital in excess of its fully phased-in capital requirement) at the beginning of a calendar year, plus its net income for that calendar year to date. The term "fully phased-in capital requirements" means the institution's capital requirements under the statutory and regulatory standards applicable on December 31, 1994, as modified by any individual minimum capital requirements applicable to the institution. ASB, as a Tier-1 institution, may exceed the foregoing limits if ASB provides a thirty-day advance notice to the OTS and receives no objection within thirty days. Even in the case of distributions within the permissible limits, however, a thirty day advance notice to the OTS is required.

  HEI and its subsidiaries are also subject to debt covenants, preferred stock resolutions and guaranties that could limit their respective abilities to pay dividends. The Company does not expect that the regulatory and contractual restrictions applicable to HEI or its direct and indirect subsidiaries will significantly affect the operations of HEI or its ability to pay dividends on its common stock.

ELECTRIC UTILITY REGULATION

  The PUC regulates the rates, standards of service, issuance of securities, accounting and certain other aspects of the operations of HEI's electric utility subsidiaries. See "Electric Utility-Rates."

  In addition, the PUC has ordered the electric utility subsidiaries to develop plans for the integration of demand-side and supply-side resources available to meet consumer energy needs efficiently, reliably and at the lowest reasonable cost. The PUC may approve, reject or require modifications of these plans. See "Electric Utility-Integrated Resource Planning and requirements for additional generating capacity."

  On March 7, 1995, the PUC opened a generic docket to investigate whether Hawaii public utilities should be allowed to establish self-insured property damage reserves to recover the cost of damage to their facilities and equipment caused by catastrophic natural disasters. In its 1995 test year rate case, HECO had proposed that it be allowed to establish a similar reserve, but withdrew the request under an agreement with the other parties that they would jointly request that the PUC initiate a generic docket. HECO has estimated that the value of its uninsured transmission and distribution facilities is in excess of $1 billion.

  Any adverse decision or policy made or adopted by the PUC could have a material adverse effect on HECO and its subsidiaries' and the Company's financial condition or results of operations.

  Certain transactions between HEI's public utility subsidiaries (HECO, MECO and HELCO) and HEI and affiliated interests, are subject to regulation by the PUC. Under the law, all contracts (including summaries of unwritten agreements), made on or after July 1, 1988 of $300,000 or more in a calendar year for management, supervisory, construction, engineering, accounting, legal, financial and similar services and for the sale, lease or transfer of property between a public utility and affiliated interests must be filed with the PUC to be effective, and the PUC may issue cease and desist orders if such contracts are not filed. All such affiliated contracts for capital expenditures (except for real property) must be accompanied by comparative price quotations from two nonaffiliates, unless the quotations cannot be obtained without substantial expense. Moreover, all transfers of $300,000 or more of real property between a public utility and affiliated interests require the prior approval of the PUC and proof that the transfer is in the best interest of the public utility and its customers. If the PUC, in its discretion, determines that an affiliated contract was unreasonable or otherwise contrary to the public interest, the utility must either revise the contract or risk disallowance of the payments for rate-making purposes. In rate-making proceedings, a utility must also prove the reasonableness of payments made to affiliated interests under any affiliated contracts of $300,000 or more by clear and convincing evidence. An "affiliated interest" is defined by statute and includes officers and directors of a public utility, every person owning or holding, directly or indirectly, 10% or more of the voting securities of a public utility, and corporations which have in common with a public utility more than one-third of the directors of that public utility.

  To address community concerns, HECO proposed by letter dated January 25, 1993, that the PUC initiate a review of the relationship between HEI and HECO and the effects of that relationship on the operations of HECO. By an order dated January 26, 1993, the PUC initiated such a review to determine whether the HEI-HECO relationship, HEI's diversified activities, and HEI's policies, operations and practices have resulted in or are having any negative effects on HECO, its electric utility subsidiaries and ratepayers. In May 1994, a consultant, Dennis Thomas and Associates, was selected by the PUC to perform the review. In early 1995, Dennis Thomas and Associates issued its report to the PUC. The report concluded that "on balance, diversification has not hurt electric ratepayers." Other major findings of the study were that no utility assets have been used to fund HEI's nonutility investments or operations, HEI has not denied needed capital to the electric utilities and management processes within the electric utilities operate without interference from HEI. The report also made several recommendations, including initiating more ongoing communication between HEI and the PUC on diversification issues and any changes in HEI's diversification policy, providing the PUC with annual reports on compliance with the original conditions mandated by the PUC when HEI was formed, having a HECO Board of Directors with a majority of members who are not also directors of HEI and adoption of a policy statement by HECO's Board of Directors documenting its commitment to public service obligations. The Company is considering all the recommendations. See also "Holding company regulation."

  HECO and its subsidiaries are not subject to regulation by the Federal Energy Regulatory Commission (FERC) under the Federal Power Act, except under Sections 210 through 212 (added by Title II of PURPA), which permit the FERC to order electric utilities to interconnect with qualifying cogenerators and small power producers, and to wheel power to other electric utilities. Title I of PURPA, which relates to retail regulatory policies for electric utilities, also applies to HECO and its subsidiaries. Title VII of the Energy Policy Act of 1992, which creates "exempt wholesale generators" (EWGs) as a category that is exempt from the 1935 Act and which addresses transmission access, also applies to HECO and its subsidiaries. The Company cannot predict the extent to which cogeneration, EWGs, or transmission access, will reduce its electrical loads, reduce its current and future generating and transmission capability requirements, or affect its financial condition or results of operations.

  Because they are located in the State of Hawaii, HECO and its subsidiaries are exempt by statute from limitations set forth in the Powerplant and Industrial Fuel Act of 1978 on the use of petroleum as a primary energy source.

SAVINGS BANK REGULATION

  ASB is a federally-chartered savings bank whose deposit accounts are insured by the Savings Association Insurance Fund (SAIF) administered by the Federal Deposit Insurance Corporation (FDIC). In addition, ASB must comply with Federal Reserve Board reserve requirements and OTS liquidity requirements. ASB and its holding companies are subject to the regulatory supervision of the OTS and, in certain respects, the FDIC.

Deposit Insurance
-----------------

  Deposit Insurance Assessments. The FDIC administers a separately funded and maintained deposit insurance fund for savings associations. SAIF generally insures the deposits of savings associations, which were insured by the FSLIC prior to the enactment of the FIRREA. In recent years, the deposit insurance assessment rates for the SAIF have increased substantially above historical levels. However, the OTS decided not to increase the assessment rates savings associations are required to set aside on January 31, 1994, July 31, 1994 and January 31, 1995. It is uncertain to what extent rates may be raised in the future.

  As required by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), the FDIC amended its rule on assessments to establish a risk-based assessment system. Under the risk-based assessment system, the assessments (or premiums) paid by a savings association for deposit insurance are based on the risk posed by the savings association to the SAIF. The current annual assessment rates applicable to SAIF members range from 23 to 31 cents per $100 of insured deposits, depending on the institution's risk classification. Savings associations classified as strongest by the FDIC are subject to the lowest assessment rates. ASB paid an assessment at an annual rate of 23 cents per $100 of deposits for the semiannual period beginning January 1, 1995.

  The FDIC is considering a proposal to reduce banks' deposit insurance premiums, from their current rates of 23 to 31 cents per $100 of insured deposits, to a rate of 4 to 31 cents, depending on the health of the bank. Deposit insurance premiums for SAIF-insured institutions would remain at the current rates of 23 to 31 cents. If adopted, the FDIC proposal would result in a disparity between Bank Insurance Fund-insured institutions and SAIF-insured institutions, potentially placing SAIF-insured institutions such as ASB at a competitive disadvantage.

  Deposit Insurance Coverage. The FDICIA amended various provisions of the Federal Deposit Insurance Act governing deposit insurance coverage. FDICIA, as further implemented by amendments to the FDIC's deposit insurance regulations, made certain significant changes relating to pro rata or "pass through" insurance coverage for employee benefit plan participants and beneficiaries, and insurance coverage for certain retirement accounts and trust funds. (The term "pass-through" insurance means that the insurance coverage passes through to each owner/beneficiary of the applicable deposit.) Although the vast majority of the FDIC's deposit insurance regulations, such as the basic rules providing that individual accounts are insured to $100,000 separately from qualifying joint accounts, remain unchanged, several important changes were made.

  Effective December 19, 1993, an individual's interest in deposits at the same institution in any combination of certain retirement accounts will be added together and insured up to $100,000 in the aggregate. This is a reduction from the maximum of $400,000 in insurance coverage formerly provided if deposits were made in four different types of retirement plan accounts.

  "Pass-through" insurance coverage for the deposits of most employee benefit plans (i.e., $100,000 per individual participating, not $100,000 per plan) generally continues only for institutions that are "well-capitalized" under the FDIC's prompt corrective action regulations. The FDIC has amended its deposit insurance regulations to require financial institutions to provide employee benefit plan depositors information, not otherwise available, on the institution's capital category and whether "pass-through" deposit insurance is available. As of December 31, 1994, ASB was well-capitalized.

Financial Institutions Reform, Recovery and Enforcement Act of 1989 and
-----------------------------------------------------------------------
Implementing Regulations
------------------------

  Capital requirements. Under FIRREA, the OTS set three capital standards for thrifts, each of which must be no less stringent than those applicable to national banks. The three standards provide: (1) a leverage limit which requires a savings association to maintain core capital in an amount of not less than 3% of the association's adjusted total assets; (2) a tangible capital requirement of not less than 1.5% of an association's adjusted total assets; and (3) an 8% risk-based capital requirement, which may deviate from national bank standards to reflect interest rate risk or other risks, but such deviations may not result in materially lower levels of capital than would be required under risk-based capital standards applicable to national banks. Generally, the OTS must restrict the asset growth of an association that fails to meet the capital requirements. As of December 31, 1994, ASB was in compliance with all of the minimum standards with a core capital ratio of 5.2%, a tangible capital ratio of 4.9% and risk-based capital ratio of 11.4% (based on risk-based capital of $165.7 million, $49.8 million in excess of the requirement).

  The OTS has adopted a rule that adds an interest rate risk (IRR) component to the existing risk-based capital requirement. Institutions with an "above normal" level of IRR exposure will be required to hold additional capital. "Above normal" IRR is defined as any decline in market value of an institution's portfolio equity in excess of 2% of the market value of its assets, which would result from an immediate 200 basis point change in interest rates. The OTS rule requires a savings association with an "above normal" level of IRR exposure to hold one-half of the "above normal" IRR times the market value of its assets as capital, in addition to its existing 8% risk-based capital requirement. Although the rule generally became effective January 1, 1994, the interest rate risk capital deduction, which was to go into effect with the September 1994 Thrift Financial Report, has been waived until the OTS finalizes the process under which institutions may appeal such capital deductions. This means that in calculating the risk-based capital requirement, ASB was not required to deduct capital for IRR, and did not report such a deduction for the December 1994 Thrift Financial Report.

  The federal banking regulators have also proposed a similar regulation which may result in a more stringent capital requirement for IRR than the current OTS rule. FIRREA requires that the capital standards for thrifts be no less stringent than those applicable to national banks. The impact of the proposed federal banking regulation on ASB cannot be predicted at this time.

  Affiliate transactions. Significant restrictions apply to certain transactions between ASB and its affiliates, including HEI and its direct and indirect subsidiaries. FIRREA significantly altered both the scope and substance of such limitations on transactions with affiliates and provides for thrift affiliate rules similar to, but more restrictive than, those applicable to banks. For example, ASB is prohibited from making any loan or other extension of credit to an entity affiliated with ASB unless the affiliate is engaged exclusively in activities which the Federal Reserve Board has determined to be permissible for bank holding companies. There are also various other restrictions which apply to loans and other transactions between ASB and certain executive officers, directors and insiders of ASB. ASB is also barred from making a purchase of or any investment in securities issued by an affiliate, other than with respect to shares of a subsidiary of ASB.

FDIC Improvement Act of 1991 and Implementing Regulations
---------------------------------------------------------

  The FDICIA, enacted on December 19, 1991, subjects the banking and thrift industries to heightened regulation and supervision. The FDICIA makes a number of reforms addressing the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. The FDICIA also limits deposit insurance coverage, implements changes in consumer protection laws and calls for least-cost resolution and prompt corrective action with regard to troubled institutions.

  Pursuant to FDICIA, the federal banking agencies have promulgated, or are in the process of promulgating, regulations which may affect the operations of ASB and its holding companies. Such regulations address, for example, standards for safety and soundness, real estate lending, accounting and reporting, transactions with affiliates, and loans to insiders. See also "Deposit Insurance."

  Prompt corrective action. FDICIA establishes a statutory framework that is triggered by the capital level of a savings association and subjects it to progressively more stringent restrictions and supervision as capital levels decline. The OTS rules implement the system of prompt corrective action. In particular, the rules define the relevant capital measures for the categories of well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized.

  A savings association that is under-capitalized or significantly under-capitalized is subject to additional mandatory supervisory actions and a number of discretionary actions if the OTS determines that any of the actions is necessary to resolve the problems of the association at the least possible long-term cost to the SAIF. A savings association that is critically under-capitalized must be placed in conservatorship or receivership within 90 days, unless the OTS and the FDIC concur that other action would be more appropriate.

  Interest rates. FDIC regulations restrict the ability of financial institutions that are not "well-capitalized" to offer interest rates on deposits that are significantly higher than the rates offered by competing institutions. To be a "well-capitalized" institution not subject to these interest rate restrictions, an institution must have a "leverage ratio" of 5.0%, a "Tier-1 risk-based ratio" of 6%, a "total risk-based ratio" of 10% and not be in a "troubled condition." As of December 31, 1994, ASB was "well-capitalized" with a leverage ratio of 5.2%, a Tier-1 risk-based ratio of 11.0% and a total risk-based ratio of 11.4%.

  Qualified thrift lender test.  The FDICIA amends the qualified thrift lender
(QTL) test provisions of FIRREA by reducing the percentage of assets thrifts must maintain in housing-related loans and investments from 70% to 65%, and changing the computation period to require that the percentage be reached on a monthly average basis in nine out of the previous 12 months. A savings association's QTL ratio was formerly measured on a daily or weekly basis. Savings associations that fail to satisfy the QTL test by not holding the required percentage of housing-related investments are subject to various penalties, including limitations on their activities and restrictions on their FHLB advances. Failure to satisfy the QTL test would also bring into operation restrictions on the activities that may be engaged in by HEI, HEIDI and their other subsidiaries and could effectively result in the required divestiture of ASB. At all times during 1994, ASB was in compliance with the QTL test. See "Holding company regulation."

Federal Home Loan Bank System
-----------------------------

  ASB is a member of the FHLB System which consists of 12 regional FHLBs. The FHLB System provides a central credit facility for member institutions. ASB, as a member of the FHLB of Seattle, is required to own shares of capital stock in the FHLB of Seattle in an amount equal to the greater of 1% of ASB's aggregate unpaid residential loan principal at the beginning of each year, 0.3% of total assets or 5% of FHLB advances outstanding. The FHLBs serve as the central liquidity facilities for savings associations and resources of long-term funds for financing housing. Long-term advances may only be made for the purpose of providing funds for financing residential housing. Additionally, at such time as an advance is made or renewed, it must be secured by collateral from one of the following categories:

(1) fully disbursed, whole first mortgages on improved residential property, or securities representing a whole interest in such mortgages; (2) securities issued, insured or guaranteed by the U.S. Government or any agency thereof; (3) FHLB deposits; and (4) other real estate-related collateral that has a readily ascertainable value and with respect to which a security interest can be perfected. The aggregate amount of outstanding advances secured by such other real estate-related collateral may not exceed 30% of the member's capital.

Other laws, regulations and proposed legislation
------------------------------------------------

  Other laws. ASB is subject to federal and state consumer protection laws which affect lending activities, such as the Truth-in-Lending Law, the Truth in Savings Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and several federal and state financial privacy acts. These laws may provide for substantial penalties in the event of noncompliance. Management of ASB believes that its lending activities are in compliance with these laws and regulations.

  The Community Reinvestment Act (CRA) was enacted by Congress in 1977 to ensure that banks and thrifts help meet the credit needs of their communities, including low- and moderate-income areas, consistent with safe and sound lending practices. The OTS will consider ASB's CRA record in evaluating an application for a new deposit facility, including the establishment of a branch, the relocation of a branch or office, or the acquisition of an interest in another bank or thrift. ASB received a CRA rating of "outstanding" as a result of its last OTS examination.

  The Reigle-Neal Interstate Banking and Branching Act of 1994 (Interstate Banking Act) was signed into law on September 29, 1994. The Interstate Banking Act generally permits bank holding companies to acquire banks in any state after September 29, 1995, thereby creating a uniform system of interstate banking in the United States. In addition, subject to certain limitations, the Interstate Banking Act will permit interstate branching by U.S. banks, marking a major departure from previous law. Beginning June 1, 1997, a bank will be permitted to merge with another bank across state lines. Banks will also be permitted to establish new branches in states where they do not own a deposit-taking institution only when the host state's law expressly authorizes such branching for all out-of-state banks. Although the Interstate Banking Act applies only to banks, it could result in greater competitive pressures on savings associations such as ASB.

  Pending legislation. Bills are now pending or expected to be introduced in the United States Congress that contain proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. If enacted into law, these pending bills could have the effect of increasing or decreasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance among banks, thrifts and other financial institutions. Some of these bills would realign the structure and jurisdiction of various financial institution regulatory agencies and the FHLB system. Whether or in what form any such legislation may be adopted or the extent to which the business of the Company or ASB might be affected thereby cannot be predicted.

FREIGHT TRANSPORTATION REGULATION

  The PUC has broad authority in its regulation of the intrastate business and operations of YB. See "Other-Freight Transportation-Hawaiian Tug & Barge Corp. and Young Brothers, Limited." In particular, the PUC has the authority to review and modify YB's intrastate rates and charges under the Hawaii Water Carrier Act. In all rate proceedings under such act, YB has the burden of proving the reasonableness of expenditures, contracts, leases, or other transactions. An adverse decision or policy adopted by the PUC could have a material effect on the financial condition or results of operations of YB.

ENVIRONMENTAL REGULATION

  HEI and its subsidiaries are subject to federal and state statutes and governmental regulations pertaining to water quality, air quality and other environmental factors.

  Water Quality Controls. As part of the process of generating electricity, water used for condenser cooling of the electric utility subsidiaries' steam electric generating stations is discharged into ocean waters or into underground injection wells. The subsidiaries are required periodically to obtain permits from the Hawaii Department of Health (DOH) in order to be allowed to discharge the water. The electric utility subsidiaries must obtain National Pollutant Discharge Elimination System (NPDES) permits from the DOH to allow wastewater discharges into ocean waters for each of five generating stations (three at HECO and one each at MECO and HELCO) and Underground Injection Control (UIC) permits for wastewater discharge to underground injection wells for several HELCO facilities and one MECO facility.

  During 1993 and 1994, applications were submitted to the DOH for the renewal of NPDES permits for the five generating stations. Existing NPDES permits for all facilities have expired, but have been administratively extended until such time as DOH can issue new permits. All facilities will continue to operate in compliance with existing permit requirements until new NPDES permits are issued. The DOH has prepared draft NPDES permits for three generating stations.

  A new demineralizer system was installed at the Kahe Generating Station to supplement the existing flash evaporator system and provide the facility with a more reliable and higher capacity source of high quality boiler makeup water. Commercial operation of the new demineralizer system commenced in December 1994. An application to revise the existing NPDES permit to include demineralizer system wastewater was submitted to the DOH in May 1993. The DOH consolidated this application review with its review of the Kahe NPDES permit renewal application, which was submitted in December 1993. The DOH recognized this facility modification in its recently completed draft NPDES permit. Although the DOH was not able to issue the final permit in time for the start of demineralizer system discharges, it did allow operations to start.

  The EPA promulgated new NPDES storm water discharge regulations in November 1990 and the DOH finalized its administrative rules in October 1992. New storm water discharge permits are required for electric utility storm water that is discharged to: existing NPDES-permitted outfalls, separate storm water conveyances that discharge directly to navigable waters and municipal storm sewer systems. Facilities with storm water discharges to existing NPDES-permitted outfalls were not required to reapply for a new NPDES permit until existing permits expire. Three HECO generating stations and one MECO generating station discharge storm water to NPDES-permitted outfalls. These four facilities have included required storm water information in the most recent NPDES permit renewal application. For storm water discharged to separate storm water conveyances, Notice of Intent (NOI) Applications for General Permits were submitted to the DOH in April 1993 for the HECO facilities. The DOH issued Notices of General Permit Coverage (NGPC) for the HECO facilities in 1994. In September 1994, the DOH determined that MECO's Maalaea facility requires a NPDES permit. A storm water permit application is currently being finalized by MECO's consultant. Completed storm water pollution control plans were submitted to the DOH in September 1994 for two HECO facilities. The DOH will be incorporating NGPC storm water permitting requirements into new facility NPDES permits (mentioned earlier) which are expected to be issued in early 1995. The DOH also promulgated regulations that require storm water runoff and dewatering permits for construction-related projects. These new construction related permits require discharge monitoring and implementation of best management practices during construction activities to comply with state water quality standards. To date, HECO has submitted several NOIs for both construction storm water discharge permits and dewatering permits. HECO is also working cooperatively with the City & County Department of Public Works to obtain a blanket NPDES permit to discharge water removed from utility manholes into Municipal storm drain systems.

  In 1990 and 1991, HELCO reapplied for UIC permits at four affected facilities and applied for new UIC permits for seven existing but previously unregistered wells. To date, the DOH has issued new UIC permits for all dry wells, cesspools and injection wells, with the exception of one injection well at the Puna plant. Because the DOH is still processing the Puna UIC permit application, the facility's injection well continues to operate under an administrative extension of the previous permit. A consultant was hired to conduct semiannual well status monitoring and reporting for all cesspools and injection wells, which commenced in December 1994. While compiling information in response to an earlier DOH request for additional facility and injection well information, HECO discovered that a drainage well had been modified in June 1993 without providing required notification to the DOH. In July 1994, HECO notified the DOH of the drainage well modification and the DOH issued a notice of apparent violation for failing to provide advance notice of the well modification in August 1994. In October 1994, the DOH submitted a follow up letter requesting information related to the drainage well modification. HECO submitted a response to the DOH in January 1995 and is currently awaiting feedback from the DOH.

  In April 1993, HELCO received DOH approvals to construct an injection well and backup well, respectively, at its Keahole power plant. Well construction and testing were completed in December 1993. A well certification report was submitted to DOH in November 1994 to complete the final application for a UIC permit to operate (PTO). A UIC PTO is expected to be issued. On November 30, 1993, HECO notified the DOH that its consultant's drilling subcontractor had to abandon well No. 2 (i.e., due to the loss of a bailer in the well) and had started construction of a replacement well. HECO has since been providing well abandonment information to the DOH. In a May 19, 1994 letter, the DOH notified HELCO of two apparent violations of DOH UIC rules for failure to obtain DOH approval to construct a replacement well for well No. 2 and to submit an injection well abandonment application for the well. A well abandonment summary report (prepared by Stone & Webster Engineering Corporation) was submitted to DOH in June 1994. In August 1994, the DOH issued a conditional acceptance of the injection well abandonment. The abandoned well was surveyed, mapped and permanently marked in accordance with the DOH's list of conditions. Due to the proposed addition of generating units at MECO's Maalaea Generating Station, a UIC permit application was submitted to the DOH in September 1994 to install another injection well system to handle wastestreams that might be generated from the new generating units. The DOH issued MECO approval to construct the new wells in December 1994.

  In August 1993, MECO and HELCO were informed by the EPA that federal UIC permits would be required for all existing and proposed injection wells. Under the most recent agreement between the EPA and DOH, the EPA will allow the DOH to continue operation of its state UIC permit program. Hence, all affected injection wells (including dry wells) will be regulated by both federal and state UIC permits. The EPA issued UIC permit applications to MECO and HELCO facilities in January 1994. Completed UIC applications were submitted to the EPA in July 1994. The EPA is currently processing the applications and requested additional information for several injection wells. HECO submitted a response to the EPA's questions on one injection well in October 1994 and is preparing responses to questions on the other facilities. A UIC application was prepared for the proposed addition of another injection well system at Maalaea and submitted to the EPA in November 1994.

  The Federal Oil Pollution Act of 1990 (OPA) governs actual or threatened oil releases in navigable U.S. waters (inland waters and up to three miles offshore) and waters of the U.S.' exclusive economic zone (up to 200 miles to sea from the shoreline). Responsible parties under OPA are jointly, severally and strictly liable for oil removal costs incurred by the federal government or the state and damages to natural resources and real or personal property. Responsible parties include vessel owners and operators. OPA imposes fines and jail terms ranging in severity depending on how the release was caused. OPA also requires that responsible parties submit certificates of financial responsibility sufficient to meet the responsible party's maximum limited liability. Protection and Indemnity Insurance Clubs (mutual insurance pools) have refused to issue these certificates because OPA provides for direct liability against guarantors. The Coast Guard is in the process of addressing this particular issue and adopting regulations implementing OPA. However, the Coast Guard did issue interim guidelines in September 1992, which included the requirement that a spill response plan be submitted by February 18, 1993, and be finalized by August 18, 1993. The EPA and Department of Transportation (DOT) also have similar requirements for submission of spill response plans. The EPA issued its proposed rules and guidelines on this matter in February 1993. With HTB exiting the fuel transportation business at the end of 1993, the Company's freight transportation operations subject the Company to significantly lessened environmental risks. HTB's fuel and lubricating oil and the other cargo carried in its barges may be accidentally discharged into ocean waters causing a pollution hazard, but the quantities carried do not pose a major environmental hazard. HTB and YB employees are trained to respond to oil or other spills that occur. The utilities filed preliminary plans on February 18, 1993 with regard to the following facilities: to the Coast Guard for the Kahului Harbor terminaling facility and pipeline; to the EPA for the Honolulu, Waiau, Kahe, Shipman and Kahului power plants, the Iwilei Tank Farm, and the Ward Avenue facility; and to the DOT for the pipeline between Honolulu power plant and the Iwilei Tank Farm and between the Chevron Tank Farm in Hilo and the Shipman and Hill power plants, respectively. The EPA, DOT and U.S. Coast Guard promulgated regulations implementing OPA in July 1994, January 1993 and February 1993, respectively.

  The utilities have revised or are revising their preliminary response plans to address the recent rules promulgated by the regulatory agencies.

  Air Quality Controls. The generation stations of the utility subsidiaries operate under air pollution control permits issued by the DOH and, in a limited number of cases, by the EPA. The entire electric utility industry is being affected by the 1990 Amendments to the Clean Air Act. Hawaii utilities may be affected by the air toxics provisions (Title III) when the Maximum Allowable Control Technology (MACT) emission standards are proposed for generation units. Hawaii utilities are affected by the operating permit provisions (Title V). The DOH adopted implementing regulations on November 26, 1993 which require submission of permit applications for existing sources during 1994. All applications have been filed as required. Results of further air quality analyses could trigger requirements to mitigate emission impacts. Reports on emissions of air toxics could trigger requirements to conduct risk assessments. Hawaii utilities are also affected by the enforcement provisions (Title VII) which require the EPA to promulgate new regulations which mandate "enhanced monitoring" of emissions from many generation units. In response, the EPA proposed rules on October 1, 1993 which allow for cost effective alternatives to costly continuous emission monitoring systems. The EPA is expected to finalize the proposal in 1995.

  On November 1, 1989, the DOH issued a Notice and Finding of Violation and Order indicating that Maalaea units X-1 and X-2 had exceeded operating limitations of 12 hours per day at various times in 1988. These incidents resulted from unscheduled unit outages and resulted in no net increase in emissions by MECO. Subsequently, MECO took both structural and procedural steps to preclude future violations. An application for a permit modification was submitted to the EPA, revising the operating hour limitation to annual rather than daily. Approval was received from the EPA in July 1992. Settlement discussions have been unsuccessful to date. The DOH is now expected to set a hearing on the Notice of Violation. Units X-1 and X-2 continue to operate in compliance with the revised permit.

  Initial source tests for HELCO's CT-2 generating unit in December 1989 indicated particulate emissions above permitted levels. Subsequent retesting confirmed earlier results. Following analysis, HECO (on behalf of HELCO) proposed in November 1990 that the permitted particulate limit be increased. By letter dated April 13, 1992, the EPA concurred that revision is warranted. HECO and HELCO worked with the DOH, the manufacturer and a consultant to determine an appropriate new emission limit for particulates as well as oxides of nitrogen. A comprehensive emission test program has been completed and on April 14, 1994, a final report was submitted to the DOH for its review. On May 5, 1994, a petition was submitted to the DOH to revise NOx limits, and an application to revise the particulate limit was submitted to the DOH on August 30, 1994. The DOH had issued a notice of violation on August 17, 1992 for the non-complying emissions. In accordance with discussions with the DOH, CT-2 continues to operate pending issuance of the revised permit.

  Emission tests conducted by MECO in January 1992 on the six diesel units at Miki Basin, Lanai were consistent with earlier indications that emissions were above permit limits. Those tests results were submitted to the DOH. After unit adjustments and improvements in measurements of hourly fuel usage, additional tests were conducted in July and September 1993 which indicated that all six units are in compliance with permit limits. A report on these tests was submitted to the DOH. After reviewing the report, the DOH concluded in a letter dated December 13, 1993 that all six units are operating in compliance with permit limits. The DOH will determine what action, if any, would be appropriate for the previous indications of violation.

  A Notice and Finding of Violation and Order was issued by the DOH to HELCO on July 8, 1993 for excessive visible emissions from Shipman Unit 1 on September 23, 1991 and on January 31, 1992. The DOH ordered HELCO to come into compliance. HELCO's written response to the DOH dated July 29, 1993 stated that HELCO had come into compliance and identified the cause of the problem as corroded air heater tubes that were replaced in February 1993. The repairs were necessarily delayed for approximately one year until there was sufficient island-wide generation to allow Unit 1 to be shutdown. No further action has been required by the DOH.

  Hazardous Waste and Toxic Substances Controls. The operations of the electric utility and freight transportation subsidiaries are subject to regulations promulgated by the EPA to implement the provisions of the Resource Conservation and Recovery Act (RCRA), the Superfund Amendments and Reauthorization Act (SARA) and the Toxic Substances Control Act (TSCA). The DOH has been working towards obtaining primacy to operate state authorized RCRA (hazardous waste) programs. The DOH finalized RCRA administrative rules in mid-June 1994, with the rules becoming effective on June 18, 1994. The DOH's draft state Environmental Response Law rules were just released.

  Whether on a federal or state level, RCRA provisions identify certain wastes as hazardous and set forth measures that must be taken in the transportation, storage, treatment and disposal of these wastes. Some of the wastes generated at steam electric generating stations possess characteristics which make them subject to these EPA regulations. Since October 1986, all HECO generating stations have operated RCRA-exempt wastewater treatment units to treat potentially regulated wastes from occasional boiler waterside and fireside cleaning operations. Steam generating stations at MECO and HELCO also operate similar RCRA-exempt wastewater management systems. In March 1990, the EPA changed RCRA testing requirements used to characterize a waste as hazardous which potentially affected the hazardous waste generating status of all facilities. A new and more stringent Toxicity Characteristic Leaching Procedure
(TCLP) replaced the former Extraction Procedure (EP) toxicity test and included additional testing requirements for 25 organic compounds. HECO's continuing program to re-characterize all HECO, MECO and HELCO wastestreams using the TCLP test has demonstrated the adequacy of the existing treatment systems and identified other potential compliance requirements. Waste recharacterization studies indicate that treatment facility wastestreams are nonhazardous and no change in RCRA generator status is required.

  MECO reported that the Maui County landfills will no longer accept wet sludge from its wastewater treatment operations at the Kahului power plant. Because MECO needed to remove sludge from the wastewater ponds to make room for a forthcoming unit overhaul, arrangements were made with the municipal government to have the nonhazardous sludge accepted at the County's composting station. On January 28, 1994, a MECO contractor removed the sludge from the wastewater ponds for transport to the County's composting station. The composting station was closed upon arrival and the contractor was instructed to return to the Kahului plant to wait until the composting station reopened. Through a series of verbal contacts, the contractor made arrangements to discharge the load to the County's sewage treatment plant in Kahului. Upon learning of the contractor's action, MECO management contacted the Maui County Wastewater Treatment Branch to notify them of the discharge to the sewage treatment facility. The current status of Maui County's investigation of the sludge discharge is unknown.

  The RCRA still regulates most generating stations as RCRA small quantity generators (SQGs). All facilities listed with the DOH and EPA as SQGs are believed to be in compliance with RCRA requirements. In July 1994, the DOH conducted hazardous waste compliance evaluation inspections at MECO's Kahului and Maalaea power plants to review facility status as SQGs. On October 20, 1994, the DOH issued warning letters and inspection reports to the Kahului and Maalaea facilities. Potential RCRA violations and areas of concern were listed for both facilities. HECO submitted responses to the DOH on December 5, 1994, contesting most of the potential violations cited by the DOH. With the exception of some solvent handling concerns, which have been corrected, all other areas of DOH concern were not RCRA hazardous waste violations. HECO is currently awaiting DOH's follow up.

  RCRA underground storage tank (UST) regulations require all facilities with USTs used to store petroleum products to comply with costly leak detection, spill prevention and new tank standard retrofit requirements within a specified compliance period based on tank age. HECO and MECO initiated tank replacement programs in 1989 due to the age of their existing tanks. MECO currently operates a single UST in compliance with DOH and EPA standards. HECO completed tank removal and replacement projects at all its facilities in 1992. HELCO initiated and completed tank upgrades in 1992. In June 1994, the DOH requested that HELCO certify compliance with Federal release detection requirements for UST systems. Subsequent review of tank upgrades and leak detection systems revealed that HELCO was not in full compliance with piping monitoring requirements at the Kona and Waimea operation centers. In September 1994, self-certification statements were submitted to the DOH indicating that HELCO was in compliance with leak detection requirements for the Kanoelehua Operations Center UST system, but not the Kona and Waimea UST systems. The self-certification forms provided the DOH with a schedule for corrective measures which were completed on September 21, 1994. After conducting a UST leak detection compliance inspection at HECO's Ward Avenue Complex in July 1994, the DOH issued an August 1, 1994 Warning Letter for deficiencies identified during the inspection. HECO submitted a completed "Verification of Compliance Status" form to the DOH on September 12, 1994. The response letter indicated that all UST leak detection compliance deficiencies cited in the Warning Letter had been corrected.

  The Emergency Planning and Community Right-to-Know Act (EPCRA) under SARA Title III requires HECO, MECO and HELCO to report hazardous chemicals present in their facilities in order to provide the public with information on these chemicals so that emergency procedures can be established to protect the public in the event of hazardous chemical releases. HECO has six facilities, MECO five facilities and HELCO seven facilities that qualify as "reporting facilities" under EPCRA. All HECO, MECO and HELCO facilities are in compliance with applicable reporting requirements, which are made annually to the State Emergency Planning Commission, the Local Emergency Planning Committee and local fire departments.

  The TSCA regulations specify procedures for the handling and disposal of polychlorinated biphenyl (PCB), a compound found in transformer and capacitor dielectric fluids. HECO and its subsidiaries have instituted procedures to monitor compliance with these regulations. In addition, HECO has implemented a program to identify and replace PCB transformers and capacitors in the HECO system. All HECO, MECO and HELCO facilities are currently believed to be in compliance with PCB regulations. In December 1994, the EPA published in the Federal Register a Proposed Rule to amend PCB disposal regulations and HECO is currently reviewing the proposed rules to determine potential impacts on utility operations.

  By letter dated August 21, 1992 the EPA provided MECO with a notice of potential liability and request for information relating to a federal Superfund (CERCLA) closure investigation at the North American Environmental, Inc. (NAE) storage facility in Clearfield, Utah. MECO was identified by the EPA as a potentially responsible party for three PCB capacitors originally contracted for disposal by Westinghouse. Although Westinghouse has already disposed of the capacitors, MECO was obligated to comply with the information requests attached to the EPA notice. A preliminary response to the EPA's information request was submitted to the EPA on October 5, 1992. MECO has since received confirmation from Westinghouse that the three capacitors were removed from the NAE facility and incinerated at Aptus (an EPA-approved facility in Kansas) on September 16, 1992. By letter dated December 2, 1992, the EPA notified MECO that a draft Administrative Order on Consent for the cleanup of the NAE facility had been sent to potentially responsible parties that have waste remaining at the NAE site and to parties that have expressed a desire to participate in the cleanup. MECO did not receive a draft Administrative Order on Consent because the three PCB capacitors were removed from the NAE facility and incinerated. However, the EPA has not made final determinations regarding individual liability for cleanup of the NAE facility. By letter dated February 8, 1993, Westinghouse confirmed that it would indemnify MECO pursuant to its contract for this matter.

  The state Environmental Response Law (ERL), as amended, governs releases of hazardous substances, including oil, in areas within the state's jurisdiction. Responsible parties under the state ERL are jointly, severally and strictly liable for a release of a hazardous substance into the environment. Responsible parties include owners or operators of a facility where a hazardous substance comes to be located and any person who at the time of disposal of the hazardous substance owned or operated any facility at which such hazardous substance was disposed. The DOH has drafted regulations implementing the state ERL. An area of potential exposure to liability under the state ERL is the release of oil from fuel storage tanks.

  By letters dated in January and February 1995, the DOH advised HECO, HTB, YB and others that the DOH was conducting an investigation to determine the nature and extent of actual or potential releases of hazardous substances, oil, pollutants or contaminants at or near Honolulu Harbor. The DOH letter to HECO requested information regarding past hazardous substances and oil spills that may have occurred at HECO's Honolulu Power Plant and nearby fuel storage and pipeline facilities, which are located near Honolulu Harbor. HECO is presently working on its response to the DOH letter. The DOH letters to HTB/YB requested information regarding past hazardous substances and oil spills that may have occurred at Pier 21 and Piers 24-29 in Honolulu Harbor. HTB/YB have provided responses to the DOH letters.

  By letter dated December 15, 1994, the DOH advised MECO that the DOH was conducting an investigation to determine the nature and extent of actual or potential releases of hazardous substances, oil, pollutants or contaminants at Kaunakakai, Molokai, Hawaii. The DOH letter requested information regarding past hazardous substances and oil spills that may have occurred in the area of a former Molokai Electric Company Limited's (MOECO) Power Plant site which had been located at Kaunakakai. Operations at this MOECO power plant were terminated in 1985, prior to MECO acquiring MOECO in 1989. In February 1995, HECO filed its initial response to the DOH's request for information, and filed additional information in March 1995. The DOH has not replied to the information filed by HECO.

  Both HTB and YB generate small quantities of hazardous wastes as a result of operations and equipment maintenance activities and have contracted with a firm to dispose of these wastes in compliance with the EPA regulations and the RCRA provisions. YB, as a public carrier, also moves hazardous wastes and explosives for customers. Employees are trained in the applicable handling methods to assist in the safe movement of these cargoes. Both HTB and YB are subject to the jurisdiction of the U.S. Coast Guard which monitors ocean activities to ensure compliance with federal regulations.

  Finally, ASB may be subject to the provisions of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and regulations promulgated thereunder. CERCLA imposes liability for environmental cleanup costs on certain categories of responsible parties, including the current owner and operator of a facility and prior owners or operators who owned or operated the facility at the time the hazardous substances were released or disposed. CERCLA exempts persons whose indicia of ownership in a facility are held primarily to protect a security interest, provided that they do not participate in the management of the facility.

  The EPA promulgated a final rule, effective as of April 29, 1992, to clarify circumstances under which lenders are exempt from liability under CERCLA. The EPA final rule addresses the activities of the holder of a security interest that will and will not trigger liability as "participation in management." However, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA final rule in February 1994, finding that the EPA had no authority to issue a rule defining the scope of the CERCLA exemption from liability for secured creditors. It is possible that a petition for rehearing may be filed, or that the U.S. Congress may enact legislation addressing this matter. Although there may be some danger for ASB of liability for environmental cleanup costs, the Company believes the danger is not as great for ASB, which specializes in residential lending, as it may be for other depository institutions which have a larger portfolio of commercial loans.

AMERICANS WITH DISABILITIES ACT

  HEI and its subsidiaries are subject to the Americans with Disabilities Act
(ADA), a comprehensive federal law intended to eliminate discrimination against individuals with disabilities. Several titles of the ADA are applicable to the Company including Title I, Employment, and Title III, Public Accommodations and Services Operated by Private Entities.

  HEI and its subsidiaries believe they are in compliance with both Title I and Title III of the ADA. The eventual cost of such compliance activities is not expected to have a material effect on the financial condition or results of operations of the Company or HECO and its subsidiaries.

RATING AGENCIES' ACTIONS

  As of March 21, 1995, the Standard & Poor's (S&P), Moody's Investors Service (Moody's) and Duff & Phelps Credit Rating Co.'s (Duff & Phelps) ratings of HEI's and HECO's securities were as follows:

                                S&P    Moody's   Duff & Phelps
--------------------------------------------------------------
HEI
---
Medium-term notes               BBB     Baa2         BBB+
Commercial paper                A-2      P-2        Duff 2

HECO
----
First mortgage bonds            BBB+     A3           A
Unsecured notes                 BBB      Baa1         A-
Cumulative preferred stock      BBB      baa1         BBB+
Commercial paper                A-2      P-2          Duff 1-

  The Company has been informed by such rating agencies that each of the ratings referenced above is within a category that signifies "investment grade." However, each such rating reflects only the view of the applicable rating agency at the time the rating is issued, from whom an explanation of the significance of such ratings may be obtained. Each rating should be evaluated independently of any other rating. There is no assurance that any such credit rating will remain in effect for any given period of time or that such rating will not be lowered, suspended or withdrawn entirely by the applicable rating agency if, in such rating agency's judgment, circumstances so warrant. Any such lowering, suspension or withdrawal of any rating may have an adverse effect on the market price or marketability of HEI's and/or HECO's securities and serve to increase the cost of capital of HEI and HECO.

  In January 1995, S&P revised its ratings outlook on HEI and HECO to "stable" from "negative" citing recent PUC decisions which demonstrate a continuing trend of regulatory support for the electric utility subsidiaries' heavy construction program and HEI's commitment to a well balanced capital structure. Neither HEI nor HECO management can predict with certainty future rating agency actions or their effects on the future cost of capital of HEI or HECO.

RESEARCH AND DEVELOPMENT

  HECO and its subsidiaries spent approximately $2.4 million, $2.3 million and $2.3 million in 1994, 1993 and 1992, respectively, on research and development. Contributions to the Electric Power Research Institute accounted for most of the expenditures. Expenditures were also made in the areas of energy conservation, environmental control, emissions control and for other similar studies relative to technologies with the potential of being specifically applicable to HECO and its subsidiaries.

EMPLOYEE RELATIONS

  At December 31, 1994, the Company's continuing operations had 3,386 full-time and part-time employees, compared with 3,399 at December 31, 1993.

HECO

  At December 31, 1994, HECO and its subsidiaries had 2,219 employees, compared with 2,226 employees at December 31, 1993.

  The current collective bargaining agreement between the International Brotherhood of Electrical Workers (IBEW), Local 1260, and HECO, MECO and HELCO, covering approximately 63% of the total employees of these companies, covers a four-year period from November 1, 1992 through October 31, 1996. The contract provides for noncompounded wage increases of 4.25% on November 1 of each year during the term of the agreement. The "Flexible Work Hours/Week Schedule" was the major work rule added to the current contract.

  In 1992, the benefits agreement between IBEW Local 1260 and HECO, MECO and HELCO was modified, and the current agreement will be in effect until October 31, 1996. Revisions were made to the medical plans and postretirement benefits.

HTB

  HTB has a collective bargaining agreement with the Inlandboatmen's Union of the Pacific (IBU) effective from July 26, 1990 through July 25, 1995. An 8% across-the-board wage increase (with further adjustments for licensed seamen and journeymen craftsmen) was effective for the first year. From July 26, 1991 through July 25, 1995, the agreement specifies annual increases of 4%. The agreement covers all employees of HTB employed on ocean and harbor tugs and all dispatchers, but excludes office clerical employees, confidential employees, professional and management employees, guards and watchmen.

  YB has a collective bargaining agreement covering the period of July 1, 1993 through June 30, 1996 with the International Longshoremen's and Warehousemen's Union, Hawaii Division, Local 142. The agreement was ratified on December 23, 1994 after eight months of negotiation. The agreement covers all full-time and part-time receiving and delivery clerks working on the docks loading and discharging vessels, all maintenance personnel, documentation clerks and customer service representatives employed by YB in the state. The agreement excludes confidential employees, professional employees, supervisory employees, guards and other clerical personnel. The agreement generally provides for a per hour across-the-board wage increase of 40 cents (1.8% to 3.8%) in July 1993, 20 cents (0.9% to 1.5%) in January 1994, 55 cents (2.3% to 4.1%) in July 1994 and 65 cents (2.7% to 4.6%) in July 1995.

  On June 1, 1991, HTB transferred four tugs and vessel personnel to YB. YB has a "Letter of Understanding" with the IBU, dated September 17, 1991, which agrees to honor the appropriate provisions agreed upon in HTB's collective bargaining agreement, which runs through July 25, 1995, as to the transferred personnel.

OTHER

  The employees of HEI and its direct and indirect subsidiaries are not covered by any collective bargaining agreement, except as identified above.

ITEM 2.  PROPERTIES

  HEI leases 15,931 square feet of office space in downtown Honolulu. The leases expire at various dates from March 31, 1996 to April 30, 1999 (with an option for HEI to extend one of the leases on most of the office space to March 31,
2001). HEI also leases 9,667 square feet of office space from HECO in downtown Honolulu. The properties of HEI's subsidiaries are as follows:

ELECTRIC UTILITY

  See page 4 for the "Generation statistics" of HECO and its subsidiaries, such as generating and firm purchased capability, reserve margin and annual load factor.

  HECO owns and operates three generating plants on the island of Oahu at
  ----
Honolulu, Waiau and Kahe, with an aggregate generating capability of 1,263 MW at December 31, 1994. The three plants are situated on HECO-owned land having a combined area of 535 acres. In addition, HECO owns a total of 123 acres of land on which are located substations, transformer vault sites, distribution base yards and the Kalaeloa cogeneration facility site.

  Electric lines are located over or under public and nonpublic properties. Most of HECO's leases, easements and licenses have been recorded.

  HECO owns overhead transmission lines, overhead distribution lines, underground cables, fully-owned or jointly-owned poles and steel or aluminum high voltage transmission towers. The transmission system operates at 46,000 and 138,000 volts. The total capacity of HECO's transmission and distribution substations was 5,673,000 kilovoltamperes at December 31, 1994.

  HECO owns a building and approximately 11.5 acres of land located in Honolulu which houses its operating, engineering and information services departments and a warehousing center. It also leases an office building and certain office spaces in Honolulu. The lease for the office building expires in November 2002, with an option to further extend the lease to November 2012. The leases for certain office spaces expire on various dates through November 30, 2004 with options to extend to various dates through November 30, 2014.

  HECO owns 19.2 acres of land at Barbers Point used to situate fuel oil storage facilities with a combined capacity of 970,700 barrels. HECO also owns fuel oil tanks at each plant site with a total maximum usable capacity of 915,400 barrels.

  The properties of HECO are subject to a first mortgage securing HECO's outstanding first mortgage bonds.

  On December 20, 1989, HECO applied to the PUC for the approval of the sale to Malama Waterfront Corp. and leaseback of the Honolulu Power Plant and Iwilei tank farm, the approval of the transfer values and the approval of the accounting and rate-making treatments thereof. Prior to the PUC rendering a decision on this application, HECO determined that changing conditions altered the economics of the proposed sale such that a later retirement of the Honolulu Power Plant may be more favorable. HECO then withdrew its application for the sale and leaseback of the plant in July 1993.

  A brief description of the properties of HECO's two electric utility subsidiaries follows:

  MECO owns and operates two generating plants on the island of Maui, at Kahului
  ----
and Maalaea, with an aggregate capability of 201.3 MW. The plants are situated on MECO-owned land having a combined area of 28.6 acres. MECO also owns fuel oil storage facilities at these sites with an aggregate maximum usable storage capacity of 145,300 barrels.

  MECO's administrative offices and engineering and distribution departments are located on 9.1 acres of MECO-owned land in Kahului.

  MECO also owns and operates smaller distribution and generation systems on the islands of Lanai and Molokai.

  The properties of MECO are subject to a first mortgage securing MECO's outstanding first mortgage bonds.

  HELCO owns and operates five generating plants on the island of Hawaii. These
  -----
plants at Hilo (2), Waimea, Kona and Puna have an aggregate generating capability of 154.6 MW (excluding two small run-of-river hydro units). The plants are situated on HELCO-owned land having a combined area of approximately 43 acres. HELCO owns 6.0 acres of land in Kona, which are used for a baseyard, and it leases 4.0 acres of land for its baseyard in Hilo. The lease expires in 2030. The deeds to the sites located in Hilo contain certain restrictions which do not materially interfere with the use of the sites for public utility purposes.

  The properties of HELCO are subject to a first mortgage securing HELCO's outstanding first mortgage bonds.

SAVINGS BANK

  ASB owns its executive office building located in downtown Honolulu and land
  ---
and an office building in the Mililani Technology Park on Oahu.

  The following table sets forth certain information with respect to branches owned and leased by ASB and its subsidiaries at December 31, 1994.

                  Number of branches
             -------------------------
                Owned   Leased   Total
                -----   ------   -----

      Oahu          5       24      29
      Maui          3        3       6
      Kauai         3        1       4
      Hawaii        2        4       6
      Molokai      --        1       1
                   --       --      --
                   13       33      46
                   ==       ==      ==

  The net book value of branches and office facilities is approximately $39 million. Of this amount, $32 million represents the net book value of the land and improvements for the branches and office facilities owned by ASB and $7 million represents the net book value of ASB's leasehold improvements.

OTHER

FREIGHT TRANSPORTATION
----------------------

  HTB owned seven tugboats ranging from 1,430 to 2,668 HP, two tenders of 500 HP and two flatdecked barges as of December 31, 1994.

  HTB owns no real property, but rents on a month-to-month basis its pier property used in its operations from the State of Hawaii under a revocable permit.

  YB, HTB's subsidiary, owned four tugboats, two doubledecked and six flatdecked barges and most of its shoreside equipment, including 20-foot containers, chassis, 20-foot and 40-foot refrigerated containers, container vans, hi-lifts, flatracks, automobile racks and other related equipment as of December 31, 1994.

  YB has three-year leases expiring at various dates in 1995 through 1996 for shoreside equipment (containers, flatracks and chassis) at a monthly cost of approximately $18,100.

  YB owns no real property, but rents on a month-to-month basis or leases various pier property and warehouse facilities from the State of Hawaii under a revocable permit, or under a five-year lease. All lease terms began on January 1, 1992. It is expected that expiring leases will be renewed as necessary.

REAL ESTATE DEVELOPMENT
-----------------------

    MPC.  See Item 1, "Business-Other-Real estate-Malama Pacific Corp."
    ---

OTHER
-----

    HEIIC.  See Item 1, "Business-Other-HEI Investment Corp."
    -----

  LVI operates a windfarm on the island of Hawaii with a generating capability of 1.25 MW. LVI leases 78 acres of land for its windfarm.

  As of March 21, 1995, PECS owns no real property.

ITEM 3.  LEGAL PROCEEDINGS

  Except as provided for below and in "Item 1. Business," there are no known pending legal proceedings, other than ordinary routine litigation incidental to their respective businesses, to which HEI or any of its subsidiaries is a party or of which any of their property is the subject.

DISCONTINUED OPERATIONS

  See "The Hawaiian Insurance & Guaranty Company, Limited" in Note 2 to HEI's Consolidated Financial Statements, incorporated herein by reference to pages 46 to 47 of HEI's 1994 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13(a).

HECO POWER OUTAGE

  See "HECO power outage" in Note 4 to HEI's Consolidated Financial Statements, incorporated herein by reference to page 51 of HEI's 1994 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13(a).

HELCO RELIABILITY INVESTIGATION

  See "HELCO reliability investigation" in Note 4 to HEI's Consolidated Financial Statements, incorporated herein by reference to page 50 of HEI's 1994 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13(a).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

HEI AND HECO:

  During the fourth quarter of 1994, no matters were submitted to a vote of security holders of the Registrants.

EXECUTIVE OFFICERS OF HEI

  The following persons are, or may be deemed, executive officers of HEI. Their ages are given as of February 28, 1995 and their years of company service are given as of December 31, 1994. Officers are appointed to serve until the meeting of the Board of Directors following the next Annual Meeting of Stockholders (which will occur on April 25, 1995) and/or until their successors have been appointed and qualified (or until their earlier resignation or removal). Company service includes service with an HEI subsidiary.

                                                        Business
                                                        experience for past
HEI Executive Officers                                  five years
---------------------------------------------------------------------------
Robert F. Clarke, age 52
President and Chief Executive Officer                  1/91 to date
Group Vice President - Diversified
 Companies                                             5/88 to 12/90
Director                                               4/89 to date
(Company service: 7 years)

Harwood D. Williamson, age 63
Senior Vice President                                  2/95 to date
Group Vice President - Utility
 companies                                             5/88 to 6/94
Director                                               4/85 to date
(Company service: 38 years)

Robert F. Mougeot, age 52
Financial Vice President and Chief
 Financial Officer                                     4/89 to date
(Company service: 6 years)

                                                             Business
                                                             experience for past
HEI Executive Officers (continued)                           five years
--------------------------------------------------------------------------------


Peter C. Lewis, age 60
    Vice President - Administration                           10/89 to date
    (Company service: 26 years)

Charles F. Wall, age 55
    Vice President and Corporate Information Officer          7/90 to date
    (Company service: 4 years)
    Charles F. Wall, prior to joining the Company, served as Director of Information Management of GTE Hawaiian Tel from 1981 to 1990.

Andrew I. T. Chang, age 55
    Vice President - Government Relations                     4/91 to date
    Manager, Government Relations                             8/90 to 3/91
    Manager, Government Relations, HECO                       1/85 to 7/90
    (Company service: 10 years)

Constance H. Lau, age 42
    Treasurer                                                 4/89 to date
    (Company service: 10 years)

Curtis Y. Harada, age 39
    Controller                                                1/91 to date
    Auditor, HECO                                             7/89 to 1/91
    (Company service: 5 years)

Betty Ann M. Splinter, age 49
    Secretary                                                 10/89 to date
    (Company service: 20 years)

Wayne K. Minami, age 52
    President and Chief Executive Officer,
    American Savings Bank, F.S.B                              1/87 to date
    (Company service: 8 years)

HEI's executive officers, with the exception of Charles F. Wall and Andrew I. T. Chang, are officers and/or directors of one or more of HEI's subsidiaries. Mr. Minami is deemed an executive officer of HEI under the definition of Rule 3b-7.

There are no family relationships between any executive officer of HEI and any other executive officer or director of HEI, or any arrangement or understanding between any executive officer and any person pursuant to which the officer was selected.

                                    PART II
ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS
HEI:
The information required by this item is incorporated herein by reference to pages 65 and 67 (Note 18, "Regulatory restrictions on net assets" and Note 21, "Quarterly information (unaudited)," of the Notes to HEI's Consolidated Financial Statements) and page 25 of HEI's 1994 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13(a). Certain restrictions on dividends and other distributions of HEI are described in "Item 1. Business-- Regulation and other matters--Restrictions on dividends and other distributions." The total number of holders of record of HEI common stock as of March 9, 1995, was 23,867.

HECO:
The information required with respect to "Market information" and "holders" is not applicable. Since the corporate restructuring on July 1, 1983, all the common stock of HECO has been held solely by its parent, HEI, and is not publicly traded.

The dividends declared and paid on HECO's common stock for the four quarters of 1994 and 1993 were as follows:

Quarter ended       1994        1993
------------------------------------

March 31         $9,923,000  $6,649,000
June 30           1,330,000   3,731,000
September 30      7,594,000   8,233,000
December 31       9,664,000   7,274,000

The regulatory restrictions on net assets are incorporated herein by reference to page 27 (Note 12 to HECO's Consolidated Financial Statements, "Regulatory restrictions on distributions to parent") of HECO's 1994 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13(b).

ITEM 6.  SELECTED FINANCIAL DATA

HEI:
The information required by this item is incorporated herein by reference to page 25 of HEI's 1994 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13(a).

HECO:
The information required by this item is incorporated herein by reference to page 2 of HECO's 1994 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13(b).

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HEI:
The information required by this item is incorporated herein by reference to pages 27 to 38 of HEI's 1994 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13(a).

HECO:
The information required by this item is incorporated herein by reference to pages 3 to 10 of HECO's 1994 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13(b).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEI:
The information required by this item is incorporated herein by reference to the section entitled "Segment financial information" on page 26 and to pages 40 to 67 of HEI's 1994 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13(a).

HECO:
The information required by this item is incorporated herein by reference to pages 11 to 30 of HECO's 1994 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13(b).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

HEI and HECO:
  None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

HEI:
Information for this item concerning the executive officers of HEI is set forth on pages 44 through 45 of this report. The list of current directors of HEI is incorporated herein by reference to page 68 of HEI's 1994 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13(a). In 1995, the HEI Board of Directors is recommending to the stockholders the election of James K. Scott, Ed.D., age 43, as a director of HEI. Information on the nominee's and current directors' business experience and directorships is incorporated herein by reference to pages 3 to 6 of the registrant's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 25, 1995.

There are no family relationships between any director of HEI and any other executive officer or director of HEI, or any arrangement or understanding between any director and any person pursuant to which the director was selected.

The information required under this item by Item 405 of Regulation S-K is incorporated by reference to page 11 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 25, 1995.

HECO:
The following persons are, or may be deemed, executive officers of HECO. Their ages are given as of February 28, 1995 and their years of company service are given as of December 31, 1994. Officers are appointed to serve until the meeting of the Board of Directors following the next Annual Meeting and/or until their respective successors have been appointed and qualified. Company service includes service with HECO affiliates.

                                                            Business
                                                            experience for past
HECO Executive Officers                                     five years
--------------------------------------------------------------------------------


Robert F. Clarke, age 52
   Chairman of the Board                                     1/91 to date
   (Company service: 7 years)

Harwood D. Williamson, age 63
   President and Chief Executive Officer                     1/91 to date
   President and Chief Operating Officer                     2/85 to 12/90
   Director                                                  4/85 to date
   Chairman of the Board, HELCO and MECO                     3/85 to date
   (Company service: 38 years)

T. Michael May, age 48
   Senior Vice President                                     2/92 to date
   (Company service: 3 years)
   T. Michael May, prior to joining HECO, was a principal partner in Management Assets Group from 9/89 to 1/92.

Joan M. Diamond, age 44
   Vice President - Human Resources                          2/91 to date
   Manager, Human Resources                                  5/89 to 1/91
   (Company service: 10 years)

Jackie Mahi Erickson, age 54
   Vice President - General Counsel                          2/91 to date
   Corporate Counsel                                         1/81 to 1/91
   (Company service: 14 years)

Charles M. Freedman, age 48
   Vice President - Corporate Relations                      5/92 to date
   (Company service:  4 years)
   Charles M. Freedman, prior to rejoining HECO on 5/92, served as Director of Communications in the Office of the Governor of Hawaii, from 1986 to 4/92.

Edward Y. Hirata, age 61
   Vice President - Planning                                 12/91 to date
   Vice President, HELCO and MECO                            12/91 to date
   (Company service: 8 years)
   Edward Y. Hirata, prior to rejoining HECO on 12/91, served as Director of Department of Transportation for the State of Hawaii, from 4/87 to 11/91.

                                                            Business
                                                            experience for past
HECO Executive Officers                                     five years
--------------------------------------------------------------------------------


George T. Iwahiro, age 57
   Vice President - Engineering                              2/91 to date
   Vice President - Consumer, Regulatory and Public Affairs  2/85 to 1/91
   Vice President, HELCO and MECO                            3/85 to 12/91
   (Company service: 35 years)

Thomas L. Joaquin, age 51
   Vice President - Operations                               5/94 to date
   General Manager, Production                               11/93 to 4/94
   Manager, Production                                       10/92 to 10/93
   Manager, Production (MECO)                                7/87 to 9/92
   (Company service: 22 years)

Richard L. O'Connell, age 65
   Vice President - Customer Relations                       2/91 to date
   Vice President - Facilities                               6/88 to 1/91
   (Company service: 14 years)

Paul A. Oyer, age 54
   Financial Vice President and Treasurer                     5/89 to date
   Director                                                   4/85 to date
   Financial Vice President and Treasurer, HELCO and MECO 3/85 to date (Company service: 28 years)

David M. Rodrigues, age 59
   Vice President - Corporate Excellence                      11/93 to date
   Vice President - Operations                                5/89 to 10/93
   (Company service: 24 years)

Ernest T. Shiraki, age 47
   Controller                                                 5/89 to date
   (Company service: 25 years)

Molly M. Egged, age 44
   Secretary                                                  10/89 to date
   Secretary, HELCO and MECO                                  10/89 to date
   Executive Secretary                                        12/80 to 12/92
   (Company service: 14 years)

    HECO's executive officers, Robert F. Clarke, Harwood D. Williamson, Edward
Y. Hirata, Paul A. Oyer and Molly M. Egged, are officers of one or more of the affiliated HEI companies.

    There are no family relationships between any executive officer or director of HECO and any other executive officer or director of HECO, or any arrangement or understanding between any director and any person pursuant to which the director was selected.

    The list of current directors of HECO is incorporated herein by reference to page 33 of HECO's 1994 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13(b). Information on the business experience and directorships of directors of HECO who are also directors of HEI is incorporated herein by reference to pages 4 through 6 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 25, 1995.

    Mildred D. Kosaki, age 70, and Paul C. Yuen, age 66, as of February 28, 1995 are the only outside directors of HECO who are not directors of HEI. Mrs. Kosaki has been a Director of HECO since 1973. She resigned from the HEI Board in 1987. She was also a Director of the International Pacific University from 1989 to 1991. She is a specialist in education research. Dr. Yuen, who was elected a Director of HECO in April 1993, is Dean of the College of Engineering at the University of Hawaii-Manoa. In the past five years, he has held various administrative positions at the University of Hawaii-Manoa. He also serves on the Boards of Cyanotech Corporation and the Pacific International Center for High Technology Research. Information on Mr. Oyer's business experience and directorship is indicated above.

ITEM 11.  EXECUTIVE COMPENSATION

HEI:
The information required under this item for HEI is incorporated by reference to pages 8 to 9 and 12 to 25 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 25, 1995.

HECO:
The following tables set forth the information required for the chief executive officer of HECO and the four other most highly compensated HECO executive officers serving at the end of 1994. All executive compensation amounts presented for Harwood D. Williamson are duplicative of the amounts presented in HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 25, 1995.

Summary compensation table

The following is the summary compensation table which sets forth the annual and long-term compensation of the chief executive officer of HECO and the four other most highly compensated executive officers of HECO serving at the end of 1994.

                          SUMMARY COMPENSATION TABLE

                                                                                          Long-Term
                                              Annual Compensation                        Compensation
                                        -------------------------------          ----------------------------
                                                                     Other       Awards       Payouts       All
                                                                                 ---------   --------
                                                                     Annual      Securities                 Other
                                                                     Compen-     Underlying   LTIP          Compen-
Name and Principal                       Salary        Bonus         sation      Options      Payouts       sation
   Position                    Year      ($)/1/        ($)/2/        ($)/3/      (#)/4/       ($)/5/        ($)/6/
---------------------          ----      --------      --------      -------     -------      ------        -------
Harwood D. Williamson          1994      $387,367      $100,174      $76,465      15,000      $   --        $20,663
President and CEO              1993       341,333             0       68,544       8,000       66,150        18,843
                               1992       316,666        37,288       62,750      48,000            0             0

T. Michael May                 1994       199,667        32,995            0           0           na         8,151
Senior Vice President          1993       191,000             0            0       4,000           na         4,796
                               1992       168,336        29,100            0           0           na        78,577

Paul A. Oyer                   1994       188,067        22,283       11,928           0           na         7,106
Financial Vice President       1993       175,100             0       10,806       3,000           na         6,339
   and Treasurer               1992       166,031        21,373        9,790           0           na             0

David M. Rodrigues             1994       140,667        22,283            0           0           na         7,482
Vice President-Corporate       1993       134,833             0            0       3,000           na         6,864
   Excellence                  1992       126,833        21,373            0           0           na             0

George T. Iwahiro              1994       139,867        18,476            0           0           na         7,042
Vice President-                1993       133,833             0            0       2,000           na         6,548
   Engineering                 1992       127,169        17,762            0           0           na             0


/1/ Includes a one-time lump sum transitional payment in 1994, representing two years of "normalized" insider directors' fees following a decision by the Compensation Committee to discontinue all insider directors' fees, effective May 1, 1994; the table includes lump sum payments of $49,000 for Mr. Williamson and $9,800 for Mr. Oyer. Also includes directors' fee of $7,700 for the period January 1 through April 30, 1994, $28,000 for 1993 and $25,000 for 1992 for Mr. Williamson and directors' fee of $1,400 for the period January 1 through April 30, 1994, $5,600 for 1993 and $4,700 for 1992 for Mr. Oyer.

/2/ The named executive officers are eligible for an incentive award under the Company's annual Executive Incentive Compensation Plan (EICP). EICP bonus payouts for the previous year's performance period are made in the first two months of the year following the previous year's performance period; if there is a payout, the amount is reflected as bonus compensation in the table for the previous year for the named executive.

/3/ Covers interest earned on deferred compensation and includes above-market earnings in the amount of $70,055 for 1994, $63,467 for 1993 and $57,498 for 1992 on deferred annual and Long-Term Incentive Plan (LTIP) payouts for Mr. Williamson. Amounts for Mr. Oyer represent above-market earnings on deferred annual payouts.

/4/ Includes a special one-time, premium-priced grant of 40,000 shares of HEI stock without dividend equivalents for Mr. Williamson in 1992. Other options granted in each of the three years for Mr. Williamson included dividend equivalents. For each of the other named executive officers, options granted in 1993 did not include dividend equivalents.

/5/ LTIP payouts are determined in April each year for the three-year cycle ending on December 31 of the previous calendar year; if there is a payout, the amount is reflected as LTIP compensation in the table for the previous year for the named executive officers. In April 1994, LTIP payouts were made for the 1991-1993 performance cycle and are reflected as LTIP compensation in the table for 1993. In 1995 only Mr. Williamson was eligible to receive a LTIP payout. The determination of whether there will be a payout for Mr. Williamson under the 1992-1994 LTIP will not be made until April 1995.

/6/ Represents amounts accrued by the Company in 1993 and 1994 for certain death benefits provided to the named executive officers. In 1992, the Company did not accrue for these benefits. Additional information is incorporated by reference to pages 21-22 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 25, 1995. Covers reimbursement of moving expenses for Mr. May in 1992.

Option grants in last fiscal year

    A stock option was granted to one of the named executive officers in the HECO Summary Compensation Table, Mr. Williamson. Additional information required under this item is incorporated by reference to page 13 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 25, 1995.

Aggregated option exercises and fiscal year-end option values

    No stock options were exercised by the named executive officers in 1994. The following table shows the number of unexercised options and the value of in the money unexercised options, including dividend equivalents, at the end of 1994. Under the Stock Option and Incentive Plan, dividend equivalents have been granted to Mr. Williamson as part of the stock option grant, except for the one-time, premium-priced grant in May 1992. For each of the other named executive officers, no options were granted in 1994.

    Dividend equivalents permit a participant who exercises a stock option to obtain at no additional cost, in addition to the option shares, the amount of dividends declared on the number of shares of common stock with respect to which the option is exercised during the period between the grant and the exercise of the option. Dividend equivalents are computed, as of each dividend record date throughout the four-year vesting period (vesting in equal installments), which begins on date of grant, both with respect to the number of shares underlying the option and with respect to the number of dividend equivalent shares previously credited to the executive officer and not issued during the period prior to the dividend record date.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                                                                               Value of
                                                                                           Number of          Unexercised
                                                                                           Unexercised        In the Money
                                                                                            Options             Options
                                                                                            (Including        (Including
                                                                                            Dividend           Dividend
                                                                                            Equivalents)       Equivalents)
                                              Dividend                  Value               at Fiscal          at Fiscal
                               Shares         Equivalents   Value       Realized On         Year-end           Year-end /1/
                               Acquired       Acquired                                    -------------      --------------
                               On             On           Realized     Dividend          Exercisable/         Exercisable/
                               Exercise       Exercise     On Options   Equivalents       Unexercisable        Unexercisable
                                (#)           (#)             ($)       ($)                   (#)                  ($)
                               --------       ---------    ----------    ----------        ------------       --------------
Harwood D. Williamson             --              --       $    --       $    --           67,510/29,914       $56,356/ --

T. Michael May                    --              --            --            --             1,000/3,000         --  /  --

Paul A. Oyer                      --              --            --            --             6,178/3,000         --  /  --

David M. Rodrigues                --              --            --            --             3,000/3,000         --  /  --

George T. Iwahiro                 --              --            --            --             1,000/2,000         --  /  --


/1/ Includes dividend equivalents of $45,681 exercisable for Mr. Williamson. No options were in the money (where the option price is less than the closing price on December 31, 1994) except the 1989 stock option grant with dividend equivalents with an exercise price of $30.24 per share. Value based on closing price of $32.375 per share on the New York Stock Exchange on December 31, 1994.

                     Long-Term Incentive Plan awards table

   A Long-Term Incentive Plan award was made to one of the named executive officers in the HECO Summary Compensation Table, Mr. Williamson. Additional information required under this item is incorporated by reference to page 15 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 25, 1995.

Pension plan

   The Retirement Plan for Employees of Hawaiian Electric Industries, Inc. and Participating Subsidiaries (the Retirement Plan) provides a monthly retirement pension for life. Additional information required under this item is incorporated by reference to pages 16 to 17 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 25, 1995. As of December 31, 1994, the named executive officers in the HECO Summary Compensation Table had the following number of years of credited service under the Retirement Plan: Mr. Williamson, 38 years; Mr. May, 2 years; Mr. Oyer, 28 years; Mr. Rodrigues, 24 years; and Mr. Iwahiro, 35 years.

Change-in-Control Agreement

    Messrs. Williamson and May are the only named executive officers in the HECO Summary Compensation Table with whom HEI has entered into a Change-in-Control Agreement. Additional information required under this item is incorporated by reference to pages 17 to 18 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 25, 1995.

    Based on W-2 earnings for the five most recent years (1990-1994) or the portion of such period during which the executive performed personal service for HEI and its subsidiaries, the lump sum severance payable under these agreements would be as follows: Mr. Williamson - $1,133,837 and Mr. May - $762,197.

Compensation Committee Report on Executive Compensation

Introduction

    Decisions on executive compensation for the named executive officers are made by the Compensation Committee of the HEI Board of Directors (the Committee) which is composed of five independent nonemployee directors. All decisions by the Committee are reviewed by the full HEI Board except for decisions about HEI's stock-based plans, which are made solely by the Committee in order to satisfy Securities Exchange Act Rule 16b-3.

    The Committee has retained the services of an independent compensation consulting firm to assist in executive compensation matters.

    Except for specific compensation decisions regarding Mr. Williamson which are discussed below, additional information required under this item is incorporated by reference to pages 18 through 22 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 25, 1995.

Base Salary

    Mr. Williamson's base salary is determined based on the recommendation of Robert F. Clarke, President and Chief Executive Officer of HEI and Chairman of the Board of HECO, within the salary range recommended by the Committee's independent compensation consultant and with the Committee's approval.
Mr. Clarke's recommendation is based on an overall evaluation of Mr. Williamson's performance during the preceding year. This evaluation is subjective in nature and takes into account all aspects of Mr. Williamson's responsibilities at the total discretion of Mr. Clarke and the Committee. Mr. Williamson's base salary was raised from an annual rate of $320,000 to an annual rate of $336,000, effective May 1, 1994. This action by the Committee was subsequently ratified by the HECO Board of Directors.

Stock Options

    The 1994 stock option grant to Mr. Williamson of 15,000 shares of HEI Common Stock plus dividend equivalents was based on the consultant's recommendation and the independent evaluation of an appropriate grant level by Mr. Clarke and the Committee. In this evaluation, the Committee took into account prior grants to Mr. Williamson and an overall subjective evaluation of Mr. Williamson's job performance.

HECO Board of Directors

Committees of the HECO Board

    The Board of Directors of HECO has only one standing committee, the Audit Committee, which is comprised of four nonemployee directors: Ben F. Kaito, Chairman, and Mildred D. Kosaki, Diane J. Plotts and Paul C. Yuen. In 1994, the Audit Committee held five meetings to review with management, the internal auditor and HECO's independent auditors the activities of the internal auditor, the results of the annual audit by the independent auditor and the financial statements which are included in HECO's 1993 Annual Report to Stockholder. The Audit Committee holds such meetings as it deems advisable to review the financial operations of HECO.

Remuneration of HECO Directors and attendance at meetings

    In 1994, Mildred D. Kosaki and Paul C. Yuen were the only nonemployee directors of HECO who were not also directors of HEI. They were paid a retainer of $12,000, one-half of which was distributed in the common stock of HEI pursuant to the HEI Nonemployee Director Stock Plan and one-half of which was distributed in cash. The number of shares of stock distributed was based on a price of $33.28 per share, which is equal to the average of the daily high and low sales prices of HEI common stock for all trading days in March 1994, divided into $6,000, with a cash payment made in lieu of any fractional share. In addition, a fee of $700 was paid in cash to each nonemployee director for each Board and Committee meeting attended by the director. The Chairman of the Audit Committee was paid an additional $100 for each Committee meeting attended. Effective May 1, 1994, members of the Board of Directors who are employees of the Company were no longer compensated for attendance at any meeting of the Board or committees of the Board.

   In 1994, there were six regular bi-monthly meetings and one special meeting of the Board of Directors. All incumbent directors, attended at least 75% of the combined total number of meetings of the Board and Committee on which they served, except Diane J. Plotts.

    HECO participates in the Nonemployee Director Retirement Plan described on page 8 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 25, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

HEI:

    The information required under this item is incorporated by reference to pages 10 and 11 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 25, 1995.

HECO:

    HEI owns all of the common stock of HECO, which is HECO's only class of voting securities. HECO has also issued and has outstanding various series of preferred stock, the holders of which, upon certain defaults in dividend payments, have the right to elect a majority of the directors of HECO.

    The following table shows the shares of HEI common stock beneficially owned by each HECO director, named HECO executive officers as listed in the Summary Compensation Table on page 51 and by HECO directors and officers as a group, as of February 15, 1995, based on information furnished by the respective individuals.

                                                           Amount and Nature of
Name of Individual or Group*       Title of Class          Beneficial Ownership
----------------------------       ---------------      -----------------------
                                                                          Total
                                                                          -----
Directors
---------
Mildred D. Kosaki                  Common                1,596 (b)        1,596
                                                        ----------
Paul A. Oyer**                     Common                2,675 (a)
                                                         6,928 (d)        9,603
                                                        ----------

Paul C. Yuen                       Common                  636 (b)          636
                                                        ----------

Named executive officers
------------------------
T. Michael May                     Common                 562 (a)
                                                          514 (b)
                                                        2,000 (d)         3,076
                                                       ----------

George T. Iwahiro                  Common               6,444 (a)
                                                          155 (b)
                                                        1,750 (d)         8,349
                                                       ----------

David M. Rodrigues                 Common               2,729 (a)
                                                          424 (b)
                                                        3,750 (d)         6,903
                                                       ----------

Common Stock Beneficially                              25,403 (a)
Owned by Directors and Officers                         4,581 (b)
as a Group (14 persons)                                   109 (c)
                                                       25,146 (d)        55,239***
                                                       ----------


* Excludes HECO directors Messrs. Clarke, Henderson, Kaito, and Williamson and Ms. Plotts, who also serve on the HEI Board of Directors. The information required is incorporated by reference to pages 10 and 11 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 25, 1995. Messrs. Clarke and Williamson are also named executive officers listed in the Summary Compensation Table on pages 12 and 13 of the above-referenced Definitive Proxy Statement of HEI.

** Also a named executive officer listed in the Summary Compensation Table on page 51.

*** The number of shares of common stock beneficially owned by any HECO director or by all HECO directors and officers as a group does not exceed 1% of the outstanding common stock of HEI.
(a)   Sole voting and investment power.
(b) Shared voting and investment power (shares registered in name of respective individual and spouse).
(c) Shares owned by spouse, children or other relatives sharing the home of the director or an officer in the group and in which personal interest of the director or officer is disclaimed.
(d) Stock options exercisable within 60 days after February 15, 1995, under the 1987 Stock Option and Incentive Plan, as amended. Shares for Mr. Oyer include accompanying dividend equivalents (720 shares) for stock options awarded in 1988 only.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

HEI:
The information required under this item is incorporated by reference to pages 24 to 26 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 25, 1995.

HECO:
As of December 31, 1994, T. Michael May, Senior Vice President of HECO, was indebted to HECO in the amount of $180,000 by reason of loans made to him by HECO for relocation purposes. Mr. May's note bears interest at 6.28% and is due in 2008 or upon demand, if Mr. May ceases to be employed by HECO, and is secured by a second mortgage on real estate.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements

    The following financial statements contained in HEI's 1994 Annual Report to Stockholders and HECO's 1994 Annual Report to Stockholder, portions of which are filed by HEI as Exhibit 13(a) and, portions of which are filed by HECO as
Exhibit 13(b), respectively, are incorporated by reference in Part II, Item 8, of this Form 10-K:

                                                           1994 Annual Report to
                                                               Stockholder(s)
                                                                  (Page/s)
                                                             -------------------
                                                             HEI            HECO
                                                             ---            ----
Independent Auditors' Reports                                 39             31

Consolidated Statements of Income, Years Ended
 December 31, 1994, 1993 and 1992                             40             11

Consolidated Statements of Retained Earnings, Years Ended
 December 31, 1994, 1993 and 1992                             40             11

Consolidated Balance Sheets, December 31, 1994 and 1993       41             12

Consolidated Statements of Capitalization,
 December 31, 1994 and 1993                                   na           13-14

Consolidated Statements of Cash Flows, Years Ended
 December 31, 1994, 1993 and 1992                             42             15

Notes to Consolidated Financial Statements                  43-67          16-30

(a)(2)            Financial Statement Schedules

    The following financial statement schedules for HEI and HECO are included in this Report on the pages indicated below:
                                                                  Page/s in
                                                                  Form 10-K
                                                               -----------------
                                                               HEI          HECO
                                                               ----         ----
   Independent auditors' report                                 58           59

   Schedule I   Condensed financial information of registrant,
                Hawaiian Electric Industries, Inc.
                (Parent Company) as of December 31, 1994
                and 1993 and years ended December 31, 1994,
                1993 and 1992                                  60-62         na

   Schedule II  Valuation and qualifying accounts, years
                ended December 31, 1994, 1993 and 1992          63           63

    Certain Schedules, other than those listed, are omitted because they are not required, or are not applicable, or the required information is shown in the consolidated financial statements or notes included in HEI's 1994 Annual Report to Stockholders and HECO's 1994 Annual Report to Stockholder, which financial statements are incorporated herein by reference.

(a)(3)  Exhibits

    Exhibits for HEI and HECO and their subsidiaries are listed in the "Index to Exhibits" found on pages 64 through 71 of this Form 10-K. The exhibits listed for HEI and HECO are listed in the index under the headings "HEI" and "HECO," respectively, except that the exhibits listed under "HECO" are also considered exhibits for HEI.

(b)  Reports on Form 8-K

HEI and HECO:

    During the fourth quarter of 1994, HEI and HECO filed a Current Report, Form 8-K dated November 29, 1994, with the SEC. HEI and HECO filed information under
Item 5 regarding the PUC decision and order on a generic docket to determine whether SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," should be adopted for rate-making purposes.

[KPMG Peat Marwick letterhead]



                         Independent Auditors' Report



The Board of Directors
  and Stockholders
Hawaiian Electric Industries, Inc.:

Under date of January 25, 1995, we reported on the consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 14 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes. Additionally, as discussed in note 17 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for postretirement benefits other than pensions.



/s/ KPMG Peat Marwick LLP

Honolulu, Hawaii
January 25, 1995

[KPMG Peat Marwick letterhead]



                        Independent  Auditors'  Report



The Board of Directors
  and Stockholder
Hawaiian Electric Company, Inc.:

Under date of January 25, 1995, we reported on the consolidated balance sheets and consolidated statements of capitalization of Hawaiian Electric Company, Inc. (a wholly-owned subsidiary of Hawaiian Electric Industries, Inc.) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to stockholder. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 7 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes. Additionally, as discussed in note 10 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for postretirement benefits other than pensions.



/s/ KPMG Peat Marwick LLP

Honolulu, Hawaii
January 25, 1995

                      Hawaiian Electric Industries, Inc.
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                           CONDENSED BALANCE SHEETS


                                                                            December 31,
                                                                          ---------------
(in thousands)                                                             1994      1993
-----------------------------------------------------------------------------------------
ASSETS
Cash and equivalents                                                    $    223  $ 32,383
Advances to and notes receivable from subsidiaries                        27,696    28,455
Accounts receivable                                                        2,565     6,679
Other investments                                                            809       809
Property, plant and equipment, net                                         2,460     2,874
Other assets                                                               5,857     3,289
Investment in wholly owned subsidiaries, at equity                       888,651   805,226
                                                                        --------  --------
                                                                        $928,261  $879,715
                                                                        ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                        $  9,246  $  8,861
Advances from subsidiaries                                                 2,293        --
Commercial paper                                                          12,750        --
Long-term debt, net                                                      209,500   200,500
Deferred income taxes                                                      4,301     3,927
Unamortized tax credits                                                       29        36
Other                                                                      8,053    23,363
                                                                        --------  --------
                                                                         246,172   236,687
                                                                        --------  --------
Stockholders' equity
Common stock                                                             546,254   514,710
Retained earnings                                                        135,835   128,318
                                                                        --------  --------
                                                                         682,089   643,028
                                                                        --------  --------
                                                                        $928,261  $879,715
                                                                        ========  ========
Note to Balance Sheets

Long-term debt, net, consisted of the following:
Promissory notes, 6.3% - 7.6%, due in various years through 2003        $113,000  $113,000
Promissory notes, 8.2% - 9.9%, due in various years through 2011          61,500    87,500
Promissory note, variable rate (6.45% at December 31, 1994) due 1999      35,000        --
                                                                        --------  --------
                                                                        $209,500  $200,500
                                                                        ========  ========

As of December 31, 1994, HEI guaranteed debt of its subsidiaries and affiliates amounting to $11 million.

The aggregate payments of principal required on long-term debt subsequent to December 31, 1994 are $1 million in 1995, $37 million in 1996, $51 million in 1997, $21 million in 1998, $41 million in 1999 and $59 million thereafter.

                       Hawaiian Electric Industries, Inc.
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED) HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME


                                               Years ended December 31,
                                        ----------------------------------
(in thousands)                               1994       1993        1992
--------------------------------------------------------------------------
REVENUES                                   $ 3,318    $  3,353    $  1,884

Equity in income from continuing
  operations of subsidiaries                84,819      74,764      68,156
                                           -------    --------    --------
                                            88,137      78,117      70,040
                                           -------    --------    --------

EXPENSES:

Operating, administrative and general        7,786       6,897       1,637

Taxes, other than income taxes                 292         226         193

Depreciation and amortization of
 property, plant and equipment                 587         569         660
                                           -------    --------    --------

                                             8,665       7,692       2,490
                                           -------    --------    --------


                                            79,472      70,425      67,550

Interest expense                            15,195      18,355      12,641
                                           -------    --------    --------

INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAX BENEFIT                  64,277      52,070      54,909


Income tax benefit                          (8,753)     (9,614)     (6,806)
                                           -------    --------    --------


Income from continuing operations           73,030      61,684      61,715
Loss from discontinued operations               --     (13,025)    (73,297)
                                           -------    --------    --------


NET INCOME (LOSS)                          $73,030    $ 48,659    $(11,582)
                                           =======    ========    ========

                      Hawaiian Electric Industries, Inc.

              HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                Years ended December 31,
                                        -------------------------------------
(in thousands)                                1994         1993        1992
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations          $  73,030    $  61,684    $ 61,715
Adjustments to reconcile income from
 continuing operations to net cash
 provided by operating activities            (84,819)     (74,764)    (68,156)
    Equity in income from continuing
     operations of subsidiaries
    Common stock dividends received from
     subsidiaries                             43,909       53,305      33,884
    Depreciation and amortization of
     property, plant and equipment               587          569         660
    Other amortization                           209          294         282
    Deferred income taxes and tax credits,
     net                                         367          232         825
    Changes in assets and liabilities
        Decrease (increase) in accounts
         receivable                            4,114       (6,211)        984
        Increase (decrease) in accounts
         payable                                 385      (16,506)     22,497
        Changes in other assets and
         liabilities                         (15,485)      34,733     (15,447)
                                           ---------     --------    --------
                                              22,297       53,336      37,244
Cash flows from discontinued operations           36        2,525          --
                                           ---------    ---------    --------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                   22,333       55,861      37,244
                                           ---------    ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in advances to
 and notes receivable from subsidiaries      (16,141)       8,756       1,024
Capital expenditures                            (177)        (193)       (535)
Additional investments in subsidiaries       (25,510)     (65,000)    (56,967)
Other                                             --           50          --
                                           ---------    ---------    --------
                                             (41,828)     (56,387)    (56,478)
Net investment in discontinued
 operations                                       --           --     (24,751)
                                           ---------    ---------    --------
NET CASH USED IN INVESTING ACTIVITIES        (41,828)     (56,387)    (81,229)
                                           ---------    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase(decrease) in advances from
 subsidiaries with original maturities
 of three months or less                       2,293         (185)    (15,463)
Proceeds from other short-term
 borrowings                                       --           --      36,000
Repayment of other short-term borrowings          --      (36,000)         --
Net increase in commercial paper              12,750           --          --
Proceeds from issuance of long-term debt      35,000       37,000      50,000
Repayment of long-term debt                  (26,000)     (22,500)         --
Net proceeds from issuance of common
 stock                                        13,602       88,658      18,248
Common stock dividends                       (47,676)     (42,012)    (39,214)
Other                                         (2,634)       1,949         413
                                           ---------    ---------    --------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                        (12,665)      26,910      49,984
                                           ---------    ---------    --------
Net increase (decrease) in cash and
 equivalents                                 (32,160)      26,384       5,999
Cash and equivalents, beginning of year       32,383        5,999          --
                                           ---------    ---------    --------
CASH AND EQUIVALENTS, END OF YEAR          $     223    $  32,383    $  5,999
                                           =========    =========    ========

Supplemental disclosures of noncash activities:

  In 1994, $16.9 million of HEI advances to HEIDI were converted to equity in a noncash transaction.

  In 1992, HEI converted $9.5 million of long-term debt of HERS to equity. HEI assumed the $9.5 million of HERS' long-term debt in a noncash transaction.

  Common stock dividends reinvested by stockholders in HEI common stock in noncash transactions amounted to $18 million in 1994, $17 million in 1993 and $15 million in 1992.

                       Hawaiian Electric Industries, Inc.
                      and Hawaiian Electric Company, Inc.
               SCHEDULE II  -  VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1994, 1993 and 1992

-------------------------------------------------------------------------------------------------------------------------
                                        Col. A             Col. B             Col. C             Col. D           Col. E
-------------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                         ----------------------------
                                                         Charged to
                                      Balance at         costs and                                              Balance at
                                     beginning of          other           Charged to                             end of
(in thousands)                          period           expenses           accounts           Deductions         period
-------------------------------------------------------------------------------------------------------------------------
       1994
       ----
Allowance for uncollectible
 accounts
 Hawaiian Electric Company,
  Inc. and subsidiaries             $   1,357          $   2,177           $   674             $   3,072        $   1,136
 Other companies                          220                130                 2                    72              280
                                    ---------          ---------           -------             ---------        ---------
                                    $   1,577          $   2,307           $   676(a)          $   3,144(b)     $   1,416
                                    =========          =========           =======             =========        =========
Allowance for uncollectible
 interest (ASB)                     $     341          $     760           $    --             $    --          $   1,101
                                    =========          =========           =======             =========        =========
Allowance for losses for
 loans receivable (ASB)             $   5,314          $   3,983           $    67(a)          $     571(b)     $   8,793
                                    =========          =========           =======             ==========       =========

       1993
       ----
Allowance for uncollectible
 accounts
 Hawaiian Electric Company,
  Inc. and subsidiaries             $   1,120          $   1,521           $   815             $   2,099        $   1,357
 Other companies                          172                155                 1                   108              220
                                    ---------          ---------           -------             ---------        ---------
                                    $   1,292          $   1,676           $   816(a)          $   2,207(b)     $   1,577
                                    =========          =========           =======             =========        =========
Allowance for uncollectible
 interest (ASB)                     $     482          $    --             $    --             $     141        $     341
                                    =========          =========           =======             =========        =========
Allowance for losses for
 loans receivable (ASB)             $   5,157          $     779           $    36(a)          $     658(b)     $   5,314
                                    =========          =========           =======             =========        =========
       1992
       ----
Allowance for uncollectible
 accounts
 Hawaiian Electric Company,
  Inc. and subsidiaries             $   1,032          $   1,246           $   820             $   1,978        $   1,120
 Other companies                          214                104                 2                   148              172
                                    ---------          ---------           -------             ---------        ---------
                                    $   1,246          $   1,350           $   822(a)          $   2,126(b)     $   1,292
                                    =========          =========           =======             =========        =========
Allowance for uncollectible
 interest (ASB)                     $      45          $     437           $    --             $    --          $     482
                                    =========          =========           =======             =========        =========
Allowance for losses for
 loans receivable (ASB)             $   3,818          $   1,494           $    47(a)          $     202(b)     $   5,157
                                    =========          =========           =======             =========        =========

(a)  Primarily bad debts recovered.
(b)  Bad debts charged off.

                               INDEX TO EXHIBITS

   The exhibits designated by an asterisk (*) are filed herein. The exhibits not so designated are incorporated by reference to the indicated filing. A copy of any exhibit may be obtained upon written request for a $0.20 per page charge from the HEI Stock Transfer Division, P.O. Box 730, Honolulu, Hawaii 96808-0730.

Exhibit no.                           Description
-----------                           -----------

HEI:
---

3(i).1(a)  HEI's Restated Articles of Incorporation (Exhibit 4(b) to
           Registration No. 33-7895).

3(i).2(a)  Articles of Amendment of HEI filed June 30, 1990 (Exhibit 4(b) to
           Registration No. 33-40813).

3(ii)      HEI's By-Laws (Exhibit 4(c) to Registration No. 33-21761).

4.1 Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of HEI and its subsidiaries (Exhibit 4.1 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-8503).

4.2 Indenture, dated as of October 15, 1988, between HEI and Citibank, N.A., as Trustee (Exhibit 4 to Registration No. 33-25216).

4.3 First Supplemental Indenture dated as of June 1, 1993 between HEI and Citibank, N.A., as Trustee, to Indenture dated as of October 15, 1988 between HEI and Citibank, N.A., as Trustee (Exhibit 4(a) to HEI's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1993, File No. 1-8503).

4.4 Officers' Certificate dated as of November 9, 1988, pursuant to Sections 102 and 301 of the Indenture, dated as of October 15, 1988, between HEI and Citibank, N.A., as Trustee, establishing Medium-Term Notes, Series A (Exhibit 4.2 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-8503).

4.5 Pricing Supplements Nos. 1 through 11 to the Registration Statement on Form S-3 of HEI (Registration No. 33-25216) filed in connection with the sale of Medium-Term Notes, Series A (filed under Rule 424(b) in connection with Registration No. 33-25216).

4.6 Pricing Supplements Nos. 1 through 9 to the Registration Statement on Form S-3 of HEI (Registration No. 33-58820) filed in connection with the sale of Medium-Term Notes, Series B (Exhibit 4(b) to HEI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-8503).

*4.7 Pricing Supplement No. 10 to Registration Statement on Form S-3 of HEI (Registration No. 33-58820).

4.8 Purchase Agreement dated March 7, 1991 among HEI and the Purchasers named therein, together with the Notes issued to such Purchasers, each dated March 7, 1991, pursuant to the Purchase Agreement (Exhibit
           4.5 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-8503).

4.9 Composite conformed copy of the Note Purchase Agreement dated as of December 16, 1991 among HEI and the Purchasers named therein (Exhibit
           4.6 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-8503).

Exhibit no.                           Description
-----------                           -----------

10.1       PUC Order Nos. 7070, 7153, 7203 and 7256 in Docket No. 4337,
           including copy of "Conditions for the Merger and Corporate Restructuring of Hawaiian Electric Company, Inc." dated September 23, 1982 (Exhibit 10 to Amendment No. 1 to Form U-1).

10.2 Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988, between HEI, HEIDI and the Federal Savings and Loan Insurance Corporation (by the Federal Home Loan Bank of Seattle) (Exhibit (28)- 2 to HEI's Current Report on Form 8-K dated May 26, 1988, File No. 1-
           8503).

10.2(a) OTS letter regarding release from Part II.B. of the Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988 (Exhibit 10.3(a) to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-8503).

10.3 Executive Incentive Compensation Plan (Exhibit 10(a) to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, File No. 1-8503).

10.4 HEI Executives' Deferred Compensation Plan (Exhibit 10.5 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-8503).

10.5 Retirement Benefit Agreement--Andrew T. F. Ing and HEI (Exhibit 10(b) to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, File No. 1-8503).

10.6 1987 Stock Option and Incentive Plan of HEI as amended and restated effective April 21, 1992 (Exhibit A to Proxy Statement of HEI, dated March 6, 1992, for the Annual Meeting of Stockholders, File No. 1-
           8503).

10.7 HEI Long-Term Incentive Plan (Exhibit 10.11 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-
           8503).

10.8 HEI Supplemental Executive Retirement Plan effective January 1, 1990 (Exhibit 10.9 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-8503).

10.9 HEI Excess Benefit Plan (Exhibit 10.13 (Exhibit A) to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-8503).

10.10 Change-in-Control Agreement (Exhibit 10.14 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-
           8503).

10.11 Non-employee Director Retirement Plan, effective as of October 1, 1989 (Exhibit 10.15 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-8503).

10.12 HEI 1990 Non-employee Director Stock Plan (Exhibit 10(a) to HEI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, File No. 1-8503).

10.13 HEI Non-employee Directors' Deferred Compensation Plan (Exhibit 10.14 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-8503).

Exhibit no.                           Description
-----------                           -----------

 10.14 HEI and HECO Executives' Deferred Compensation Agreement. The agreement pertains to and is substantially identical for all the HEI and HECO executive officers (Exhibit 10.15 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-
           8503).

 10.15 Contract of Sale between HECO and Malama Waterfront Corp., dated December 20, 1989, for the sale and purchase of the Honolulu Power Plant Parcels, Iwilei Tank Farm Parcel and the buildings, structures and other improvements (Exhibit 10.18 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-8503).

 10.15(a) First Amendment to Contract of Sale by and between HECO and Malama Waterfront Corp., dated September 25, 1990, amending the Contract of Sale between HECO and Malama Waterfront Corp., dated December 20, 1989, for the sale and purchase of the Honolulu Power Plant Parcels, Iwilei Tank Farm Parcel and the buildings, structures and other improvements (Exhibit 10(d) to HEI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, File No. 1-8503).

 10.16 Settlement Agreement and General Release made and entered into on February 10, 1994, by and between the Insurance Commissioner as Rehabilitator/Liquidator, the HIG Group, HIGA, HEI, HEIDI and others. (Exhibit 10.20 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-8503).

*11 Computation of Earnings Per Share of Common Stock. Filed herein as page 72.

*12(a) Computation of Ratio of Earnings to Fixed Charges. Filed herein as pages 73 and 74.

*13(a) Pages 25 to 68 of HEI's 1994 Annual Report to Stockholders (with the exception of the data incorporated by reference in Part I, Part II,
           Part III and Part IV, no other data appearing in the 1994 Annual Report to Stockholders is to be deemed filed as part of this Form 10-K Annual Report).

*21(a)     Subsidiaries of HEI.  Filed herein as page 76.

*23        Consent of Independent Auditors.  Filed herein as page 78.

*27(a) HEI and subsidiaries financial data schedule, December 31, 1994 and year ended December 31, 1994.

*99.1(a) Annual Report on Form 11-K for the HEI 401-K Retirement Savings Plan for the year ended December 31, 1994.

 99.2(a) Amendment 1994-1 to the Hawaiian Electric Industries, Inc. Retirement Savings Plan for incorporation by reference into Registration Statement on Form S-8 (Registration No. 33-52911) (Exhibit 99 to HEI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File No. 1-8503).

*99.3(a) Amendment 1994-2 to the Hawaiian Electric Industries, Inc. Retirement Savings Plan for incorporation by reference into Registration Statement on Form S-8 (Registration No. 33-52911).

Exhibit no.                           Description
-----------                           -----------

HECO:
-----
3(i).1(b)  HECO's Certificate of Amendment of Articles of Incorporation (filed
           June 30, 1987) (Exhibit 3.1 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

3(i).2(b)  Statement of Issuance of Shares of Preferred or Special Classes in
           Series for HECO Series R Preferred Stock filed December 15, 1989 (Exhibit 3.1(a) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4955).

3(i).3 Articles of Amendment to HECO's Amended Articles of Incorporation filed December 21, 1989 (Exhibit 3.1(b) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4955).

3(ii) HECO's By-Laws (Exhibit 3.2 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

4.1 Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of HECO, HELCO and MECO (Exhibit 4 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

4.2 Indenture dated as of December 1, 1993 between HECO and The Bank of New York, as Trustee (Exhibit 4(a) to Registration No. 33-51025).

4.3 Indenture dated as of December 1, 1993 among MECO, HECO, as guarantor, and The Bank of New York, as Trustee (Exhibit 4(b) to Registration No. 33-51025).

4.4 Indenture dated as of December 1, 1993 among HELCO, HECO, as guarantor, and The Bank of New York, as Trustee (Exhibit 4(c) to Registration No. 33-51025).

4.5 Officers' Certificate dated as of December 22, 1993, pursuant to Sections 102 and 301 of the Indenture dated as of December 1, 1993 between HECO and The Bank of New York, as Trustee, establishing the $20,000,000 Notes, 5.15% Series Due 1996 (Exhibit 4.5 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-4955).

4.6 Officers' Certificate dated as of December 22, 1993, pursuant to Sections 102 and 301 of the Indenture dated as of December 1, 1993 between HECO and The Bank of New York, as Trustee, establishing the $30,000,000 Notes, 5.83% Series Due 1998 (Exhibit 4.6 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-4955).

4.7 Officers' Certificate dated as of December 22, 1993, pursuant to Sections 102 and 301 of the Indenture dated as of December 1, 1993 among MECO, HECO, as guarantor, and The Bank of New York, as Trustee, establishing the $10,000,000 Notes, 5.15% Series Due 1996 (Exhibit
           4.7 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-4955).

Exhibit no.                           Description
-----------                           -----------

 4.8 Officers' Certificate dated as of December 22, 1993, pursuant to Sections 102 and 301 of the Indenture dated as of December 1, 1993 among HELCO, HECO, as guarantor, and The Bank of New York, as Trustee, establishing the $10,000,000 Notes, 4.85% Series Due 1995 (Exhibit 4.8 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-4955).

10.1 Power Purchase Agreement between Kalaeloa Partners, L.P., and HECO dated October 14, 1988 (Exhibit 10(a) to HECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, File No. 1-4955).

10.1(a) Amendment No. 1 to Power Purchase Agreement between HECO and Kalaeloa Partners, L.P., dated June 15, 1989 (Exhibit 10(c) to HECO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, File No. 1-4955).

10.1(b) Lease Agreement between Kalaeloa Partners, L.P., as Lessor, and HECO, as Lessee, dated February 27, 1989 (Exhibit 10(d) to HECO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, File No. 1-4955).

10.1(c) Restated and Amended Amendment No. 2 to Power Purchase Agreement between HECO and Kalaeloa Partners, L.P., dated February 9, 1990 (Exhibit 10.2(c) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4955).

10.1(d) Agreement to Extend the "Cancellation Window" in the Kalaeloa Power Purchase Agreement dated June 21, 1990 (Exhibit 10(e) to HECO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, File No. 1-4955).

10.1(e) Amendment No. 3 to Power Purchase Agreement between HECO and Kalaeloa Partners, L.P., dated December 10, 1991 (Exhibit 10.2(e) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-4955).

10.2 Purchase Power Agreement between AES Barbers Point, Inc. and HECO, entered into on March 25, 1988 (Exhibit 10(a) to HECO's Quarterly Report on Form 10-Q for the quarter ended March 31, 1988, File No. 1-4955).

10.2(a) Agreement between HECO and AES Barbers Point, Inc., pursuant to letters dated May 10, 1988 and April 20, 1988 (Exhibit 10.4 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

10.2(b) Amendment No. 1 to the Purchase Power Agreement between AES Barbers Point, Inc. and HECO (Exhibit 10 to HECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, File No. 1-4955).

10.2(c) HECO's Conditional Notice of Acceptance to AES Barbers Point, Inc. dated January 15, 1990 (Exhibit 10.3(c) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4955).

10.3 Power Purchase Agreement between HELCO and Hilo Coast Processing Company dated May 31, 1988 (included in Exhibit 10 to HECO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, File No. 1-4955).

Exhibit no.                           Description
-----------                           -----------

*10.3(a) Letter agreement between HELCO and Hilo Coast Processing Company dated January 5, 1995.

10.4 Agreement between MECO and Hawaiian Commercial & Sugar Company pursuant to letters dated November 29, 1988 and November 1, 1988 (Exhibit 10.8 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

10.4(a) Amended and Restated Power Purchase Agreement by and between A&B-Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO, dated November 30, 1989 (Exhibit 10(e) to HECO's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1990, File No. 1-4955).

10.4(b) First Amendment to Amended and Restated Power Purchase Agreement by and between A&B-Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO, dated November 1, 1990, amending the Amended and Restated Power Purchase Agreement dated November 30, 1989 (Exhibit 10(f) to HECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, File No. 1-4955).

10.5 Purchase Power Contract between HELCO and Thermal Power Company, dated March 24, 1986 (Exhibit 10(a) to HECO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, File No. 1-4955).

10.5(a) Firm Capacity Amendment between HELCO and Puna Geothermal Venture (assignee of AMOR VIII, who is the assignee of Thermal Power Company), dated July 28, 1989, amending Purchase Power Contract between HELCO and Thermal Power Company, dated March 24, 1986 (Exhibit 10(b) to HECO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, File No. 1-4955).

10.6 Purchase Power Contract between HECO and the City and County of Honolulu dated March 10, 1986 (Exhibit 10.9 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-
           4955).

10.6(a) Firm Capacity Amendment, dated April 8, 1991, to Purchase Power Contract, dated March 10, 1986, by and between HECO and the City & County of Honolulu (Exhibit 10 to HECO's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991, File No. 1-4955).

10.7 Purchase Power Contract between MECO and Zond Pacific, Inc., dated May 24, 1991 (Exhibit 10 to HECO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, File No. 1-4955).

10.8 Low Sulfur Fuel Oil Supply Contract by and between CUSA and HECO dated May 29, 1990 (Exhibit 10(a) to HECO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, File No. 1-4955).

10.8(a) Second Amendment, dated September 9, 1993, to Low Sulfur Fuel Oil Supply Contract, dated May 29, 1990, by and between CUSA and HECO (Exhibit 10(a) to HECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-4955).

10.8(b) Inter-Island Industrial Fuel Oil and Diesel Fuel Contract by and between CUSA and HECO, MECO, HELCO, HTB and YB dated as of September 23, 1991 (Exhibit 10(a) to HECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, File No. 1-4955).

Exhibit no.                           Description
-----------                           -----------

10.8(c) Third Amendment, dated October 1, 1993, to Inter-Island Industrial Fuel Oil and Diesel Fuel Contract dated September 23, 1991, by and between CUSA and HECO, MECO, HELCO, HTB and YB (Exhibit 10(b) to HECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-4955).

10.8(d) Facilities and Operating Contract by and between CUSA and HECO dated as of May 29, 1990 (Exhibit 10.10(b) to HECO's Annual Report Form 10-K for the fiscal year ended December 31, 1991, File No. 1-4955).

10.8(e) Second Amendment, dated September 21, 1993, to the Facilities and Operating Contract dated May 29, 1990, by and between CUSA and HECO (Exhibit 10(c) to HECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-4955).

10.9 Low Sulfur Fuel Oil Supply Contract between HIRI (succeeded by BHP) and HECO dated April 25, 1990 (Exhibit 10(b) to HECO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, File No. 1-
           4955).

10.9(a) First Amendment, dated October 1, 1993, to Low Sulfur Fuel Oil Supply Contract, dated April 25, 1990, between BHP and HECO (Exhibit 10(d) to HECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-4955).

10.9(b) Inter-Island Industrial Fuel Oil and Diesel Fuel Contract by and between HIRI (succeeded by BHP) and HECO, MECO and HELCO dated September 23, 1991 (Exhibit 10(b) to HECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, File No. 1-4955).

10.9(c) Second Amendment, dated October 7, 1993, to Inter-Island Industrial Fuel Oil and Diesel Fuel Contract, dated September 23, 1991 by and between BHP and HECO, MECO and HELCO (Exhibit 10(e) to HECO's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1993, File No. 1-4955).

10.10 Low Sulfur Fuel Oil Sale/Purchase Contract between HECO and C. Itoh & Co. (America), Inc. dated June 7, 1990 (Exhibit 10(c) to HECO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, File No. 1-4955).

10.11 Contract of private carriage by and between HITI and HELCO dated November 10, 1993 (Exhibit 10.13 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-4955).

10.12 Contract of private carriage by and between HITI and MECO dated November 12, 1993 (Exhibit 10.14 to HECO's Annual Report on Form 10-K for the fiscal year ended December 1, 1993, File No. 1-4955).

10.13      HECO Non-employee Directors' Deferred Compensation Plan (Exhibit
           10.16 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-4955).

10.14 HEI and HECO Executives' Deferred Compensation Agreement. The agreement pertains to and is substantially identical for all the HEI and HECO executive officers (Exhibit 10.15 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-
           8503).

Exhibit no.                           Description
-----------                           -----------

 10.15 Contract of Sale between HECO and Malama Waterfront Corp., dated December 20, 1989, for the sale and purchase of the Honolulu Power Plant Parcels, Iwilei Tank Farm Parcel and the buildings, structures and other improvements (Exhibit 10.18 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-8503).

 10.15(a) First Amendment to Contract of Sale by and between HECO and Malama Waterfront Corp., dated September 25, 1990, amending the Contract of Sale between HECO and Malama Waterfront Corp., dated December 20, 1989, for the sale and purchase of the Honolulu Power Plant Parcels, Iwilei Tank Farm Parcel and the buildings, structures and other improvements (Exhibit 10(d) to HEI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, File No. 1-8503).

*11 Computation of Earnings Per Share of Common Stock. See note on page 2 of HECO's 1994 Annual Report to Stockholder attached as Exhibit 13(b) hereto.

*12(b) Computation of Ratio of Earnings to Fixed Charges. Filed herein as page 75.

*13(b) Pages 2 to 31 and 33 of HECO's 1994 Annual Report to Stockholder (with the exception of the data incorporated by reference in Part I, Part II, Part III and Part IV, no other data appearing in the 1994 Annual Report to Stockholder is to be deemed filed as part of this Form 10-K Annual Report).

*21(b)     Subsidiaries of HECO. Filed herein as page 77.

*27(b) HECO and subsidiaries financial data schedule, December 31, 1994 and year ended December 31, 1994.

*99(b) Reconciliation of electric utility operating income per HEI and HECO Consolidated Statements of Income. Filed herein as page 79.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signatures of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.


HAWAIIAN ELECTRIC INDUSTRIES, INC.          HAWAIIAN ELECTRIC COMPANY, INC.
                      (Registrant)                             (Registrant)


By  /s/ Robert F. Mougeot                   By  /s/ Paul Oyer
   -------------------------------             ----------------------------
    Robert F. Mougeot                           Paul A. Oyer
    Financial Vice President and                Financial Vice President,
     Chief Financial Officer of HEI              Treasurer and Director of HECO
    (Principal Financial Officer of             (Principal Financial Officer of
     HEI)                                        HECO)
Date:  March 21, 1995                       Date:  March 21, 1995


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in their capacities at March 21, 1995. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named companies and any subsidiaries thereof.

SIGNATURE                             TITLE
---------                             -----


/s/ Robert F. Clarke                  President and Director of HEI
------------------------------------  Chairman of the Board of Directors of HECO
Robert F. Clarke                      (Chief Executive Officer of HEI)


/s/ Harwood D. Williamson             Director of HEI
------------------------------------  President and Director of HECO
Harwood D. Williamson                 (Chief Executive Officer of HECO)


/s/ Robert F. Mougeot                 Financial Vice President and
------------------------------------  Chief Financial Officer of HEI
Robert F. Mougeot                     (Principal Financial Officer of HEI)


/s/ Curtis Y. Harada                  Controller of HEI
------------------------------------  (Principal Accounting Officer of HEI)
Curtis Y. Harada


/s/ Paul Oyer                         Financial Vice President, Treasurer and
------------------------------------  Director of HECO
Paul A. Oyer                          (Principal Financial Officer of HECO)

SIGNATURE                             TITLE
---------                             -----


/s/ Ernest T. Shiraki                 Controller of HECO
------------------------------------  (Principal Accounting Officer of HECO)
Ernest T. Shiraki


/s/ Edwin L. Carter                   Director of HEI
------------------------------------
Edwin L. Carter


/s/ John D. Field                     Director of HEI
------------------------------------
John D. Field


/s/ Richard Henderson                 Director of HEI and HECO
------------------------------------
Richard Henderson


/s/ Ben F. Kaito                      Director of HEI and HECO
------------------------------------
Ben F. Kaito


/s/ Mildred D. Kosaki                 Director of HECO
------------------------------------
Mildred D. Kosaki


/s/Victor Hao Li                      Director of HEI
------------------------------------
Victor Hao Li


/s/ Bill D. Mills                     Director of HEI
------------------------------------
Bill D. Mills


/s/ A. Maurice Myers                  Director of HEI
------------------------------------
A. Maurice Myers


/s/ Ruth M. Ono                       Director of HEI
------------------------------------
Ruth M. Ono

SIGNATURE                             TITLE
---------                             -----


                                      Director of HEI and HECO
------------------------------------
Diane J. Plotts


                                      Director of HEI
------------------------------------
Oswald K. Stender


                                      Director of HEI
------------------------------------
Kelvin H. Taketa


/s/ Jeffrey N. Watanabe               Director of HEI
------------------------------------
Jeffrey N. Watanabe


                                      Director of HECO
------------------------------------
Paul C. Yuen