Form 10-K405
period 1995-12-31
HAWAIIAN ELECTRIC CO INC; HAWAIIAN ELECTRIC INDUSTRIES INC
filed 1996-03-25
CIK 46207, 354707

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995
                                       OR
           [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


COMMISSION      REGISTRANT; STATE OF INCORPORATION;          I.R.S. EMPLOYER
FILE NUMBER        ADDRESS; AND TELEPHONE NUMBER            IDENTIFICATION NO.
-----------     -----------------------------------         ------------------

 1-8503         HAWAIIAN ELECTRIC INDUSTRIES, INC.              99-0208097
                (A Hawaii Corporation)
                900 Richards Street
                Honolulu, Hawaii 96813
                Telephone (808) 543-5662

 1-4955         HAWAIIAN ELECTRIC COMPANY, INC.                 99-0040500
                (A Hawaii Corporation)
                900 Richards Street
                Honolulu, Hawaii 96813
                Telephone (808) 543-7771

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
   REGISTRANT               TITLE OF EACH CLASS           ON WHICH REGISTERED
   ----------               -------------------          ----------------------

Hawaiian Electric           Common Stock, Without       New York Stock Exchange
Industries, Inc.                 Par Value              Pacific Stock Exchange

Hawaiian Electric           First Mortgage Bonds,       New York Stock Exchange
  Company, Inc.                Series S, 7 5/8%


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

   REGISTRANT                                     TITLE OF EACH CLASS
   ----------                                     -------------------

   Hawaiian Electric Industries, Inc. ..........  None
   Hawaiian Electric Company, Inc. .............  Cumulative Preferred Stock

================================================================================

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----     -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K                                                                    [X]
===============================================================================

===============================================================================


                                      AGGREGATE MARKET
                                    VALUE OF THE VOTING     NUMBER OF SHARES
                                        STOCK HELD BY        OF COMMON STOCK
                                    NONAFFILIATES OF THE   OUTSTANDING OF THE
                                       REGISTRANTS ON        REGISTRANTS ON
                                       MARCH 15, 1996        MARCH 15, 1996
                                    --------------------   ------------------

Hawaiian Electric Industries, Inc.      $1,059,264,000        30,050,033
                                                           (Without par value)
Hawaiian Electric Company, Inc.               N/A              12,302,657
                                                            ($6 2/3 par value)

===============================================================================


                      DOCUMENTS INCORPORATED BY REFERENCE


                                                                  PART OF
                                                                 FORM 10-K
                                                               INTO WHICH THE
                                                                DOCUMENT IS
               DOCUMENT                                         INCORPORATED
----------------------------------------------------    ------------------------


Portions of Annual Reports to Stockholder(s) of the following registrants for the fiscal year ended December 31, 1995:

   Hawaiian Electric Industries, Inc. ..............    Parts I, II, III and IV

   Hawaiian Electric Company, Inc. .................    Parts I, II, III and IV

Portions of Proxy Statement of Hawaiian
 Electric Industries, Inc., dated March 8, 1996,
 for the Annual Meeting of Stockholders.............            Part III


================================================================================


THIS COMBINED FORM 10-K REPRESENTS SEPARATE FILINGS BY HAWAIIAN ELECTRIC INDUSTRIES, INC. AND HAWAIIAN ELECTRIC COMPANY, INC. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY EACH REGISTRANT ON ITS OWN BEHALF. NEITHER REGISTRANT MAKES ANY REPRESENTATIONS AS TO THE INFORMATION RELATING TO THE OTHER REGISTRANT.

================================================================================

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Glossary of Terms..........................................................  ii


                                     PART I

Item  1.   Business........................................................   1
Item  2.   Properties......................................................  39
Item  3.   Legal Proceedings...............................................  41
Item  4.   Submission of Matters to a Vote of Security Holders.............  41

                                    PART II

Item  5.   Market for Registrants' Common Equity and
              Related Stockholder Matters..................................  43
Item  6.   Selected Financial Data.........................................  43
Item  7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................  43
Item  8.   Financial Statements and Supplementary Data.....................  44
Item  9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................  44

                                    PART III

Item 10.   Directors and Executive Officers of the Registrants.............  44
Item 11.   Executive Compensation..........................................  46
Item 12.   Security Ownership of Certain Beneficial Owners and Management..  50
Item 13.   Certain Relationships and Related Transactions..................  52

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
              Form 8-K.....................................................  52
Independent Auditors' Report - HEI.........................................  54
Independent Auditors' Report - HECO........................................  55
Index to Exhibits..........................................................  60
Signatures.................................................................  75

                               GLOSSARY OF TERMS

Defined below are certain terms used in this report:

TERMS              DEFINITIONS
-----              -----------
1935 ACT           Public Utility Holding Company Act of 1935
AES                Applied Energy Services, Inc.
AES-BP             AES Barbers Point, Inc.
ARM                Adjustable rate mortgage
ASB                American Savings Bank, F.S.B., a wholly owned subsidiary of
                    HEI Diversified, Inc. and parent company of American
                    Savings Investment Services Corp., ASB Service Corporation,
                    AdCommunications, Inc. and Associated Mortgage, Inc.
BHP                BHP Petroleum Americas Refining Inc., a fuel oil supplier
BIF                Bank Insurance Fund
BPPI               Baldwin Pacific Properties, Inc., a limited partner of
                    Baldwin*Malama (a limited partnership in which Malama
                    Development Corp. is a general partner)
BTU                British thermal unit
CDUP               Conservation District Use Permit amendment
CERCLA             Comprehensive Environmental Response,
                   Compensation and Liability Act
COMPANY            Hawaiian Electric Industries, Inc. and its direct and
                    indirect subsidiaries, including, without limitation,
                    Hawaiian Electric Company, Inc., Maui Electric Company,
                    Limited, Hawaii Electric Light Company, Inc., HEI Investment
                    Corp., Malama Pacific Corp. and its subsidiaries, Hawaiian
                    Tug & Barge Corp., Young Brothers, Limited, HEI
                    Diversified, Inc., American Savings Bank, F.S.B. and its
                    subsidiaries, Lalamilo Ventures, Inc., Pacific Energy
                    Conservation Services, Inc. and HEI Power Corp.
CONSUMER           Division of Consumer Advocacy, Department of Commerce and
 ADVOCATE           Consumer Affairs of the State of Hawaii
CT                 Combustion turbine
CUSA               Chevron U.S.A., Inc., a fuel oil supplier
DOH                Department of Health of the State of Hawaii
DOT                Department of Transportation of the State of Hawaii
DSM                Demand-side management
EPA                Environmental Protection Agency - federal
EPCRA              Emergency Planning and Community Right-to-Know Act
ERL                State of Hawaii Environmental Response Law
FASB               Financial Accounting Standards Board
FDIC               Federal Deposit Insurance Corporation
FDICIA             Federal Deposit Insurance Corporation Improvement Act of 1991
FEDERAL            U.S. Government
FERC               Federal Energy Regulatory Commission
FHLB               Federal Home Loan Bank
FIRREA             Financial Institutions Reform, Recovery, and Enforcement Act
                    of 1989
HAWAII             State of Hawaii
HCPC               Hilo Coast Processing Company
HECO               Hawaiian Electric Company, Inc., a wholly owned electric
                    utility subsidiary of Hawaiian Electric Industries, Inc.
                    and parent company of Maui Electric Company, Limited and
                    Hawaii Electric Light Company, Inc.


TERMS              DEFINITIONS
-----              -----------
HEI                Hawaiian Electric Industries, Inc., parent company of
                    Hawaiian Electric Company, Inc., HEI Investment Corp.,
                    Malama Pacific Corp., Hawaiian Tug & Barge Corp., Lalamilo
                    Ventures, Inc., HEI Diversified, Inc., Pacific Energy
                    Conservation Services, Inc. and HEI Power Corp.
HEIDI              HEI Diversified, Inc., a wholly owned subsidiary of
                    Hawaiian Electric Industries, Inc. and the parent company of
                    American Savings Bank, F.S.B.
HEIIC              HEI Investment Corp., a wholly owned subsidiary of Hawaiian
                    Electric Industries, Inc.
HEIPC              HEI Power Corp., a wholly owned subsidiary of Hawaiian
                    Electric Industries, Inc.
HELCO              Hawaii Electric Light Company, Inc., a wholly owned
                    electric utility subsidiary of Hawaiian Electric Company,
                    Inc.
HERS               Hawaiian Electric Renewable Systems, Inc., formerly a
                    wholly owned subsidiary of Hawaiian Electric Industries,
                    Inc. and formerly parent company of Lalamilo Ventures, Inc.
HIG                The Hawaiian Insurance & Guaranty Company, Limited, an
                    insurance company which was placed in state rehabilitation proceedings. HEI Diversified, Inc. was the holder of record of HIG's common stock prior to August 16, 1994
HIRI               Hawaiian Independent Refinery, Inc., a fuel oil refinery
HITI               Hawaiian Interisland Towing, Inc.
HP                 Horsepower
HTB                Hawaiian Tug & Barge Corp., a wholly owned subsidiary of
                    Hawaiian Electric Industries, Inc. and parent company of
                    Young Brothers, Limited
IBEW               International Brotherhood of Electrical Workers
IBU                Inlandboatmen's Union of the Pacific, Marine Division, an
                    affiliate of the International Longshoremen's and
                    Warehousemen's Union, Hawaii Division
ILWU               International Longshoremen's and Warehousemen's Union
IPP                Independent power producer
IRP                Integrated resource plan
IRR                Interest rate risk
KALAELOA           Kalaeloa Partners, L. P.
KCP                Kawaihae Cogeneration Partners
KWH                Kilowatthour
LSFO               Low sulfur fuel oil
LVI                Lalamilo Ventures, Inc., formerly a wholly owned subsidiary of Hawaiian Electric Renewable Systems, Inc. and now a
                    wholly owned subsidiary of Hawaiian Electric Industries,
                    Inc.
MBTU               Million British thermal unit
MD&A               Management's Discussion and Analysis of Financial Condition
                    and Results of Operations
MDC                Malama Development Corp., a wholly owned subsidiary of
                    Malama Pacific Corp.
MECO               Maui Electric Company, Limited, a wholly owned electric
                    utility subsidiary of Hawaiian Electric Company, Inc.

TERMS              DEFINITIONS
-----              -----------
MMO                Malama Mohala Corp., a wholly owned subsidiary of Malama
                    Pacific Corp.
MPC                Malama Pacific Corp., a wholly owned subsidiary of Hawaiian
                    Electric Industries, Inc. and parent company of several real estate subsidiaries
MSFO               Medium sulfur fuel oil
MW                 Megawatt
NA                 Not applicable
NAE                North American Environmental, Inc.
NOI                Notice of intent
NPDES              National Pollutant Discharge Elimination System
OPA                Federal Oil Pollution Act of 1990
OTS                Office of Thrift Supervision, Department of Treasury
PCB                Polychlorinated biphenyl
PECS               Pacific Energy Conservation Services, Inc., a wholly owned subsidiary of Hawaiian Electric Industries, Inc.
PGV                Puna Geothermal Venture
PSD                Prevention of significant deterioration
PUC                Public Utilities Commission of the State of Hawaii
PURPA              Public Utility Regulatory Policies Act of 1978
QTL                Qualified Thrift Lender
RCRA               Resource Conservation and Recovery Act of 1976
REGISTRANT         Hawaiian Electric Industries, Inc. or Hawaiian Electric
                    Company, Inc.
SAIF               Savings Association Insurance Fund
SARA               Superfund Amendments and Reauthorization Act
SEC                Securities and Exchange Commission
SFAS               Statement of Financial Accounting Standards
ST                 Steam turbine
STATE              State of Hawaii
TSCA               Toxic Substance Control Act of 1976
UIC                Underground Injection Control
UST                Underground storage tank
YB                 Young Brothers, Limited, a wholly owned subsidiary of
                    Hawaiian Tug & Barge Corp.

                                     PART I
                                     ------

ITEM 1.  BUSINESS

HEI
---

HEI was incorporated in 1981 under the laws of the State of Hawaii and is a holding company with subsidiaries engaged in the electric utility, savings bank, freight transportation, real estate development and other businesses, primarily in the State of Hawaii. HEI's predecessor, HECO, was incorporated under the laws of the Kingdom of Hawaii (now the State of Hawaii) on October 13, 1891.

As a result of a 1983 corporate reorganization, HECO became an HEI subsidiary and common shareholders of HECO became common shareholders of HEI. HECO and its subsidiaries, MECO and HELCO, are regulated operating public utilities providing the only public utility electric service on the islands of Oahu, Maui, Lanai, Molokai and Hawaii. HEI also owns directly or indirectly the following subsidiaries which comprise its diversified companies: HEIDI and its subsidiary, ASB and its subsidiaries; HTB and its subsidiary; MPC and its subsidiaries; HEIIC; LVI; PECS (an inactive company) and HEIPC.

ASB, acquired in 1988, is the fourth largest financial institution in the state based on total assets and the third largest financial institution based on deposits, in each case as of September 30, 1995, and has 47 retail branches as of December 31, 1995. HTB was acquired in 1986 and provides ship assist and charter towing services and owns YB, a regulated intrastate public carrier of waterborne freight among the Hawaiian Islands. MPC was formed in 1985 and develops and invests in real estate. HEIIC was formed in 1984 and is a passive investment company which primarily holds investments in leveraged leases and currently plans no new investments. HEIPC was formed in March 1995 to pursue independent power projects and energy conservation projects in Asia and the Pacific.

Prior to August 16, 1994, HEIDI was the holder of record of the common stock of HIG, which was acquired in 1987 and provided property and casualty insurance primarily in Hawaii. In March of 1993, pursuant to the decision made in 1992, the stock of HERS, formerly an HEI wind energy subsidiary, was sold to The New World Power Corporation and LVI became a direct subsidiary of HEI. HEI is attempting to transfer LVI's windfarm to HELCO, at no cost to electric customers. For information about the discontinued operations of HIG and HERS, see Note 2 to HEI's Consolidated Financial Statements which is incorporated herein by reference to page 45 of HEI's 1995 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13.

The financial information about the Company's industry segments is incorporated herein by reference to page 26 of HEI's 1995 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13.

For additional information about the Company, reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), incorporated herein by reference to pages 27 to 36 of HEI's 1995 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13.

ELECTRIC UTILITY
----------------

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

In 1995, the electric utilities contributed approximately 76% of HEI's consolidated revenues from continuing operations and approximately 85% of HEI's consolidated operating income from continuing operations. At December 31, 1995, the assets of the electric utilities represented approximately 36% of the total assets of the Company. For additional information about the electric utilities, see MD&A and Note 4, incorporated herein by reference to pages 27 to 36 and 46 to 48 of HEI's 1995 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13, and the MD&A for the electric utilities (HECO MD&A) and HECO consolidated financial statements incorporated by reference to pages 3 to 30 of HECO's 1995 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13.

The islands of Oahu, Maui, Lanai, Molokai and Hawaii have a combined population estimated at 1,130,000, or approximately 95% of the population of the State of Hawaii, and cover a service area of 5,766 square miles. The principal communities served include Honolulu (on Oahu), Wailuku and Kahului (on Maui) and Hilo and Kona (on Hawaii). The service areas also include numerous suburban communities, resorts, U.S. Armed Forces installations and agricultural operations.

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

SALES OF ELECTRICITY

HECO, MECO and HELCO provide the only electric public utility service on the islands they serve. The following table sets forth the number of their electric customer accounts as of December 31, 1995, 1994 and 1993 and their electric sales revenues for each of the years then ended:

                                                     1995                        1994                        1993
                                        ---------------------------------------------------------------------------------------
                                           Customer   Electric sales   Customer    Electric sales    Customer    Electric sales
(dollars in thousands)                     accounts      revenues      accounts       revenues       accounts       revenues
-------------------------------------------------------------------------------------------------------------------------------
HECO .................................      269,307     $712,380       264,992        $652,442        263,478       $644,029
MECO .................................       53,339      127,284        52,483         119,805         51,064        113,018
HELCO.................................       58,515      135,110        58,017         128,259         56,556        112,968
                                        ---------------------------------------------------------------------------------------
                                            381,161     $974,774       375,492        $900,506        371,098       $870,015
                                        =======================================================================================

Revenues from the sale of electricity in 1995 were from the following types of customers in the proportions shown:

                                                                           HECO              MECO         HELCO           Total
-------------------------------------------------------------------------------------------------------------------------------
Residential....................................................              31%               36%         41%              33%
Commercial.....................................................              31                34          38               32
Large light and power..........................................              37                29          20               34
Other..........................................................               1                 1           1                1
                                                                    -----------------------------------------------------------
                                                                            100%              100%        100%             100%
                                                                    ===========================================================

Approximately 10% of consolidated operating revenues of HECO and its subsidiaries was derived from the sale of electricity to various federal government agencies in 1995, 1994 and 1993. One of HECO's larger customers, the Naval Base at Barbers Point, Oahu, is expected to be closed within the next few years. However, HECO anticipates that the base closure will ultimately result in little, if any, loss in aggregate KWH sales, if, as currently anticipated, the Navy continues to occupy portions of Barbers Point and if much of the surplus facilities and land currently not utilized by the Navy is occupied by state agencies. On March 8, 1994, President Clinton signed an Executive Order which mandates that each federal agency develop and implement a program with the intent of reducing energy consumption by 30% by the year 2005 to the extent that these measures are cost-effective. The 30% reductions will be measured relative to the agency's 1985 energy use. HECO is working with various federal government agencies such as the Department of Defense to implement demand-side management programs which will help them achieve their energy reduction objectives. In November 1995, HECO and the U.S. General Services Administration entered into a Basic Ordering Agreement (BOA) under which HECO would provide for financing and installation of energy conservation projects at federal facilities in Hawaii. The first project to be undertaken under the umbrella BOA is a $4 million air conditioning upgrade at the federal office building in downtown Honolulu. Neither HEI nor HECO management can predict with certainty the impact of President Clinton's Executive Order on the Company's or consolidated HECO's future results of operations.

SELECTED CONSOLIDATED ELECTRIC UTILITY OPERATING
 STATISTICS
                                                1995       1994       1993       1992     1991 (2)
                                          -------------------------------------------------------

KWH SALES (MILLIONS)
Residential.............................     2,471.3    2,427.5    2,340.3    2,326.8    2,270.5
Commercial..............................     2,624.7    2,451.2    2,284.6    2,273.9    2,205.1
Large light and power...................     3,655.1    3,658.6    3,646.2    3,675.8    3,622.6
Other...................................        55.4       55.8       54.1       55.4       55.4
                                           -----------------------------------------------------
                                             8,806.5    8,593.1    8,325.2    8,331.9    8,153.6
                                           =====================================================


NET ENERGY GENERATED AND PURCHASED
   (MILLIONS OF KWH)
Net generated...........................     5,850.6    5,727.6    5,789.6    6,555.4    6,991.1
Purchased...............................     3,511.6    3,437.8    3,101.0    2,325.0    1,599.7
                                           -----------------------------------------------------
                                             9,362.2    9,165.4    8,890.6    8,880.4    8,590.8
                                           =====================================================


Losses and system uses (%)..............         5.7        6.0        6.1        6.0        4.9 (3)

ENERGY SUPPLY (YEAREND)
Generating capability--MW...............       1,637      1,637      1,638      1,592      1,552
Firm purchased capability--MW...........         469        465        473        454        228
                                           -----------------------------------------------------
                                               2,106      2,102      2,111      2,046      1,780
                                           =====================================================


Gross peak demand--MW (1)...............       1,537      1,527      1,496      1,493      1,446
Btu per net KWH generated...............      10,762     10,746     10,846     10,870     10,768
Average fuel oil cost per million Btu
 (cents)................................       329.7      304.4      340.5      317.1      367.5

CUSTOMER ACCOUNTS (YEAREND)
Residential.............................     330,508    325,495    320,987    314,185    308,770
Commercial..............................      48,585     47,916     48,008     46,817     46,189
Large light and power...................         580        601        628        641        637
Other...................................       1,488      1,480      1,475      1,474      1,450
                                           -----------------------------------------------------
                                             381,161    375,492    371,098    363,117    357,046
                                           =====================================================


ELECTRIC REVENUES (THOUSANDS)
Residential.............................    $324,923   $297,984   $283,662   $250,808   $235,295
Commercial..............................     313,909    281,664    262,751    236,350    224,300
Large light and power...................     329,598    314,931    317,816    280,871    271,863
Other...................................       6,344      5,927      5,786      5,164      5,030
                                           -----------------------------------------------------
                                            $974,774   $900,506   $870,015   $773,193   $736,488
                                           =====================================================


AVERAGE REVENUE PER KWH SOLD (CENTS)
Residential.............................       13.15      12.28      12.12      10.78      10.36
Commercial..............................       11.96      11.49      11.50      10.39      10.17
Large light and power...................        9.02       8.61       8.72       7.64       7.51
Other...................................       11.46      10.62      10.69       9.32       9.08
                                           -----------------------------------------------------

Average revenue per KWH sold............       11.07      10.48      10.45       9.28       9.03

RESIDENTIAL STATISTICS
Average annual use per customer account
    (KWH)...............................       7,514      7,482      7,367      7,460      7,427
Average annual revenue per
    customer account....................    $    988   $    918   $    893   $    804   $    770

Average number of customer accounts.....     328,912    324,458    317,657    311,915    305,720
-----------------------------------------------------------------------------------------------------

(1) Sum of the peak demands on all islands served, noncoincident and nonintegrated.
(2) Includes the one-time effect of a change in the method of estimating unbilled KWH sales and revenues.
(3) Excluding the effect of a change in the method of estimating unbilled KWH sales and revenues, losses and system uses would have been 5.6%.

GENERATION STATISTICS

The following table contains certain generation statistics as of December 31, 1995, and for the year ended December 31, 1995. The capability available for operation at any given time may be less than the generating capability shown because of capability restrictions or temporary outages for inspection, maintenance, repairs or unforeseen circumstances.



                                            Generating
                                            and firm
                                            purchased
                                           capability                                                            KWH net
                                             (MW) at             Gross peak                       Annual       generated and
                                           December 31,            demand           Reserve        load          purchased
              Systems                       1995 (1)              (MW) (2)          margin       factor (2)     (millions)
-----------------------------------------------------------------------------------------------------------------------------
ISLAND OF OAHU--HECO
Conventional oil-fired steam units..          1,160.0
Combustion turbines (peaking units).            103.0
Firm contract power (3).............            406.0
                                      ---------------------------------------------------------------------------------------
                                              1,669.0             1,190.0          40.3%          73.3%          7,359.2
                                      ---------------------------------------------------------------------------------------
ISLAND OF MAUI--MECO
Conventional oil-fired steam units..             37.6
Combined-cycle unit.................             58.0
Diesel..............................            105.7
Firm contract power (4).............             16.0
                                      ---------------------------------------------------------------------------------------
                                                217.3               170.7          27.3%          69.5%          1,005.9
                                      ---------------------------------------------------------------------------------------
ISLAND OF LANAI--MECO
Diesel..............................              9.7                 4.8         102.1%          66.6%             27.5
                                      ---------------------------------------------------------------------------------------
ISLAND OF MOLOKAI--MECO
Diesel..............................              6.5
Combustion turbine..................              2.2
                                      ---------------------------------------------------------------------------------------
                                                  8.7                 7.0          24.3%          61.1%             37.1
                                      ---------------------------------------------------------------------------------------
ISLAND OF HAWAII--HELCO
Conventional oil-fired steam units..             71.2
Combustion turbines.................             45.7
Diesel..............................             37.7
Firm contract power (4).............             47.0
                                      ---------------------------------------------------------------------------------------
                                                201.6               164.4          22.6%          67.2%            932.5
                                      ---------------------------------------------------------------------------------------
Total...............................          2,106.3             1,536.9          37.0%          72.1%          9,362.2
                                      =======================================================================================


(1) HECO units at normal ratings, and MECO and HELCO units at reserve ratings.
(2) Noncoincident and nonintegrated.
(3) Independent power producers--180 MW (Kalaeloa), 180 MW (AES-BP) and 46 MW (H-Power).
(4) Nonutility generation--MECO: 16 MW (Hawaiian Commercial & Sugar Company) and
    HELCO: 25 MW (PGV) and 22 MW (HCPC).

INTEGRATED RESOURCE PLANNING AND REQUIREMENTS FOR ADDITIONAL GENERATING CAPACITY

As a result of a proceeding initiated in January 1990, the PUC issued an order in March 1992 (as revised in May 1992) requiring that the energy utilities in Hawaii develop integrated resource plans (IRPs). The goal of integrated resource planning is the identification of the demand-side and supply-side resources and the integration of these resources for meeting near- and long-term consumer energy needs in an efficient and reliable manner at the lowest reasonable cost. In the first phase of the IRP proceeding, the PUC adopted a "framework", which establishes both the process for developing IRPs and guidelines for the development of such plans. The PUC's framework directs that each plan cover a 20-year planning horizon with a five-year program implementation schedule and states that the planning cycle will be repeated every three years. Under the framework, the PUC may approve, reject or require modifications of the utilities' IRPs.

The framework also states that utilities are entitled to recover all appropriate and reasonable integrated resource planning and implementation costs, including the costs of planning and implementing demand-side management (DSM) programs. Under appropriate circumstances, the utilities may recover net lost revenues resulting from DSM programs and earn shareholder incentives.

The PUC will determine the appropriate cost recovery mechanism when a specific DSM program application is filed. The PUC has approved IRP cost recovery provisions (IRP Clauses) for HECO, MECO and HELCO. Pursuant to the IRP Clauses, the electric utilities may recover through a surcharge the costs for approved DSM programs, and other IRP costs incurred and approved by the PUC, to the extent the costs are not included in their base rates.

Each electric utility has been assigned an individual IRP docket in which the specific issues relative to each company's IRP can be addressed. The PUC provides for public participation in the planning process by requiring each utility to form an advisory group and by holding hearings to review each plan. Any IRP developed will require PUC approval prior to implementation. Management cannot predict, until the completion and approval of the IRPs, what effect, if any, integrated resource planning may eventually have on HECO, MECO and HELCO.

In July 1993, HECO filed with the PUC its 20-year (1994-2013) IRP for the island of Oahu, together with a five-year (1994-1998) implementation schedule. HELCO filed its plan in October 1993. MECO filed its plan in December 1993. These plans identified and evaluated a mix of resources to meet near- and long-term consumer energy needs in an efficient and reliable manner at the lowest reasonable cost. The IRPs include DSM programs to reduce load and fuel consumption and consider the impact on the environment, culture, community lifestyles and economy of the state. The PUC must review and approve major elements of the resource plans before the utilities may implement them. The utilities proposed modifications to their plans during the course of PUC proceedings to review the plans.

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

Prior to proceeding with the DSM programs, separate PUC approval proceedings must be completed, in which the PUC will further review the details of the proposed programs and the utilities' proposals for the recovery of DSM program expenditures, net lost revenues and shareholder incentives. HECO has filed separate applications for approval of its five proposed DSM programs, and evidentiary hearings on these applications were held in January, February and May 1995. In June and July 1995, MECO and HELCO, respectively, filed four separate DSM applications for PUC approval.

HECO's IRP. The PUC issued its final decision and order in HECO's IRP proceeding on March 31, 1995. The PUC found that HECO's proposed 20-year IRP "is in the public interest, is consistent with the goals and objectives of integrated resource planning, and represents a reasonable course for meeting the energy needs of its customers." In addition, the PUC found that HECO's IRP "identifies the resources or the mix of resources for meeting near and long term consumer energy needs in an efficient and reliable manner at the lowest reasonable cost." HECO's plan includes proposals for five energy efficiency DSM programs beginning in 1995, which are designed to reduce the rate of increase in Oahu's energy use (allowing HECO to delay construction of power plants), to reduce the state's dependence on oil and to achieve savings for its utility customers who take advantage of the programs, and two load management DSM programs beginning in the year 2000. The DSM programs include several proposed incentives to customers to install efficient lighting, refrigeration, water-heating and air-conditioning equipment and industrial motors. The supply-side programs proposed in the HECO plan include the addition of a "clean coal" technology unit in 2005, following the retirement of HECO's Honolulu power plant (which is assumed, for planning purposes, to be retired at the end of 2004), the repowering of two existing units at its Waiau power plant, and the addition of two oil-fired combustion turbines at the end of the first decade in the new century. HECO is still awaiting PUC approval for its five DSM programs. Depending on the timing of the PUC decisions, HECO expects to begin program implementation in 1996, one year later than what HECO was projecting in its five-year implementation schedule.

HECO proposes to file with the PUC by July 1996 its first annual evaluation of its approved 20-year IRP. The annual evaluation will include a revised five-year implementation schedule, and will assess the continuing validity of the forecasts and assumptions upon which its IRP and program implementation schedule were fashioned. HECO's latest sales, peak load and fuel price forecasts may have an impact on the supply-side and demand-side resources currently proposed for implementation over the 1994-2013 IRP planning horizon. Management cannot predict at this time what effect, if any, these forecasts may eventually have on HECO's approved IRP.

MECO's IRP. MECO's 20-year IRP includes proposals for four energy efficiency DSM programs beginning in 1995 similar to those developed for HECO. The supply-side programs proposed by MECO include installing approximately 199 MW of additional generation through the year 2013 on the island of Maui, approximately 11 MW through the year 2001 on the island of Lanai and approximately 13 MW through the year 2013 on the island of Molokai. Approximately 20 MW of additional generation are currently scheduled to be placed in service on Maui in 1997, 4.4 MW on Lanai in 1996 and 6.6 MW on Molokai in 1996. Hearings on MECO's 20-year IRP have been completed and MECO is awaiting the PUC's decision. MECO is also awaiting PUC approval for its four DSM programs. Depending on the timing of the PUC decisions, MECO expects to begin program implementation in 1996, one year later than what MECO was projecting in its five-year implementation schedule.

HELCO's IRP. HELCO's 20-year IRP includes proposals for four energy efficiency DSM programs beginning in 1995 similar to those developed for HECO. In addition to the full-scale DSM programs, HELCO is planning an interruptible load pilot program. The supply-side programs proposed in HELCO's five-year plan include installing a 58-MW dual-train combined-cycle unit at HELCO's Keahole plant site, undertaking transmission and distribution efficiency improvement projects and conducting alternate energy generation resource studies. HELCO's 20-year plan includes adding another diesel-fired dual-train combined-cycle unit and a combustion turbine (first phase of a dual-train combined-cycle unit) at a new West Hawaii site by the year 2009. Hearings on HELCO's 20-year IRP have been completed and HELCO is awaiting the PUC's decision. HELCO filed applications to approve its four DSM programs with the PUC on July 6, 1995. Although hearings have not yet been held on these applications, on October 26, 1995, HELCO received from the PUC interim approval to implement the DSM programs as part of HELCO's contingency plan to address HELCO's capacity situation. See "HELCO power situation" below. HELCO projects that the DSM programs will reduce HELCO's peak load by 1.5 megawatts one year after implementation of the DSM programs.

HELCO POWER SITUATION

In 1991, HELCO identified the need for additional generation beginning in 1994 to provide for forecasted load growth while maintaining a satisfactory generation reserve margin, to address uncertainties about future deliveries of power from existing firm power producers (see "Nonutility generation") and to permit the retirement of older generating units. HELCO added firm capacity to its system in August 1992 (a 20-MW HELCO-owned unit) and in June 1993 (pursuant to a power purchase agreement for 25 MW of firm capacity). Also, HELCO proceeded with plans to install two 20-MW combustion turbines, followed by an 18-MW heat steam recovery generator, at which time these units would be converted to a 56-MW (net) combined-cycle unit. In January 1994, the PUC approved expenditures for the first combustion turbine, which HELCO had planned to install in late 1994, and in September 1995, the PUC conditionally approved expenditures for the second combustion turbine and the steam recovery generator.

Despite HELCO's best efforts to install the necessary additional generation in time to meet the forecasted load, the schedule for the installation of HELCO's phased combined-cycle unit (CT-4, CT-5 and ST-7) at HELCO's Keahole power plant site was revised due to delays in obtaining approval of the Prevention of Significant Deterioration/Covered Source Permit (PSD) and the Conservation District Use Permit amendment (CDUP) for the Keahole power plant site. The proposed service date for CT-4 has most recently been revised to February 1997 followed by CT-5 in April 1997, if approvals of the CDUP and PSD are received by the end of March 1996. The conversion to a combined-cycle unit with the installation of ST-7 remains scheduled for October 1997.

In late 1995, a contested case hearing with respect to the CDUP was conducted and the hearing officer recommended denial of the CDUP application. The Hawaii Board of Land and Natural Resources

(BLNR) may decide to adopt, modify, or reject the hearing officer's recommendation. The BLNR was scheduled to make a decision on HELCO's CDUP application by February 26, 1996. On February 23, 1996, however, the BLNR informed HELCO that it was continuing deliberations on the application and extended the application expiration period from February 26, 1996 to March 27, 1996. If the BLNR denies HELCO's CDUP application, this would delay, if not prevent, installation of HELCO's project at the 15-acre Keahole site.

The Hawaii Department of Health (DOH) forwarded HELCO's air permit to the Environmental Protection Agency (EPA) for its approval. In a November 1995 letter to the DOH, the EPA declined to sign HELCO's air permit. HELCO requested that the EPA reconsider this decision and the EPA agreed to reconsider based on additional information supplied by HELCO. In a second letter dated February 6, 1996, the EPA set forth information to be considered by HELCO which it feels may address HELCO's concerns regarding the emission control technology to be used, and stated that it would continue discussions with HELCO at a later date. HELCO responded specifically to the EPA's positions by letter dated March 8, 1996, and discussions are ongoing. If the EPA does not sign the permit forwarded by the DOH, this would delay, if not prevent, HELCO's project.

Two independent power producers (IPPs) filed separate complaints against HELCO with the PUC, alleging that they are entitled to power purchase contracts to provide HELCO with additional capacity which, under HELCO's current estimates of generating capacity requirements, would be in place of the planned 56-MW addition by HELCO. In July 1995, the PUC issued a decision and order in a docket involving one of the IPPs, Kawaihae Cogeneration Partners (KCP). In the order, the PUC stated its position on various issues affecting HELCO's avoided cost calculations (several of which were contrary to HELCO's recommendations). In September 1995, HELCO provided proposals to the two IPPs, and further negotiations have been undertaken. Status reports on the negotiations with the two IPPs were filed with the PUC at the end of September and October 1995.

In September 1995, the PUC allowed HELCO to continue to pursue construction of and commit expenditures for the second combustion turbine and the steam recovery generator for its planned combined-cycle unit, stating in its order that "no part of the project may be included in HELCO's rate base unless and until the project is in fact installed, and is used and useful for utility purposes." In view of permitting delays and the need for power, the PUC also ordered HELCO to continue negotiating with the IPPs and directed that the facility to be built should be the one that can be most expeditiously put into service at "allowable cost."

On January 26, 1996, the PUC ordered that the KCP docket be reopened and that HELCO and KCP continue in good faith to negotiate a power purchase agreement, file a list of unresolved issues requiring PUC guidance and meet with the PUC on March 27, 1996. The other IPP has requested similar assistance from the PUC. HELCO has opposed reopening of that docket for this purpose.

If HELCO's negotiations with the IPPs result in a power purchase agreement and/or if HELCO's combined-cycle unit is not installed, HELCO may be required to write off a portion of the costs incurred in its efforts to put into service its combined-cycle unit ($43 million as of December 31, 1995) if such costs ultimately are not recoverable from customers or others. Such a write-off could have a material adverse effect on consolidated HECO's and the Company's financial condition and results of operations.

In June 1995, HELCO filed with the PUC its generation resource contingency plan detailing alternatives and mitigation measures to address possible further delays in obtaining the permits necessary to construct its combined-cycle unit. HELCO has arranged for additional firm capacity to be provided by its existing firm power producers (see "Nonutility generation"), obtained contracts shifting loads to off-peak hours, begun in January 1996 implementing its energy-efficiency DSM programs based on interim PUC approval (see "Integrated resource planning and requirements for additional generating capacity") and deferred generation unit retirements. These measures have helped HELCO maintain its reserve margin and reduce the risk of capacity shortages. HELCO is also proposing installation of up to 6 MW of dispersed generation diesel units that could provide power by late 1996. In January 1996, the PUC opened a generic docket relating to HELCO's contingency plan, which had been submitted to the PUC in June 1995. Pursuant to the PUC order, HELCO submitted updated information to the PUC on March 18, 1996 and addressed comments by the Consumer Advocate on the June 1995 contingency plan.

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

The "Power purchase agreements" section in Note 4 to HEI's Consolidated Financial Statements is incorporated herein by reference to page 47 of HEI's 1995 Annual Report to Stockholders, portions of which are filed herein as HEI
Exhibit 13.

HECO power purchase agreements. HECO currently has three major power purchase agreements. In March 1988, HECO entered into a power purchase agreement with AES Barbers Point, Inc. (AES-BP), a Hawaii-based cogeneration subsidiary of Applied Energy Services, Inc. (AES) of Arlington, Virginia. The agreement with AES-BP, as amended in August 1989, provides that, for a period of 30 years, HECO will purchase 180 MW of firm capacity, under the control of HECO's system dispatcher. The AES-BP 180-MW coal-fired cogeneration plant, which became operational in September 1992, utilizes a "clean coal" technology. The facility is designed to sell sufficient steam to be a "Qualifying Facility" under the Public Utility Regulatory Policies Act of 1978 (PURPA).

In October 1988, HECO entered into an agreement with Kalaeloa Partners, L.P. (Kalaeloa), a limited partnership whose sole general partner is an indirect, wholly owned subsidiary of ASEA Brown Boveri, Inc., which has guaranteed certain of Kalaeloa's obligations and, through affiliates, has contracted to design, build, operate and maintain the facility. The agreement with Kalaeloa, as amended, provides that HECO will purchase 180 MW of firm capacity for a period of 25 years. The Kalaeloa facility, which was completed in the second quarter of 1991, is a combined-cycle operation, consisting of two oil-fired combustion turbines and a steam turbine which utilizes waste heat from the combustion turbines. The facility is designed to sell sufficient steam to be a "Qualifying Facility" under PURPA.

HECO also entered into a power purchase contract and a firm capacity amendment with the City and County of Honolulu, which has built a 60-MW refuse-fired plant (H-Power). The H-Power facility began to provide firm energy in the second quarter of 1990 and currently supplies HECO with 46 MW of firm capacity.

The PUC has approved and allowed rate recovery for the costs related to HECO's three major power purchase agreements, which provide a total of 406 MW of firm capacity, representing 24% of HECO's total generating and firm purchased capability on the island of Oahu as of December 31, 1995.

HERS owned and operated a windfarm on the island of Oahu and sold the electricity it generated to HECO. In March 1993, HEI sold the stock of HERS to The New World Power Corporation with the power purchase agreements between HERS and HECO continuing in effect.

HELCO and MECO power purchase agreements. As of December 31, 1995, HELCO and MECO had power purchase agreements for 47 MW and 16 MW of firm capacity, respectively, representing 23% and 7% of their respective total generating and firm purchased capabilities.

HELCO has a power purchase agreement with PGV for 25 MW of firm capacity. PGV, an independent geothermal power producer which experienced substantial delays in commencing commercial operations, passed an acceptance test in June 1993. Although a problem with one of its wells reduced production during 1994, it is now considered to be a firm capacity source for 25 MW. HELCO filed suit against PGV in 1993 for penalties and other relief related to PGV's failure to provide power to HELCO by October 3, 1991. HELCO recognized energy and capacity purchased from PGV as expenses, but withheld certain firm capacity and energy payments to PGV. On March 7, 1995, HELCO and PGV executed a Settlement Agreement. As to the part of the settlement agreement dealing with penalties, it was agreed that HELCO would keep $3.2 million of the amount previously withheld by HELCO. In 1995, HELCO refunded to customers approximately $0.8 million of the $3.2 million withheld and is awaiting the PUC's decision on whether any additional amounts are required to be refunded. In addition, PGV agreed to provide additional energy in the amount of $2.3 million to HELCO above PGV's current firm capacity obligation. In 1995, PGV provided HELCO with $1.0 million of the $2.3 million additional energy, and HELCO reduced its energy cost adjustment charges to customers by $1.0 million. On February 12, 1996, HELCO and PGV executed an amendment to the existing power purchase agreement, under which PGV would be obligated to provide an additional 5 MW of firm capacity to

HELCO commencing in late 1996. The amendment has been submitted to the PUC for approval. Such additional capacity will assist HELCO in addressing its capacity situation.

In December 1994, at a time when the Hilo Coast Processing Company (HCPC) contract was for delivery of 18 MW, HCPC filed a Chapter 11 bankruptcy petition. In July 1995, the bankruptcy court approved an amended and restated HELCO and HCPC power purchase agreement for 22 MW of firm capacity and the dismissal of HCPC from bankruptcy, subject to a condition that was satisfied.

The stock of LVI was transferred to HEI prior to the sale of HERS to The New World Power Corporation. As of December 31, 1995, LVI's windfarm on the island of Hawaii consisted of wind turbines with a total operating capacity of 1.6 MW. LVI sells its electricity to HELCO and the Hawaii County Department of Water Supply.

Hamakua Sugar Company terminated power delivery to HELCO on October 5, 1994, upon completion of the bankruptcy court-approved final harvest plan. As a result, HELCO's system capability was reduced by 8 MW.

MECO has a power purchase agreement with Hawaiian Commercial & Sugar Company for 16 MW of firm capacity through December 31, 1999.

FUEL OIL USAGE AND SUPPLY

All rate schedules of the Company's electric utility subsidiaries contain energy cost adjustment clauses whereby the charges for electric energy (and consequently the revenues of the electric utility subsidiaries generally) automatically vary with the weighted average price paid for fuel oil and certain components of purchased energy costs, and the relative amounts of company-generated power and purchased power. Accordingly, changes in fuel oil and certain purchased energy costs are passed on to customers. See discussion below under "Rates."

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

In the second half of 1995, HECO executed new contracts for the purchase of LSFO and use of certain fuel distribution facilities with Chevron, U.S.A., Inc.
(CUSA) and BHP Petroleum Americas Refining Inc. (BHP). These fuel supply and facilities operations contracts have a term of two years commencing January 1, 1996. The PUC approved the contracts and issued final orders in December 1995 and January 1996 that permit the inclusion of costs incurred under these contracts in HECO's energy cost adjustment clause. HECO pays market-related prices for fuel supplies purchased under these agreements.

HECO, MECO, HELCO and affiliates, HTB and YB, executed new joint fuel supply contracts with CUSA and BHP to provide for the purchase of diesel and MSFO supplies and for the use of certain petroleum distribution facilities for a period of two years commencing January 1, 1996. The PUC subsequently approved these contracts and issued final orders in December 1995 and January 1996 that permitted the electric utilities to include fuel costs incurred under these contracts in their respective energy cost adjustment clauses. The electric utilities pay market-related prices for diesel and MSFO supplied under these agreements.

The diesel supplies obtained by the Lanai Division of MECO are purchased under an arrangement with a CUSA-branded jobber (wholesale merchant) on Lanai. The Molokai Division of MECO purchases diesel under the joint fuel supply contract with CUSA referred to above.

The fuel oil commitments information set forth in the "Fuel contracts and other purchase commitments" section in Note 11 to HECO's Consolidated Financial Statements is incorporated herein by reference to page 25 of HECO's 1995 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13.

The following table sets forth the average cost of fuel oil used to generate electricity in the years 1995, 1994 and 1993:

                    HECO                MECO                HELCO           Consolidated
           -------------------------------------------------------------------------------
             $/Barrel   c/MBtu   $/Barrel   c/MBtu   $/Barrel   c/MBtu   $/Barrel   c/MBtu
------------------------------------------------------------------------------------------
1995.......     19.19    306.1      24.78    414.4      21.94    355.1      20.47    329.7
1994.......     17.55    279.1      23.36    391.6      20.98    340.9      18.92    304.4
1993.......     20.27    323.7      24.85    416.3      21.02    344.4      21.09    340.5

The average per-unit cost of fuel oil consumed to generate electricity for HECO, MECO and HELCO reflects a different volume mix of fuel types and grades. In 1995, 99.8% of HECO's generation fuel consumption consisted of LSFO. The balance of HECO's fuel consumption was diesel. Diesel also made up approximately two thirds of MECO's and one third of HELCO's fuel consumption. The remainder of the fuel consumption of MECO and HELCO consisted of MSFO. In general, MSFO is the least costly fuel, diesel is the most expensive fuel and the price of LSFO falls between the two on a per barrel basis. The average prices of LSFO, MSFO and diesel in 1995 were higher than the respective average prices in 1994. However, the average prices of LSFO and diesel remained below the respective price levels prevailing in 1993.

HTB was contractually obligated to ship heavy fuel oil for HELCO and MECO through December 1993. Effective December 31, 1993, HTB exited the heavy fuel oil shipping business. See "Regulation and other matters--Environmental regulation--Water quality controls." HELCO and MECO carried out a bidding process to determine who would ship heavy fuel oil beyond 1993. Several bids were received and evaluated and two contracts were signed with Hawaiian Interisland Towing, Inc., subject to PUC approval. The PUC approved these contracts and issued a final order in June 1994 that permitted HELCO and MECO to include the costs of fuel transportation and related costs incurred under the contracts in their respective energy cost adjustment clause. Freight rates charged under the contracts are related to published indices for industrial commodities prices and labor costs. In December 1995, HELCO and MECO exercised an option to extend for two years their existing contracts with Hawaiian Interisland Towing, Inc. for the shipment of MSFO and diesel supplies from their fuel supplier's facilities on Oahu to storage locations on the islands of Hawaii and Maui, respectively. These contracts include options for two additional two-year extensions.

In 1996, the Company estimates that 76% of the net energy generated and purchased by HECO and its subsidiaries will come from oil. This percentage is down from 87% in 1992, due largely to the purchases from independent power producers whose fuel sources are primarily coal, and to a lesser extent, geothermal, solid waste and bagasse (sugarcane waste). Failure by the Company's oil suppliers to provide fuel pursuant to the supply contracts and/or substantial increases in fuel prices could adversely affect consolidated HECO's and the Company's financial condition and results of operations. HECO and its subsidiaries, however, maintain an inventory of fuel oil approximating a month's supply, which may be used in the event fuel suppliers are not able to provide fuel pursuant to the contracts for this period of time, and increases in fuel oil prices would be passed on to customers through the electric utility subsidiaries' energy cost adjustment clauses.

RATES

HECO, MECO and HELCO are subject to the regulatory jurisdiction of the PUC with respect to rates, standards of service, issuance of securities, accounting and certain other matters. See "Regulation and other matters--Electric utility regulation."

All rate schedules of HECO and its subsidiaries contain an energy cost adjustment clause to reflect changes in the weighted average price paid for fuel oil and certain components of purchased energy costs, and the relative amounts of company-generated power and purchased power. Under current law and practices, specific and separate PUC approval is not required for each rate change pursuant to automatic rate adjustment clauses previously approved by the PUC. Rate increases, other than pursuant to such automatic adjustment clauses, require the prior approval of the PUC after public and contested case hearings. PURPA requires the PUC to periodically review the energy cost adjustment clauses of electric and gas utilities in the state, and such clauses, as well as the rates charged by the utilities generally, are subject to change.

The "Regulation of electric utility rates" and "Recent rate requests" sections in MD&A are incorporated herein by reference to pages 29 and 30 of HEI's 1995 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13.

In March 1996, HELCO received an interim decision and order authorizing a 4.8%, or $6.8 million, increase in annual revenues, based on a 11.65% return on average common equity. Interim increases are subject to refund with interest, pending the final outcome of the case.

HECO and its subsidiaries participated in the PUC's generic docket to determine whether Statement of Financial Accounting Standards (SFAS) No. 106 should be adopted for rate-making purposes. The information on postretirement benefits other than pensions in MD&A and in the "Postretirement benefits other than pensions" section in Note 17 to HEI's Consolidated Financial Statements is incorporated herein by reference to pages 29, 58 and 59 of HEI's 1995 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13.

WAIAU-CAMPBELL INDUSTRIAL PARK TRANSMISSION LINES

In 1993, the PUC held hearings concerning Part 2 of the Waiau-Campbell Industrial Park (CIP) 138-kilovolt transmission lines. These lines are part of a second transmission corridor in West Oahu, running approximately 15 miles between CIP and HECO's Waiau power plant. The new lines were needed (1) to increase system reliability, (2) to provide additional transmission capacity to meet expected load growth and (3) to provide transmission capacity for existing and new power generation projects planned for West Oahu. HECO experienced community opposition over the proposed placement of portions of these lines based in part on the potential effects of the lines on aesthetics and the concern of some that the electric and magnetic fields (EMF) from the power lines may have adverse health effects. HECO witnesses addressed EMF, the route selection process (which involved extensive public input), as well as engineering and related subjects.

One proposal by those who oppose the route of the overhead lines was to place
Part 2 of the Waiau-CIP lines underground. HECO estimated that this proposal would cost approximately $100 million more than the cost of overhead lines. In April 1994, the PUC issued a decision which permitted HECO to construct the lines above ground. While the PUC recognized the concerns of aesthetics and EMF, it felt that neither concern was sufficient to justify the added cost of undergrounding the lines. In May 1994, appeals to the state Supreme Court were filed by intervenors in the PUC proceeding requesting that the Court overturn the PUC's ruling that allowed HECO to construct the lines above ground. Management cannot predict with certainty the final outcome of the appeals. No stay of the PUC order has been entered. HECO completed construction of the overhead lines which were placed in service in August 1995.

SAVINGS BANK--AMERICAN SAVINGS BANK, F.S.B.
-------------------------------------------

GENERAL

ASB was granted a charter as a federal savings bank in January 1987. Prior to that time, ASB operated as the Hawaii division of American Savings & Loan Association of Salt Lake City, Utah since 1925. As of September 30, 1995, ASB was the fourth largest financial institution in the state based on total assets of $3.3 billion and the third largest financial institution based on deposits of $2.2 billion.

HEI agreed with the Office of Thrift Supervision's (OTS) predecessor regulatory agency that ASB's regulatory capital would be maintained at a level of at least 6% of ASB's total liabilities, or at such greater amount as may be required from time to time by regulation. Under the agreement, HEI's obligation to contribute additional capital was limited to a maximum aggregate amount of approximately $65.1 million. HEI elected to contribute additional capital of $12.0 million, $1.0 million and $0.8 million to ASB during 1995, 1994 and 1993, respectively. Most of the additional capital contribution to ASB in 1995 was contributed in anticipation of legislative proposals in Congress to make a one-time assessment of thrifts to fully capitalize the Savings Association Insurance Fund (SAIF). See "Savings bank regulation, Deposit Insurance, Deposit Insurance Assessment" for a further description of the legislative proposals and their potential impact. ASB is subject to the OTS regulations for dividends and other distributions applicable to financial institutions regulated by the OTS.

ASB's earnings depend primarily on its net interest income--the difference between the interest income earned on interest-earning assets (loans receivable, mortgage-backed securities and investments) and the interest expense incurred on interest-bearing liabilities (deposit liabilities and borrowings). Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. ASB also derives funds from receipt of interest and principal on outstanding loans receivable, borrowings from the Federal Home Loan Bank (FHLB) of Seattle, securities sold under agreements to repurchase and other sources, including collateralized medium-term notes. In recent years, securities sold under agreements to repurchase and advances from the FHLB of Seattle have become more significant sources of funds.

For additional information about ASB, reference is made to "Savings Bank" under MD&A and to Note 5 to HEI's Consolidated Financial Statements, incorporated herein by reference to pages 31 to 32, 35 to 36 and 49 to 52 of HEI's 1995 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13.

The following table sets forth selected data for ASB for the periods indicated:

                                            Years ended December 31,
                                          ---------------------------
                                             1995      1994      1993
---------------------------------------------------------------------
Equity to assets ratio
      Average equity divided by average
       total assets.......................   6.23%     6.64%     7.03%
Return on assets
      Net income divided by average total
       assets (1).........................   0.71%     0.86%     1.00%
Return on equity
      Net income divided by average
       equity (1).........................   11.5%     13.0%     14.2%

(1) Net income includes amortization of goodwill and core deposit intangibles. Average balances for each period have been calculated using the average month-end balances during the period.

CONSOLIDATED AVERAGE BALANCE SHEET

The following table sets forth average balances of major balance sheet categories for the periods indicated. Average balances for each period have been calculated using the average month-end or daily average balances during the period.

                                                Years ended December 31,
                                       ---------------------------------------
(in thousands)                               1995         1994         1993
------------------------------------------------------------------------------
ASSETS
Investment securities...............      $   80,633   $   88,728   $  136,987
Mortgage-backed securities..........       1,251,192      732,623      647,973
Loans receivable, net...............       1,751,729    1,878,581    1,570,751
Other...............................         173,895      178,088      183,151
                                       ---------------------------------------
                                          $3,257,449   $2,878,020   $2,538,862
                                       =======================================


LIABILITIES AND STOCKHOLDER'S EQUITY
Deposit liabilities.................      $2,149,229   $2,134,029   $2,076,192
Other borrowings....................         835,310      477,331      230,101
Other...............................          69,903       75,573       54,212
Stockholder's equity................         203,007      191,087      178,357
                                       ---------------------------------------
                                          $3,257,449   $2,878,020   $2,538,862
                                       =======================================

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

As rates increased during 1994 and part of 1995, the gap in the near term (0-6 months) was a negative 7.6% of total assets as compared to a cumulative one-year negative gap position of 2.6% of total assets as of December 31, 1995. The negative near-term gap position reflects increases in short-term certificate of deposits and other borrowings to support investment activities. The lower cumulative one-year 1995 negative gap was primarily due to investments in adjustable rate loans and mortgage-backed securities. The following table shows ASB's interest rate sensitivity at December 31, 1995:

                                                Cumulative volumes at December 31, 1995
                                                      subject to repricing within
                                        -------------------------------------------------------
                                           6 months      6 months     1-5    Over 5
(dollars in millions)                      or less      to 1 year    years   years      Total (1)
-----------------------------------------------------------------------------------------------
Interest-earning assets
-----------------------
Real estate loans and mortgage-
   backed securities
   Balloon and adjustable rate.........     $   554      $   644    $  84     $  --      $1,282
   Fixed rate 1-4 unit residential.....         181          131      655       496       1,463
    Other..............................          46           24       71        34         175
Consumer and other loans...............         133            6       23        23         185
Commercial loans.......................           7            3       11         7          28
Other interest-earning assets..........          97           --       --        --          97
                                        -------------------------------------------------------

Total interest-earning assets..........       1,018          808      844       560       3,230
                                        -------------------------------------------------------

Interest-bearing liabilities
----------------------------
Certificate accounts...................         314          457      139        54         964
Money market accounts..................          65           --       --        --          65
"Negotiable Order of Withdrawal"
  accounts.............................         276           --       --        --         276
Passbook accounts......................         157           52      342       368         919
FHLB advances..........................         121           85      167       128         501
Other borrowings.......................         343           45       25        --         413
                                        -------------------------------------------------------


Total interest-bearing liabilities.....       1,276          639      673       550       3,138
                                        -------------------------------------------------------

Interest rate sensitivity gap (2)......     $  (258)     $   169    $ 171     $  10      $   92
                                        =======================================================


Cumulative interest rate
  sensitivity gap......................     $  (258)     $   (89)   $  82     $  92
                                        ===========================================


Cumulative interest rate sensitivity
  gap over total assets................       (7.56)%      (2.61)%    2.40%     2.70%
                                        ===========================================

(1) The table does not include $183 million of noninterest-earning assets and $57 million of noninterest-bearing liabilities.

(2) The difference between the total interest-earning assets and the total interest-bearing liabilities.

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

                                               Years ended December 31,
                                         --------------------------------------
(dollars in thousands)                     1995          1994          1993
-------------------------------------------------------------------------------
Loans
  Average balances ....................  $1,751,729    $1,878,581    $1,570,751
  Interest income .....................  $  146,046    $  154,026    $  135,778
  Weighted average yield ..............        8.34%         8.20%         8.64%

Mortgage-backed securities
  Average balances ....................  $1,251,192    $  732,623    $  647,973
  Interest income .....................  $   85,727    $   44,043    $   43,397
  Weighted average yield...............        6.85%         6.01%         6.70%

Investments (1) (2)
  Average balances ....................  $   80,633    $   88,728    $  136,987
  Interest and dividend income.........  $    4,921    $    5,304    $    9,444
  Weighted average yield...............        6.10%         5.98%         6.89%

Total interest-earning assets
  Average balances ....................  $3,083,554    $2,699,932    $2,355,711
  Interest and dividend income.........  $  236,694    $  203,373    $  188,619
  Weighted average yield...............        7.68%         7.53%         8.01%

Deposits
  Average balances ....................  $2,149,229    $2,134,029    $2,076,192
  Interest expense ....................  $   89,296    $   76,509    $   77,651
  Weighted average rate................        4.15%         3.59%         3.74%

Borrowings
  Average balances ....................  $  835,310    $  477,331    $  230,101
  Interest expense ....................  $   53,409    $   27,397    $   15,050
  Weighted average rate................        6.39%         5.74%         6.54%

Total interest-bearing liabilities
  Average balances ....................  $2,984,539    $2,611,360    $2,306,293
  Interest expense ....................  $  142,705    $  103,906    $   92,701
  Weighted average rate................        4.78%         3.98%         4.02%

Net balance, net interest income
 and interest rate spread
  Net balance .........................  $   99,015    $   88,572    $   49,418
  Net interest income..................  $   93,989    $   99,467    $   95,918
  Interest rate spread.................        2.90%         3.55%         3.99%

(1) ASB has no material amount of tax-exempt investments for periods shown. Investments include interest-bearing deposits, marketable securities and investments in regulatory agencies.

(2)  Includes interest-bearing deposits in the Federal Home Loan Bank of
     Seattle.

The following table shows the effect on net interest income of (1) changes in interest rates (change in weighted average interest rate multiplied by prior period average portfolio balance) and (2) changes in volume (change in average portfolio balance multiplied by prior period rate). Any remaining change is allocated to the above two categories on a pro rata basis.

                                              Increase (decrease) due to
                                        ----------------------------------
(in thousands)                               Rate       Volume      Total
--------------------------------------------------------------------------
Year ended December 31, 1995 vs. 1994
-------------------------------------
Income from interest-earning assets
 Loan portfolio........................... $  2,588    $(10,568)   $(7,980)
 Mortgage-backed securities...............    6,874      34,810     41,684
 Investments..............................      105        (488)      (383)
                                           -------------------------------
                                              9,567      23,754     33,321
                                           -------------------------------
Expense from interest-bearing
 liabilities
 Deposits.................................   12,228         559     12,787
 FHLB advances and other borrowings.......    3,413      22,599     26,012
                                           -------------------------------
                                             15,641      23,158     38,799
                                           -------------------------------
Net interest income....................... $ (6,074)   $    596    $(5,478)
                                           ===============================

Year ended December 31, 1994 vs. 1993
-------------------------------------
Income from interest-earning assets
 Loan portfolio........................... $ (7,209)   $ 25,457    $18,248
 Mortgage-backed securities...............   (4,715)      5,361        646
 Investments..............................   (1,129)     (3,011)    (4,140)
                                           -------------------------------
                                            (13,053)     27,807     14,754
                                           -------------------------------
Expense from interest-bearing
 liabilities
 Deposits.................................   (3,228)      2,086     (1,142)
 FHLB advances and other borrowings.......   (2,044)     14,391     12,347
                                           -------------------------------
                                             (5,272)     16,477     11,205
                                           -------------------------------
Net interest income....................... $ (7,781)   $ 11,330    $ 3,549
                                           ===============================

OTHER INCOME
In addition to net interest income, ASB has various sources of other income, including fee income from servicing loans, fees on deposit accounts, rental income from premises and other income. Other income totaled approximately $17.9 million in 1995, compared to $12.2 million in 1994 and $11.1 million in 1993. The increase in other income during 1995 was primarily due to a $3.9 million
one-time gain on sale of trading account securities.   In November 1995, the
Financial Accounting Standards Board (FASB) issued a special report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." In connection with the guidance provided in the special report, the FASB indicated that an enterprise may reassess the appropriateness of the classifications of all securities held at that time and account for any resulting reclassifications at fair value in accordance with the requirements of SFAS No. 115. Such reclassifications were required to occur no later than December 31, 1995. The guidance indicated that reclassifications from the held-to-maturity category that resulted from this one-time reassessment would not call into question the intent of an enterprise to hold other debt securities to maturity in the future. In accordance with the implementation guidance provided in the special report, ASB transferred approximately $49.5 million of mortgage-backed securities previously classified as held-to-maturity securities to trading account securities on November 28, 1995. All such securities were then sold prior to the end of 1995.

LENDING ACTIVITIES

General. ASB's net loan and mortgage-backed securities portfolio totaled approximately $3.1 billion at December 31, 1995, representing 91.8% of its total assets, compared to $2.9 billion, or 92.8%, and $2.4 billion, or 90.3%, at December 31, 1994 and 1993, respectively. ASB's loan portfolio consists primarily of conventional residential mortgage loans which are not insured by the Federal Housing Administration nor guaranteed by the Veterans
Administration.

The following tables set forth the composition of ASB's loan and mortgage-backed securities portfolio:

                                                                                     December 31,
                                           -----------------------------------------------------------------------------------
                                                     1995                         1994                          1993
                                           -----------------------------------------------------------------------------------
(dollars in thousands)                       Balance        % of total      Balance     % of total      Balance     % of total
------------------------------------------------------------------------------------------------------------------------------
Real estate loans (1)
Conventional.............................  $1,474,232         47.06%      $1,636,282       56.59%     $1,584,218       66.98%
Construction and development.............      21,285          0.68           32,074        1.11          26,526        1.12
Troubled debt restructurings.............      15,982          0.51           16,151        0.56           3,397        0.14
                                           -----------------------------------------------------------------------------------
                                            1,511,499         48.25        1,684,507       58.26       1,614,141       68.24
Less
  Unearned fees and discounts............     (15,244)        (0.49)         (21,159)      (0.73)        (26,728)      (1.13)
  Undisbursed loan funds.................     (10,422)        (0.33)         (13,844)      (0.48)        (13,142)      (0.55)
  Allowance for losses...................     (10,837)        (0.34)          (7,259)      (0.25)         (3,962)      (0.17)
                                           -----------------------------------------------------------------------------------
Total real estate loans, net.............   1,474,996         47.09        1,642,245       56.80       1,570,309       66.39
                                           -----------------------------------------------------------------------------------
Other loans
Loans on deposits........................      15,688          0.50           15,378        0.53          15,015        0.63
Consumer and other loans.................     170,743          5.45          144,505        5.00         129,961        5.49
Commercial loans.........................      34,666          1.11           27,981        0.97          24,494        1.04
                                           -----------------------------------------------------------------------------------
                                              221,097          7.06          187,864        6.50         169,470        7.16
Less
  Unearned fees and discounts............         (38)        (0.00)             (52)      (0.00)           (156)      (0.01)
  Undisbursed loan funds.................      (6,175)        (0.20)          (4,468)      (0.16)         (3,173)      (0.13)
  Allowance for losses...................      (2,079)        (0.07)          (1,534)      (0.05)         (1,352)      (0.06)
                                           -----------------------------------------------------------------------------------
Total other loans, net...................     212,805          6.79          181,810        6.29         164,789        6.96
                                           -----------------------------------------------------------------------------------
Mortgage-backed securities, net of
 discounts...............................   1,444,832         46.12        1,067,287       36.91         630,156       26.65
                                           -----------------------------------------------------------------------------------
 Total loans and mortgage-backed
  securities, net........................  $3,132,633        100.00%      $2,891,342      100.00%     $2,365,254      100.00%
                                           ===================================================================================

(1) Includes renegotiated loans.

                                                                                        December 31,
                                                              --------------------------------------------------------------
                                                                           1992                              1991
                                                              --------------------------------------------------------------
(dollars in thousands)                                             Balance      % of total         Balance        % of total
----------------------------------------------------------------------------------------------------------------------------
Real estate loans (1)
Conventional...............................................       $1,294,769       59.59%          $  976,004        50.02%
Construction and development...............................           33,123        1.53               24,978         1.28
Troubled debt restructurings...............................            8,945        0.41                  180         0.01
                                                              --------------------------------------------------------------
                                                                   1,336,837       61.53            1,001,162        51.31
Less
  Unearned fees and discounts..............................          (20,422)      (0.94)             (16,106)       (0.82)
  Undisbursed loan funds...................................          (16,203)      (0.74)             (11,854)       (0.61)
  Allowance for losses.....................................           (3,626)      (0.17)              (2,678)       (0.14)
                                                              --------------------------------------------------------------
Total real estate loans, net...............................        1,296,586       59.68              970,524        49.74
                                                              --------------------------------------------------------------
Other loans
Loans on deposits..........................................           15,013        0.69               15,528         0.80
Consumer and other loans...................................          134,943        6.21              144,356         7.40
Commercial loans...........................................           21,830        1.01               22,998         1.18
                                                              --------------------------------------------------------------
                                                                     171,786        7.91              182,882         9.38
Less
  Unearned fees and discounts..............................             (148)      (0.01)                (204)       (0.01)
  Undisbursed loan funds...................................           (3,805)      (0.18)              (3,436)       (0.18)
  Allowance for losses.....................................           (1,531)      (0.07)              (1,140)       (0.06)
                                                              --------------------------------------------------------------
Total other loans, net.....................................          166,302        7.65              178,102         9.13
                                                              --------------------------------------------------------------
Mortgage-backed securities, net of discounts...............          709,891       32.67              802,430        41.13
                                                              --------------------------------------------------------------
  Total loans and mortgage-backed
   securities, net.........................................       $2,172,779      100.00%          $1,951,056       100.00%
                                                              ==============================================================

(1) Includes renegotiated loans.

Origination, purchase and sale of loans. Generally, loans originated and purchased by ASB are secured by real estate located in Hawaii. As of December 31, 1995, approximately $55.5 million of loans purchased from other lenders were secured by properties located in the continental United States. For additional information, including information concerning the geographic distribution of ASB's mortgage-backed securities portfolio and the geographic concentration of credit risk, reference is made to Note 19 to HEI's Consolidated Financial Statements, incorporated herein by reference to page 59 of HEI's 1995 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13.

The amount of loans originated during 1995, 1994, 1993, 1992 and 1991 were $382 million, $523 million, $564 million, $601 million and $387 million, respectively. The decrease in loans originated in 1995 from 1994 was due in part to lower refinancings and the weak economy.

Residential mortgage lending. During the last half of 1995, interest rates along with the demand for adjustable rate mortgage (ARM) loans over fixed rate loans decreased compared with 1994. ARM loans carry adjustable interest rates which are typically set according to a short-term index. Payment amounts may be adjusted periodically based on changes in interest rates. ARM loans represented approximately 27.7% of the total originations of first mortgage loans in 1995, compared to 46.3% and 24.7% in 1994 and 1993, respectively. ASB intends to continue to emphasize the origination and purchase of ARM loans to further improve its asset/liability structure.

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

Construction and development lending. ASB provides both fixed and adjustable rate loans for the construction of one-to-four residential unit and commercial properties. Construction and development financing generally involves a higher degree of credit risk than long-term financing on improved, occupied real estate. Accordingly, all construction and development loans are priced higher than loans secured by completed structures. ASB's underwriting, monitoring and disbursement practices with respect to construction and development financing are designed to ensure sufficient funds are available to complete construction projects. As of December 31, 1995, 1994 and 1993, construction and development loans represented 1.2%, 1.7% and 1.5%, respectively, of ASB's gross loan portfolio. See "Loan portfolio risk elements."

Multi-family residential and commercial real estate lending. Permanent loans secured by multi-family properties (generally apartment buildings), as well as commercial and industrial properties (including office buildings, shopping centers and warehouses), are originated by ASB for its own portfolio as well as for participation with other lenders. In 1995, 1994 and 1993, loans on these types of properties accounted for approximately 5.9%, 6.6% and 6.0%, respectively, of ASB's total mortgage loan originations. The objective of commercial real estate lending is to diversify ASB's loan portfolio to include sound, income-producing properties.

Consumer lending. ASB offers a variety of secured and unsecured consumer loans. Loans secured by deposits are limited to 90% of the available account balance. ASB also offers VISA cards, automobile loans, general purpose consumer loans, second mortgage loans, home equity lines of credit, checking account overdraft protection and unsecured lines of credit. In 1995, 1994 and 1993, loans of these types accounted for approximately 11.5%, 6.2% and 4.3%, respectively, of ASB's total loan originations.

Corporate banking/commercial lending. ASB is authorized to make both secured and unsecured corporate banking loans to business entities. This lending activity is designed to diversify ASB's asset structure, shorten maturities, provide rate sensitivity to the loan portfolio and attract business checking deposits. As of December 31, 1995, 1994 and 1993, corporate banking loans represented 1.7%, 1.3% and 1.2%, respectively, of ASB's total net loan portfolio.

Loan origination fee and servicing income. In addition to interest earned on loans, ASB receives income from servicing of loans, for late payments and from other related services. Servicing fees are received on loans originated and subsequently sold by ASB through a securitization process and also on loans for which ASB acts as collection agent on behalf of third-party purchasers.

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

Loan portfolio risk elements. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. If delinquencies are not cured promptly, ASB normally commences a collection action, including foreclosure proceedings in the case of secured loans. In a foreclosure action, the property securing the delinquent debt is sold at a public auction in which ASB may participate as a bidder to protect its interest. If ASB is the successful bidder, the property is classified in a real estate owned account until it is sold. At December 31, 1995, there were nine residential properties acquired in settlement of loans totaling $2.7 million or 0.08% of total assets. At December 31, 1994, there were three residential properties acquired in settlement of loans totaling $0.8 million or 0.03% of total assets. At December 31, 1993, there was one residential property acquired in settlement of a loan totaling $0.2 million, or 0.01% of total assets.

In addition to delinquent loans, other significant lending risk elements include: (1) accruing loans which are over 90 days past due as to principal or interest, (2) loans accounted for on a nonaccrual basis (nonaccrual loans), and
(3) loans on which various concessions are made with respect to interest rate, maturity, or other terms due to the inability of the borrower to service the obligation under the original terms of the agreement (renegotiated loans). ASB has no loans which are over 90 days past due on which interest is being accrued for the years presented in the table below. The level of nonaccrual and renegotiated loans represented 1.7%, 1.4%, 0.5%, 1.0% and 0.1%, of ASB's total net loans outstanding at December 31, 1995, 1994, 1993, 1992 and 1991, respectively. The following table sets forth certain information with respect to nonaccrual and renegotiated loans for the dates indicated:

                                                           December 31,
                                        -----------------------------------------------
(in thousands)                              1995      1994      1993     1992     1991
---------------------------------------------------------------------------------------
Nonaccrual loans--
Real estate
  1-4 unit residential.................    $11,533   $ 8,773   $5,006   $12,526   $ 556
  Income property......................     13,820    14,224      220       395      --
                                        -----------------------------------------------
Total real estate......................     25,353    22,997    5,226    12,921     556
Commercial.............................         11        25       38     1,059      --
Consumer...............................      1,702       793      460       181     439
                                        -----------------------------------------------
Total nonaccrual loans.................    $27,066   $23,815   $5,724   $14,161   $ 995
                                        ===============================================

Renegotiated loans not included
 above--
Real estate
  1-4 unit residential.................    $ 1,053   $ 1,004   $  381   $    --   $  --
  Income property......................         --        --    1,486        --     180
  Commercial...........................         --        --      324        --      --
                                        -----------------------------------------------
Total renegotiated loans...............    $ 1,053   $ 1,004   $2,191   $    --   $ 180
                                        ===============================================

ASB's policy generally is to place mortgage loans on a nonaccrual status (interest accrual is suspended) when the loan becomes more than 90 days past due or on an earlier basis when there is a reasonable doubt as to its collectability. Loans on nonaccrual status amounted to $27.1 million (1.6% of total loans) at December 31, 1995, $23.8 million (1.3% of total loans) at December 31, 1994, $5.7 million (0.3% of total loans) at December 31, 1993, $14.2 million (0.9% of total loans) at December 31, 1992 and $1.0 million (0.1% of total loans) at December 31, 1991.

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

In 1994, the $18 million increase in nonaccrual real estate loans was a result of Hawaii's weak economy. A rising trend of delinquencies resulted in a $3.8 million increase in nonaccrual residential loans. The $14 million increase in nonaccrual income property loans was primarily due to three commercial real estate loans with principal balances totaling $11.8 million that were restructured/renegotiated to defer monthly principal and interest payments for three to six months. Based on evaluations of collection prospects, a specific loss reserve of $1.6 million was established in 1994 for one of the loans secured by a commercial retail/office building located on the island of Oahu. In 1995, the $3.3 million increase in nonaccrual loans was a result of Hawaii's continued weak economy.

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

The following table presents the changes in the allowance for loan losses for the periods indicated.

                                                                                  Years ended December 31,
                                                                   --------------------------------------------------
(dollars in thousands)                                                  1995      1994      1993      1992      1991
---------------------------------------------------------------------------------------------------------------------
Allowance for loan losses, beginning of year..................        $ 8,793    $5,314    $5,157    $3,818    $3,387
                                                                   --------------------------------------------------
ADDITIONS TO PROVISIONS FOR LOSSES
Real estate loans.............................................          4,107     3,406       336       945       296
Other loans...................................................            780       577       443       549       345
                                                                   --------------------------------------------------
Total additions...............................................          4,887     3,983       779     1,494       641
                                                                   --------------------------------------------------
NET (RECOVERY) CHARGE-OFFS
Real estate loans.............................................             69       109        --        (3)      (12)
Other loans...................................................            695       395       622       158       222
                                                                   --------------------------------------------------
Total net charge-offs.........................................            764       504       622       155       210
                                                                   --------------------------------------------------
Allowance for loan losses, end of year........................        $12,916    $8,793    $5,314    $5,157    $3,818
                                                                   ==================================================
Ratio of net charge-offs during the period to
 average loans outstanding....................................           0.04%     0.03%     0.04%     0.01%     0.02%
                                                                   ==================================================

ASB's ratio of provisions for loan losses during the period to average loans outstanding was 0.28%, 0.21%, 0.05%, 0.11% and 0.06% for the years ended December 31, 1995, 1994, 1993, 1992 and 1991, respectively. The increase in provisions for loan losses during 1992 was primarily due to the 27% increase in average loans outstanding and a $0.6 million additional provision for Kauai loans anticipated to be affected by Hurricane Iniki. In 1994 and 1995, to establish additional specific loss reserves and in response to a rising trend of delinquencies caused by Hawaii's weak economy, ASB increased its loss reserve by $3.5 million and $4.1 million, respectively.

INVESTMENT ACTIVITIES

In recent years, ASB's investment portfolio has consisted primarily of stock of the FHLB of Seattle, federal agency obligations and mortgage-backed securities. In response to the then increasing interest rate environment, management decided to liquidate ASB's portfolio of securities held for trading and the liquidation was completed in October 1994. Also, see the prior discussion under "Other income" of the one-time gain on sale of trading account securities in 1995.

The following table sets forth the composition of ASB's investment portfolio, excluding mortgage-backed securities to be held-to-maturity, at the dates indicated:

                                                        December 31,
                                            --------------------------------
(dollars in thousands)                           1995       1994       1993
----------------------------------------------------------------------------
Investment in FHLB stock.................      $34,720    $32,523    $23,203
Marketable securities....................           --         --     45,396
                                            --------------------------------
Total investments........................      $34,720    $32,523    $68,599
                                            ================================
Weighted average rate on investments (1).         6.03%      6.86%      9.75%
                                            ================================

(1)  On investments during the year ended December 31.

DEPOSITS AND OTHER SOURCES OF FUNDS

General. Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. ASB also derives funds from receipt of interest and principal on outstanding loans receivable and mortgage-backed securities, borrowings from the FHLB of Seattle, securities sold under agreements to repurchase and other sources. ASB borrows on a short-term basis to compensate for seasonal or other reductions in deposit flows. ASB also may borrow on a longer-term basis to support expanded lending or investment activities. In the last few years, securities sold under agreements to repurchase and advances from the FHLB have become a more significant source of funds as the demand for deposits has decreased. Using higher cost sources of funds puts downward pressure on ASB's net interest income.

Deposits. ASB's deposits are obtained primarily from residents of Hawaii. In 1995, ASB had average deposits aggregating $2.1 billion, with a net savings inflow of $15.0 million, excluding interest credited to deposit accounts. Net savings outflows for 1994 and 1993 were approximately $32 million and $9 million, respectively, excluding interest credited to deposit accounts. The net savings outflow for 1994 was due primarily to the effects of rising interest rates and increased competition. The net savings outflow for 1993 was due primarily to the withdrawal of a trust company deposit account of $92 million. The trust company had been acquired by another financial institution. The weighted average rate paid on deposits during 1995 was 4.15%, compared to 3.59% and 3.74% in 1994 and 1993, respectively. In the three years ended December 31, 1995, ASB had no deposits placed by or through a broker.

The following table shows the distribution of ASB's average deposits and average daily rates by type of deposit for the years indicated. Average balances for a period have been calculated using the average of month-end balances during the period.

                                                                             Years ended December 31,
                             -----------------------------------------------------------------------------------------------------
                                                1995                               1994                            1993
                             -----------------------------------------------------------------------------------------------------
                                            % of                                % of                             % of
                                Average     total      Average     Average      total     Average    Average     total     Average
(dollars in thousands)          balance    deposits    rate %      balance    deposits    rate %     balance    deposits    rate %
----------------------------------------------------------------------------------------------------------------------------------
Passbook accounts...........  $  978,858      45.5%       3.48%   $1,215,919     57.0%      3.51%   $1,126,880     54.3%     3.73%
Negotiable Order of
  Withdrawal (NOW)
  accounts..................     264,996      12.4        2.09       266,335     12.5       2.25       268,227     12.9      2.49
Money market accounts.......      66,634       3.1        3.43        88,320      4.1       3.02       119,238      5.7      3.15
Certificate accounts........     838,741      39.0        5.66       563,455     26.4       4.48       561,847     27.1      4.48
                             ----------------------------------------------------------------------------------------------------
Total deposits..............  $2,149,229     100.0%       4.15%   $2,134,029    100.0%      3.59%   $2,076,192    100.0%     3.74%
                             ====================================================================================================

At December 31, 1995, ASB had $267.9 million in certificate accounts of $100,000 or more, maturing as follows:


(in thousands)                                              Amount
--------------------------------------------------------------------
Three months or less................................       $  92,355
Greater than three months through six months........          47,257
Greater than six months through twelve months.......         102,447
Greater than twelve months..........................          25,876
                                                    ----------------
                                                           $ 267,935
                                                    ================

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

At December 31, 1995, 1994 and 1993, advances from the FHLB amounted to $501 million, $616 million and $290 million, respectively. The weighted average rates on the advances from the FHLB outstanding at December 31, 1995, 1994 and 1993 were 6.52%, 6.17% and 6.24%, respectively. The maximum amount outstanding at any month-end during 1995, 1994 and 1993 was $618 million, $616 million and $290 million, respectively. Advances from the FHLB averaged $559 million, $453 million and $210 million during 1995, 1994 and 1993, respectively, and the approximate weighted average rate thereon was 6.55%, 5.77% and 6.84%, respectively. During 1994, increased advances from the FHLB were needed to support investment activities as the effects of rising interest rates and increased competition slowed deposit growth. During 1995, advances decreased as securities sold under agreements to repurchase provided a lower cost funding source.

At December 31, 1995 and 1994, securities sold under agreements to repurchase consisted of mortgage-backed securities sold to brokers/dealers under fixed-coupon agreements. The agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets. The dollar amount of securities underlying the agreements remains in the asset accounts. At December 31, 1995 and 1994, $412.5 million (including accrued interest of $2.5 million) and $123.3 million (including accrued interest of $1.0 million) of the agreements were to repurchase identical securities, respectively. There were no outstanding securities sold under agreements to repurchase as of December 31, 1993. The weighted average rates on securities sold under agreements to repurchase outstanding at December 31, 1995 and 1994 were 5.84% and 6.22%, respectively. The maximum amount outstanding at any month-end during 1995, 1994 and 1993 was $413 million, $123 million and $27 million, respectively. Securities sold under agreements to repurchase averaged $277 million, $21 million and $20 million during 1995, 1994 and 1993, respectively, and the approximate weighted average interest rate thereon was 6.08%, 5.14% and 3.39%, respectively. During 1995, increased securities sold under agreements to repurchase were needed to support investment activities as the effects of rising interest rates and increased competition slowed deposit growth.

Subject to obtaining certain approvals from the FHLB of Seattle, ASB may offer collateralized medium-term notes due from nine months to 30 years from the date of issue and bearing interest at a fixed or floating rate established at the time of issue. At December 31, 1995, 1994 and 1993, ASB had no outstanding collateralized medium-term notes.

The following table sets forth information concerning ASB's advances from FHLB and other borrowings at the dates indicated:

                                                                December 31,
                                             -------------------------------------------
(dollars in thousands)                                  1995        1994         1993
----------------------------------------------------------------------------------------
Advances from FHLB........................            $501,274     $616,374     $289,674
Securities sold under agreements to
  repurchase..............................             412,521      123,301           --
                                             -------------------------------------------
Total borrowings..........................            $913,795     $739,675     $289,674
                                             ===========================================
Weighted average rate (1).................                6.21%        6.18%        6.24%

(1) On borrowings at December 31.

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

OTHER
-----

FREIGHT TRANSPORTATION -- HAWAIIAN TUG & BARGE CORP. AND YOUNG BROTHERS, LIMITED
--------------------------------------------------------------------------------

GENERAL

HTB and its wholly owned subsidiary, YB, were acquired in 1986. HTB provides marine transportation services in Hawaii and the Pacific area, including charter tug and barge and harbor tug operations. YB, which is a regulated interisland cargo carrier, transports general freight and containerized cargo by barge on a regular schedule between all major ports in Hawaii. YB moved 3.2 million revenue tons of cargo between the islands in 1995, compared to 3.0 million revenue tons in 1994.

A substantial portion of the state's commodities are imported, and almost all of Hawaii's overseas inbound and outbound cargo moves through Honolulu. Cargo destined for the neighbor islands is trans-shipped through the Honolulu gateway.

YB has a nonexclusive Certificate of Public Convenience and Necessity from the PUC to operate as an intrastate common carrier by water. The Certificate will remain in effect for an indefinite period unless suspended or terminated by the PUC. YB encounters competition from, among others, interstate carriers and unregulated contract carriers.

YB RATES

YB generally must accept for transport all cargo offered. YB rates and charges must be approved by the PUC and the PUC has broad discretion in its regulation of the rates charged by YB.

YB filed an application on May 16, 1994 requesting PUC approval to increase its general freight rates by 5.9% and its Minimum Bill of Lading charge from $18.00 to $20.93 to be effective July 1, 1994. On June 17, 1994, the PUC suspended YB's application for a period of six months to and including December 31, 1994. On September 26, 1994, YB filed with the PUC a Stipulation indicating YB and the Consumer Advocate had agreed to stipulate to a 6% general rate increase to be effective upon PUC approval. On December 12, 1994, the PUC granted YB approval to increase its rates 6% across-the-board (including the Minimum Bill of Lading), which became effective on December 15, 1994.

On November 29, 1994, the PUC allowed the utility companies to record postretirement benefits other than pension costs on the accrual basis and to increase rates to recover such costs on January 1, 1995. After submission of certain information required by the PUC, the PUC issued a letter to YB authorizing a 2.66% increase in rates across-the-board effective January 1, 1995.

On February 3, 1995, YB filed an application with the PUC to revise its tariff and rate schedules to: 1) streamline the existing tariff in order to minimize rate subsidization and encourage efficient cargo flow; 2) simplify the existing rules and regulations which were cumbersome to administer; and 3) rebalance the rates to reflect the differences in costs to handle and transport the various cargo offerings and to price competitively within YB's market while remaining revenue neutral. On March 24, 1995, the PUC suspended YB's application for a period of six months to and including September 30, 1995 and placed YB's proposed tariff changes under investigation. An evidentiary hearing was held on August 2, 1995. On September 29, 1995, the PUC authorized YB to implement Hawaii and Kauai county rates and to separate and revise the Maui county rates for the ports of Maui, Lanai, and Molokai. The new tariff became effective on October 10, 1995.

REAL ESTATE--MALAMA PACIFIC CORP.
---------------------------------

GENERAL

MPC was incorporated in 1985 and engages in real estate development activities, both directly and through joint ventures.

MPC's real estate development investments and residential projects are targeted for Hawaii's owner-occupant market. MPC is currently involved in the development of five residential projects (Kipona Hills, Kua' Aina Ridge, Westpark and Westhills at Makakilo Heights, Piilani Village Phase 1 and Sunrise Estates) on approximately 316 acres of land on the islands of Oahu, Maui and Hawaii encompassing approximately 580 homes or lots, of which approximately 400 have been completed and sold. MPC and its joint ventures own approximately 424 acres of land for future residential development.

Residential development generally requires a long lead time to obtain necessary zoning changes, building permits and other required approvals. MPC's projects are subject to the usual risks of real estate development, including fluctuations in interest rates, the receipt of timely and appropriate state and local zoning and other necessary approvals, possible cost overruns and construction delays, adverse changes in general commerce and local market conditions, compliance with applicable environmental and other regulations, and potential competition from other new projects and resales of existing residences.

In 1995, MPC and its subsidiaries continued to experience slow sales in their real estate projects. Although interest rates declined, sales were dampened by declining consumer confidence caused in large part by perceived lack of job security.

JOINT VENTURE DEVELOPMENTS

Makakilo Cliffs. In 1990, Malama Development Corp. (MDC) and JGL Enterprises Inc. formed Makakilo Cliffs Joint Venture for the development of a 280-unit multi-family residential project on approximately 26 acres in Makakilo, Hawaii (island of Oahu). MDC's partnership interest was assigned to Malama Makakilo Corp., another wholly owned subsidiary of MPC, in August 1990. Sales of the first 81 units closed in 1991 and all remaining units closed in 1992. The joint venture was dissolved in December 1993.

Sunrise Estates. In 1990, MDC and HSC, Inc. formed Sunrise Estates Joint Venture to develop and sell 165 one-acre house lots in Hilo, Hawaii (island of Hawaii). In 1993 and 1992, sales of three lots and 153 lots closed, respectively. There were no sales in 1994 and 1995. Subdivision approval for the remaining nine lots was received in 1995.

In 1991, HSC, Inc. and Malama Elua Corp., a wholly owned subsidiary of MPC, formed Sunrise Estates II Joint Venture to develop and sell approximately 140 one-acre house lots in Hilo, Hawaii, adjacent to the Sunrise Estates Joint Venture project. Rezoning was completed in 1993 and subdivision approval is expected to be obtained in 1996.

Ainalani Associates.  Malama Mohala Corp. (MMO) and MDT-BF Limited Partnership
(MDT) were partners in a joint venture known as Ainalani Associates. In 1992, MMO acquired MDT's 50% interest in Ainalani Associates, and the partnership was dissolved. MMO is completing the development and sale of three projects on the islands of Maui and Hawaii, described below under "MMO projects" and is a 50% partner in Palailai Associates, a partnership with Palailai Holdings, Inc.

Baldwin*Malama. In 1990, MDC acquired a 50% general partnership interest in Baldwin*Malama, a partnership with Baldwin Pacific Properties, Inc. (BPPI), established to acquire approximately 172 acres of land for potential development of about 780 single and multi-family residential units in Kihei on the island of Maui. In 1994, the project received approval to increase density to approximately 1,000 units. The project has completed site work for the first phase of single family units. At December 31, 1995, 51 homes were completed and sold and two completed units were available for sale.

In May 1993, Baldwin*Malama was reorganized as a limited partnership in which MDC is the sole general partner and BPPI is the sole limited partner. In conjunction with the dissolution of the Baldwin*Malama general partnership and formation of the limited partnership, MPC agreed to loan $1.6 million to BPPI and up to $15 million to the limited partnership. Through 1995, MPC agreed to increase the maximum loan amount to Baldwin*Malama up to $22.5 million. As of December 31, 1995, the outstanding balances on MPC's loans to BPPI and Baldwin*Malama were $1.0 million and $20.6 million, respectively. Beginning in May 1993, MDC consolidated the accounts of Baldwin*Malama. Previously, MDC accounted for its investment in Baldwin*Malama under the equity method.

Palailai Associates. MMO assumed Ainalani Associates' 50% interest in Palailai Associates in 1992 upon acquiring MDT's 50% interest in Ainalani Associates. In 1993, Palailai Associates completed the development and sale of the first increment of 107 homes and lots and completed the bulk sale of its 38.8 acres of multi-family zoned land in Makakilo, Oahu. The second increment of 69 single family homes is completed, with 66 homes sold as of December 31, 1995. The third increment of 100 single family homes is in progress with 44 homes completed and sold as of December 31, 1995. Palailai Associates owns approximately 42 acres of adjacent land zoned for residential development.

MMO PROJECTS

In 1992, MMO acquired the Kipona Hills, Kua' Aina Ridge and Kehaulani Place projects of Ainalani Associates as a result of MMO's acquisition of MDT's 50% interest in Ainalani Associates and Ainalani Associates' subsequent dissolution.

Kipona Hills is a 66-unit subdivision located in Waikoloa on the island of Hawaii. Through December 31, 1995, 65 homes or lots were completed and sold, and one lot was available for sale.

Kua' Aina Ridge is a 92-lot subdivision in Pukalani, Maui. Subdivision improvements have been completed and sales closings commenced in 1993. As of December 31, 1995, 62 lots were available for sale, three homes were under construction and one completed unit was available for sale.

Kehaulani Place, consisting of approximately 50 acres of land in Pukalani, Maui, is currently zoned for agriculture. Rezoning and land-use reclassification will be required before development can commence. Land planning and presentations to local community groups commenced in 1993 and are ongoing.

PROJECT FINANCING

At December 31, 1995, MPC or its subsidiaries were directly liable for $12.6 million of outstanding loans and had additional loan facilities of $1.1 million. In addition, at December 31, 1995, MPC or its subsidiaries had issued (i) guaranties under which they were jointly and severally contingently liable with their joint venture partners for $2.0 million of outstanding loans and $0.3 million of additional undrawn loan facilities and (ii) payment guaranties under which MPC or its subsidiaries were severally contingently liable for $5.6 million of outstanding loans and $4.6 million of additional undrawn loan facilities. In total, at December 31, 1995, MPC or its subsidiaries were liable or contingently liable for $20.2 million of outstanding loans and $6.0 million in undrawn loan facilities. All such loans are collateralized by real property. At December 31, 1995, HEI had agreed with the lenders of construction loans and loan facilities, of which approximately $10.3 million was outstanding and $5.7 million was undrawn, that it will maintain ownership of 100% of the stock of MPC and that it intends, subject to good and prudent business practices, to keep MPC financially sound and responsible to meet its obligations. MPC or its subsidiaries may enter into additional commitments in connection with the financing of future phases of development of MPC's projects and HEI may enter into similar agreements regarding the ownership and financial condition of MPC.

HEI INVESTMENT CORP.
--------------------

HEIIC was incorporated in May 1984 primarily to make passive, tax-advantaged investments in corporate securities and other long-term investments. HEIIC is not an "investment company" under the Investment Company Act of 1940 and has no direct employees.

HEIIC's long-term investments consist primarily of investments in leveraged leases. HEIIC has a 15% ownership interest in an 818-MW coal-fired generating unit in Georgia, which is subject to a leveraged lease agreement entered into in 1985 and expiring in 2013. The lessee has options to renew the lease at fixed rentals for at least 8.5 additional years, and thereafter at fair market rentals. In the fall of 1987, HEIIC purchased commercial buildings on leasehold properties located in the continental United States, along with the related lease rights and obligations. These leveraged, purchase-leaseback investments included two major buildings housing operations of Hershey Foods in Pennsylvania and six supermarkets leased to The Kroger Co. in various states. In 1995, HEIIC sold one supermarket to the lessee pursuant to the provisions of the leveraged lease agreement and recorded a net loss of $1.3 million on the sale. HEIIC's investments in leveraged leases amounted to $53.4 million and $54.4 million at December 31, 1995 and 1994, respectively. For further information concerning HEIIC's investments in leveraged leases, see Note 8 to HEI's Consolidated Financial Statements, incorporated herein by reference to page 53 of HEI's 1995 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit
13. No new investments are currently planned by HEIIC.

HEI POWER CORP.
---------------

HEIPC was formed in March 1995 to pursue independent power projects and energy conservation projects in Asia and the Pacific. For a further description of HEIPC, including its $1.7 million operating loss in the first year of operation, see the discussion under "Other" in MD&A, incorporated herein by reference to page 32 of HEI's 1995 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13.

In February 1996, HEIPC signed a "Memorandum of Understanding" with Massachusetts-based Beacon Hill Associates, Inc. for the development of a 60 MW naphtha-fueled combined-cycle power plant in Phnom Penh, Cambodia.

DISCONTINUED OPERATIONS
-----------------------

For information concerning the Company's discontinued operations formerly conducted by HIG and HERS, see Note 2 to HEI's Consolidated Financial Statements, incorporated herein by reference to page 45 of HEI's 1995 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13.

REGULATION AND OTHER MATTERS
----------------------------

HOLDING COMPANY REGULATION

HEI and HECO are holding companies within the meaning of the Public Utility Holding Company Act of 1935 (1935 Act). However, under current rules and regulations, they are exempt from the comprehensive regulation of the Securities and Exchange Commission (SEC) under the 1935 Act except for Section 9(a)(2) (relating to the acquisition of securities of other public utility companies) through compliance with certain annual filing requirements under the 1935 Act for holding companies which own utility businesses that are primarily intrastate in character. The exemption afforded HEI and HECO may be revoked if the SEC finds that such exemption "may be detrimental to the public interest or the interest of investors or consumers." HEI and HECO may own or have interests in foreign utility operations without adversely affecting this exemption so long as the requirements of other exemptions under the 1935 Act are satisfied. HEI has obtained the PUC certification which is a prerequisite to obtaining an exemption for foreign utility operations and to the Company's maintenance of its exemption under the 1935 Act if it acquires such ownership interests.

Legislation has been introduced in Congress that would repeal the 1935 Act leaving the regulation of utility holding companies to be governed by other federal and state laws. Management cannot predict if this legislation will be enacted or the final form it might take.

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

OTS regulations also generally prohibit savings and loan holding companies and their nonthrift subsidiaries from engaging in activities other than those which are specifically enumerated in the regulations. Such restrictions, if applicable to HEI and HEIDI, would significantly limit the kinds of activities in which HEI and HEIDI and their subsidiaries may engage. However, the OTS regulations provide for an exemption which is available to HEI and HEIDI if ASB satisfies the "qualified thrift lender" test discussed below. See "Savings bank regulation--FDIC Improvement Act of 1991 and implementing regulations--Qualified thrift lender test." ASB currently meets the qualified thrift lender test and must continue to meet the test in order to avoid restrictions on the activities of HEI and HEIDI and their subsidiaries which could result in a need to divest ASB.

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

The ability of certain of HEI's subsidiaries to pay dividends or make other distributions to HEI is subject to contractual and regulatory restrictions. By agreement with the PUC, in the event that the consolidated common stock equity of the electric utility subsidiaries falls below 35% of total electric utility capitalization, these companies would be restricted, unless they obtained PUC approval, in their payment of cash dividends to 80% of the earnings available for the payment of dividends in the current fiscal year and preceding five years, less the amount of dividends paid during that period. The PUC Agreement also provides that the foregoing dividend restriction shall not be construed to relinquish any right the PUC may have to review the dividend policies of the electric utility subsidiaries. The consolidated common stock equity of HEI's electric utility subsidiaries was 53% of their total capitalization (including the current maturities of long-term debt and preferred stock sinking fund requirements due within one year but excluding short-term borrowings) as of December 31, 1995. At December 31, 1995, HECO and its subsidiaries had net assets of $697 million, of which approximately $327 million were not available for transfer to HEI without regulatory approval.

The ability of ASB to make capital distributions to HEI and other affiliates is restricted under federal law. Subject to a limited exception for stock redemptions that do not result in any decrease in ASB's capital and would improve ASB's financial condition, ASB is prohibited from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, ASB would be deemed to be under-capitalized, significantly under-capitalized or critically under-capitalized. See "Savings bank regulation--FDIC Improvement Act of 1991 and Implementing Regulations--Prompt corrective action."

As a Tier-1 institution (one that meets its fully phased-in capital requirements and has not been notified by the OTS that it is in need of more than normal supervision), ASB may make capital distributions without OTS approval in amounts up to one-half of ASB's surplus capital ratio (the amount of its capital in excess of its fully phased-in capital requirement) at the beginning of a calendar year, plus its net income for that calendar year to date. The term "fully phased-in capital requirements" means the institution's capital requirements under the statutory and regulatory standards applicable as of December 31, 1994, as modified by any individual minimum capital requirements applicable to the institution. ASB, as a Tier-1 institution, may exceed the foregoing limits if ASB provides a thirty-day advance notice to the OTS and receives no objection within thirty days. Even in the case of distributions within the permissible limits, however, a thirty day advance notice to the OTS is required.

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

ELECTRIC UTILITY REGULATION

The PUC regulates the rates, standards of service, issuance of securities, accounting and certain other aspects of the operations of HEI's electric utility subsidiaries. See "Electric Utility--Rates."

In addition, the PUC has ordered the electric utility subsidiaries to develop plans for the integration of demand-side and supply-side resources available to meet consumer energy needs efficiently, reliably and at the lowest reasonable cost. The PUC may approve, reject or require modifications of these plans. See "Electric Utility--Integrated Resource Planning and requirements for additional generating capacity."

In March 1995, the PUC opened a generic docket to investigate whether Hawaii public utilities should be allowed to establish property damage reserves to recover the cost of damage to their facilities and equipment caused by catastrophic disasters. See "Property damage reserve" in MD&A, incorporated herein by reference to page 30 of HEI's 1995 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13.

Any adverse decision or policy made or adopted by the PUC, or any prolonged delay in rendering a decision, could have a material adverse effect on consolidated HECO's and the Company's financial condition or results of operations.

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

To address community concerns, HECO proposed by letter dated January 25, 1993, that the PUC initiate a review of the relationship between HEI and HECO and the effects of that relationship on the operations of HECO. By an order dated January 26, 1993, the PUC opened a docket and initiated such a review to determine whether the HEI-HECO relationship, HEI's diversified activities, and HEI's policies, operations and practices have resulted in or are having any negative effects on HECO, its electric utility subsidiaries and ratepayers. In May 1994, a consultant, Dennis Thomas and Associates, was selected by the PUC to perform the review. In early 1995, Dennis Thomas and Associates issued its report to the PUC. The report concluded that "on balance, diversification has not hurt electric ratepayers." Other major findings of the study were that no utility assets have been used to fund HEI's nonutility investments or operations, HEI has not denied needed capital to the electric utilities and management processes within the electric utilities operate without interference from HEI. The report also included a number of recommendations, most of which the Company has implemented. The PUC has not issued a final order in the docket. See also "Holding company regulation."

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

SAVINGS BANK REGULATION

ASB, a federally-chartered savings bank, and its holding companies are subject to the regulatory supervision of the OTS and, in certain respects, the Federal Deposit Insurance Corporation (FDIC). In addition, ASB must comply with Federal Reserve Board reserve requirements and OTS liquidity requirements. See "Liquidity and capital resources-savings bank" in MD&A and "Proposed legislation affecting financial institutions" in Note 5 to HEI's Consolidated Financial Statements, incorporated herein by reference to pages 36 and 52 of HEI's 1995 Annual Report to Stockholders, portions of which are filed herein as HEI
Exhibit 13.

Deposit insurance
-----------------

Deposit insurance assessments. FIRREA provides for separately funded and maintained deposit insurance funds administered by the FDIC for savings associations and banks. SAIF generally insures the deposits of savings associations. The Bank Insurance Fund (BIF) generally insures the deposits of commercial banks. In 1991, the FDIC adopted a risk-based deposit insurance assessment system. Under this system, the actual assessment rate for a particular institution depends in part upon the supervisory risk rating the FDIC assigns to the institution.

Savings associations and banks have in the past paid assessments ranging from 23 to 31 cents per $100 of deposits to capitalize the SAIF and BIF. However, under existing law, the FDIC may reduce these assessment rates when the SAIF and BIF individually reach a designated 1.25% reserve ratio. In 1995, the BIF reached the designated reserve ratio and the FDIC, therefore, reduced the assessment rates for banks. Effective in January 1996, well-capitalized banks pay only the legally required annual minimum of $2,000 for BIF insurance. For all other BIF members, the assessment rates range from 3 to 27 cents per $100 of deposits, depending on their risk classification.

There is no reasonable likelihood that, under current conditions, the SAIF will achieve the designated 1.25% reserve ratio before the next century. Although the FDIC reduced the assessments paid by banks, it maintained the assessment rates of 23 to 31 cents per $100 of deposits for SAIF members. The disparity between the BIF and SAIF assessment rates places ASB (which paid an assessment rate of 23 cents per $100 of deposits in 1995) and other SAIF members at a disadvantage in competing against commercial banks.

There have been a number of legislative proposals in Congress to address this situation, including making a one-time or phased-in assessment of thrifts to fully capitalize the SAIF, followed by a merger of the SAIF and the BIF; eliminating or reducing the disparity in the assessment rates paid by banks or thrifts if the SAIF is recapitalized through the assessment; and merging bank and thrift charters. Certain of these proposals, if adopted, could have a material adverse effect on the Company and ASB. For example, if a one-time assessment of 85 cents for every $100 of deposits is imposed, it is estimated that ASB would be assessed approximately $18 million on a pretax basis ($11 million after-tax), based on ASB's deposit liabilities as of March 31, 1995. If bank and thrift charters are merged, HEI and its other subsidiaries might become subject to the restrictions on the permissible activities of a bank holding company. While certain of the proposals under consideration would grandfather the activities of existing savings and loan holding companies, management cannot predict whether or in what form any of these proposals might ultimately be adopted or the extent to which the business of the Company or ASB might be affected.

Deposit insurance coverage. FDIC Improvement Act of 1991 (FDICIA) amended various provisions of the Federal Deposit Insurance Act governing deposit insurance coverage. FDICIA, as further implemented by amendments to the FDIC's deposit insurance regulations, made certain significant changes relating to pro rata or "pass through" insurance coverage for employee benefit plan participants and beneficiaries, and insurance coverage for certain retirement accounts and trust funds. (The term "pass-through" insurance means that the insurance coverage passes through to each owner/beneficiary of the applicable deposit.) Although the vast majority of the FDIC's deposit insurance regulations, such as the basic rules providing that individual accounts are insured to $100,000 separately from qualifying joint accounts, remain unchanged, several important changes were made.

Effective December 19, 1993, an individual's interest in deposits at the same institution in any combination of certain retirement accounts will be added together and insured up to $100,000 in the aggregate. This is a reduction from the maximum of $400,000 in insurance coverage formerly provided if deposits were made in four different types of retirement plan accounts.

"Pass-through" insurance coverage for the deposits of most employee benefit plans (i.e., $100,000 per individual participating, not $100,000 per plan) generally continues only for institutions that are well-capitalized under the FDIC's prompt corrective action regulations. The FDIC has amended its deposit insurance regulations to require financial institutions to provide employee benefit plan depositors information, not otherwise available, on the institution's capital category and whether "pass-through" deposit insurance is available. As of December 31, 1995, ASB was well-capitalized.

Financial Institutions Reform, Recovery, and Enforcement Act of 1989 and
------------------------------------------------------------------------
implementing regulations
------------------------

Capital requirements. Under Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA), the OTS set three capital standards for thrifts, each of which must be no less stringent than those applicable to national banks. The three standards provide: (1) a leverage limit which requires a savings association to maintain core capital in an amount of not less than 3% of the association's adjusted total assets; (2) a tangible capital requirement of not less than 1.5% of an association's adjusted total assets; and (3) an 8% risk-based capital requirement, which may deviate from national bank standards to reflect interest rate risk or other risks, but such deviations may not result in materially lower levels of capital than would be required under risk-based capital standards applicable to national banks. Generally, the OTS must restrict the asset growth of an association that fails to meet the capital requirements. As of December 31, 1995, ASB was in compliance with all of the minimum standards with a core capital ratio of 5.4%, a tangible capital ratio of 5.2% and risk-based capital ratio of 12.9% (based on risk-based capital of $193.4 million, $73.9 million in excess of the requirement).

The OTS has adopted a rule that adds an interest rate risk (IRR) component to the existing risk-based capital requirement. Institutions with an "above normal" level of IRR exposure will be required to hold additional capital. "Above normal" IRR is defined as any decline in market value of an institution's portfolio equity in excess of 2% of the market value of its assets, which would result from an immediate 200 basis point change in interest rates. The OTS rule requires a savings association with an "above normal" level of IRR exposure to hold one-half of the "above normal" IRR times the market value of its assets as capital, in addition to its existing 8% risk-based capital requirement. Although the rule generally became effective January 1, 1994, the OTS intends to delay implementation of the IRR capital deduction (which was to become effective with the September 1994 Thrift Financial Report) pending the testing of an OTS appeals process for certain institutions subject to such deductions. This means that in calculating the risk-based capital requirement, ASB was not required to deduct capital for IRR, and did not report such a deduction for the December 1995 Thrift Financial Report. However, if the rule adding the IRR component had been implemented, ASB would not have been required to deduct an amount from total capital or to hold additional capital as of December 31, 1995.

In August 1995, the Board of Governors of the Federal Reserve System, the FDIC and the Office of the Comptroller of the Currency adopted a regulation that stipulates IRR will be taken into account when determining a bank's capital adequacy. These banking agencies have also solicited comments on a proposed supervisory policy statement that describes the process they will use to assess the exposure of a bank's economic value to changes in interest rates. After these banking agencies gain experience with this process, they contemplate issuing standards establishing an explicit capital charge for IRR. FIRREA requires that the capital standards for thrifts be no less stringent than those applicable to national banks. Although the OTS has indicated that it will review any differences between its approach and that of the other federal banking agencies for the purpose of achieving greater consistency and uniformity among all four agencies, the impact of the proposed supervisory policy statement on ASB cannot be predicted at this time.

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

FDIC Improvement Act of 1991 and implementing regulations
---------------------------------------------------------

FDICIA subjects the banking and thrift industries to heightened regulation and supervision. FDICIA makes a number of reforms addressing the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. FDICIA also limits deposit insurance coverage, implements changes in consumer protection laws and calls for least-cost resolution and prompt corrective action with regard to troubled institutions.

Pursuant to FDICIA, the federal banking agencies have promulgated regulations which may affect the operations of ASB and its holding companies. Such regulations address, for example, standards for safety and soundness, real estate lending, accounting and reporting, transactions with affiliates, and loans to insiders. See also "Deposit Insurance."

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

Interest rates. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to offer interest rates on deposits that are significantly higher than the rates offered by competing institutions. To be a well-capitalized institution not subject to these interest rate restrictions, an institution must have a leverage ratio of 5.0%, a Tier-1 risk-based ratio of 6.0%, a total risk-based ratio of 10% and not be in a "troubled condition." As of December 31, 1995, ASB was well-capitalized with a leverage ratio of 5.4%, a Tier-1 risk-based ratio of 12.2% and a total risk-based ratio of 12.9%.

Qualified thrift lender test.  The FDICIA amends the qualified thrift lender
(QTL) test provisions of FIRREA by reducing the percentage of assets thrifts must maintain in housing-related loans and investments from 70% to 65%, and changing the computation period to require that the percentage be reached on a monthly average basis in nine out of the previous 12 months. Savings associations that fail to satisfy the QTL test by not holding the required percentage of housing-related investments are subject to various penalties, including limitations on their activities and restrictions on their FHLB advances. Failure to satisfy the QTL test would also bring into operation restrictions on the activities that may be engaged in by HEI, HEIDI and their other subsidiaries and could effectively result in the required divestiture of ASB. At all times during 1995, ASB was in compliance with the QTL test. See "Holding company regulation."

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

The Community Reinvestment Act (CRA) was enacted by Congress in 1977 to ensure that banks and thrifts help meet the credit needs of their communities, including low- and moderate-income areas, consistent with safe and sound lending practices. The OTS will consider ASB's CRA record in evaluating an application for a new deposit facility, including the establishment of a branch, the relocation of a branch or office, or the acquisition of an interest in another bank or thrift. ASB received a CRA rating of "outstanding" in its OTS examination report dated October 2, 1995.

The Reigle-Neal Interstate Banking and Branching Act of 1994 (Interstate Banking
Act) was signed into law on September 29, 1994. Beginning September 29, 1995, and subject to certain limits, adequately capitalized and adequately managed bank holding companies will be permitted to acquire control of banks in any state, including Hawaii. Beginning on June 1, 1997 or earlier if expressly permitted by Hawaii law, and subject to certain limits, an adequately capitalized and adequately managed bank may apply for permission to merge with an out-of-state bank and convert all branches of both banks into branches of a single bank. The State of Hawaii retains the authority to prohibit such mergers if, between September 29, 1994 and June 1, 1997, it enacts a law expressly prohibiting such mergers. Out-of-state banks may also be permitted to open new branches in Hawaii if Hawaii law so authorizes. Management cannot predict whether or in what form the Hawaii Legislature might adopt interstate branching legislation during the 1996 legislative session or the extent to which the business of the Company or ASB might be affected. Although the Interstate Banking Act applies only to banks, it could result in greater competitive pressures on savings associations such as ASB.

Pending legislation. Bills are now pending or expected to be introduced in the United States Congress that contain proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. If enacted into law, these pending bills could have the effect of increasing or decreasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance among banks, thrifts and other financial institutions. Some of these bills would realign the structure and jurisdiction of various financial institution regulatory agencies and the FHLB system. Whether or in what form any such legislation may be adopted or the extent to which the business of the Company or ASB might be affected thereby cannot be predicted. See also "Deposit insurance--Deposit insurance assessments."

FREIGHT TRANSPORTATION REGULATION

The PUC has broad authority in its regulation of the intrastate business and operations of YB. See "Other--Freight transportation--Hawaiian Tug & Barge Corp. and Young Brothers, Limited." In particular, the PUC has the authority to review and modify YB's intrastate rates and charges under the Hawaii Water Carrier Act. In all rate proceedings under such act, YB has the burden of proving the reasonableness of expenditures, contracts, leases or other transactions. An adverse decision or policy adopted by the PUC, or a delay in granting requested rate or other relief, could have a material effect on the financial condition or results of operations of YB.

ENVIRONMENTAL REGULATION

HEI and its subsidiaries are subject to federal and state statutes and governmental regulations pertaining to water quality, air quality and other environmental factors.

Water quality controls. As part of the process of generating electricity, water used for condenser cooling of the electric utility subsidiaries' steam electric generating stations is discharged into ocean waters or into underground injection wells. The subsidiaries are required periodically to obtain permits from the DOH in order to be allowed to discharge the water. The electric utility subsidiaries must obtain National Pollutant Discharge Elimination System (NPDES) permits from the DOH to allow wastewater discharges into ocean waters for each of five generating stations (three at HECO and one each at MECO and HELCO) and Underground Injection Control (UIC) permits for wastewater discharge to underground injection wells for several HELCO facilities and one MECO facility.

During 1995, the DOH issued NPDES permit renewals for MECO's Kahului generating station and for HECO's Kahe, Waiau and Honolulu generating stations. Only HELCO's Shipman generating station has yet to receive its NPDES permit renewal and is continuing to operate on an administrative extension of the previously expired permit. The DOH is preparing a draft permit, but is awaiting additional requested storm water information from HECO/HELCO.

In September 1994, the DOH determined that MECO's Maalaea facility requires a NPDES permit for industrial-related storm water runoff. A storm water permit application was submitted to the DOH on April 18, 1995. Application processing by the DOH is on hold until baseline storm water data are submitted. The DOH also promulgated regulations that require storm water runoff and dewatering permits for construction-related projects. These construction-related permits require discharge monitoring and implementation of best management practices during construction activities to comply with state water quality standards. To date, HECO has submitted several Notices of Intent (NOI) for both construction storm water discharge permits and dewatering permits. A NOI was also submitted in June 1995 for construction-related activities at MECO's Maalaea generation expansion project. HECO is also working cooperatively with the City & County of Honolulu Department of Public Works to obtain a blanket NPDES permit to discharge water removed from utility manholes into municipal storm drain systems.

On August 15, 1995, the DOH issued a notice of apparent violation of NPDES permit requirements to HELCO's Shipman generating station. The violation was for the failure to periodically calibrate temperature recording equipment. By letter dated September 5, 1995, HECO's Environmental Department informed the DOH that immediate corrective actions were taken by HELCO. The DOH was satisfied with the response and will not take further action. All HECO and MECO facilities were in compliance with NPDES permit conditions during 1995.

Due to the proposed addition of generating units at MECO's Maalaea Generating Station, a UIC permit application was submitted to the DOH in September 1994 to install another injection well system to handle wastestreams that might be generated from the new generating units. The DOH approved MECO's construction of the new wells in December 1994, and injection well construction commenced at Maalaea in December 1995. The DOH also issued new UIC permits for HELCO's Puna (February 1995) and Keahole (March 1995) generating stations. As a result, HELCO has now received operating permits for all its facilities. HELCO and MECO are in compliance with new UIC monitoring requirements, including effluent monitoring and well status investigations. The DOH issued a notice of apparent violation to HELCO in August 1994 for failing to provide advanced notice of modification of the Hill No. 6 drainage well. The DOH requested additional information related to the drainage well modification in October 1994 and HECO responded on behalf of HELCO via letter in January 1995. In August 1995, the DOH issued a final notice and finding of violation, and assessed HELCO a $15,500 penalty, which HELCO paid to close the investigation. No further action is anticipated by the DOH.

In August 1993, MECO and HELCO were informed by the EPA that federal UIC permits would be required for all existing and proposed injection wells. Under the most recent agreement between the EPA and DOH, the EPA will allow the DOH to continue operation of its state UIC permit program. Hence, all affected injection wells (including dry wells) will be regulated by both federal and state UIC permits. MECO and HELCO facilities submitted completed UIC applications to the EPA in July 1994. A UIC application was also submitted for the proposed injection well system at Maalaea in November 1994. The EPA issued draft UIC permits and related public notices for the Keahole and Hill injection wells on May 22, 1995. HECO submitted comments on the draft permits in late June 1995. Final permits have not been issued. The EPA issued a letter to HECO in October 1995 confirming that the DOH-permitted wells may continue to operate without new EPA UIC permits. Currently, the EPA and DOH are discussing the possibility of consolidating federal requirements into the DOH UIC permits. Negotiations have been ongoing for several months.

The Federal Oil Pollution Act of 1990 (OPA) governs actual or threatened oil releases in navigable U.S. waters (inland waters and up to three miles offshore) and waters of the U.S.' exclusive economic zone (up to 200 miles to sea from the shoreline). Responsible parties under OPA are jointly, severally and strictly liable for oil removal costs incurred by the federal government or the state and damages to natural resources and real or personal property. Responsible parties include vessel owners and operators. OPA imposes fines and jail terms ranging in severity depending on how the release was caused. OPA also requires that responsible parties submit certificates of financial responsibility sufficient to meet the responsible party's maximum limited liability. Protection and Indemnity Insurance Clubs (mutual insurance pools) have refused to issue these certificates because OPA provides for direct liability against guarantors. The Coast Guard issued interim guidelines in September 1992, which included the requirement that a spill response plan be submitted by February 18, 1993, and be finalized by August 18, 1993. The EPA and Hawaii Department of Transportation (DOT) also have similar requirements for submission of spill response plans. The EPA issued its proposed rules and guidelines on this matter in February 1993. With HTB exiting the fuel transportation business at the end of 1993, the Company's freight transportation operations subject the Company to significantly lessened environmental risks. HTB's fuel and lubricating oil and the other cargo carried in its barges may be accidentally discharged into ocean waters causing a pollution hazard, but the quantities carried do not pose a major environmental hazard. HTB and YB employees are trained to respond to oil or other spills that occur. The utilities filed preliminary plans on February 18, 1993 with regard to the following facilities: to the Coast Guard for the Kahului Harbor terminaling facility and pipeline; to the EPA for the Honolulu, Waiau, Kahe, Shipman and Kahului power plants, the Iwilei fuel storage facility, and the Ward Avenue facility; and to the DOT for the pipelines between Honolulu power plant and the Iwilei fuel storage facility and between the Chevron fuel storage facility in Hilo and the Shipman and Hill power plants, respectively. The EPA, DOT and Coast Guard promulgated regulations implementing OPA in July 1994, January 1993 and February 1993, respectively.

Revised Facility Spill Response Plans (FSRPs) for the HECO Generating Stations (Kahe, Waiau, and Honolulu) and the Iwilei fuel storage facility were submitted to the EPA on January 12, 1995. HECO is awaiting the EPA's review and approval of these FSRPs. The HECO FSRP for the Kahe Generating Station was modified to include the Kahe pipeline, and was submitted to the DOT on February 15, 1995. The HECO pipeline connecting the Iwilei fuel storage facility and the Honolulu Generating Station was determined not to meet the DOT's definition of "significant and substantial harm". Thus, the DOT approval of the Honolulu-Iwilei pipeline FSRP is not required at this time in order to continue pipeline operations. The HECO Ward Avenue facility does not store more than one million gallons of oil, and is therefore not required to have an EPA approved response plan in order to continue storing/handling oil. Instead, HECO completed a Certification of the Applicability of the Substantial Harm Criteria for the Ward Avenue Complex in June 1995. A revised Kahului response plan was submitted to the EPA and Coast Guard in January 1995. The Coast Guard and EPA approved the Kahului FSRP. In September 1994, it was determined that MECO's Maalaea power plant was also required to develop an oil spill response plan. The Maalaea FSRP was submitted to the EPA on August 31, 1994. HECO submitted the revised HELCO Hilo Area Pipeline FSRP to the DOT on February 12, 1995. The DOT approved the HELCO Hilo Area Pipeline FSRP on February 15, 1995, with the condition that additional clarification be provided on some areas of the plan (which has been done). HELCO's Shipman facility does not store more than one million gallons of oil, and is therefore not required to have an EPA approved response plan in order to continue storing/handling oil. HELCO also completed a Certification of the Applicability of the Substantial Harm Criteria for the Shipman power plant, which was submitted in December 1995.

Air quality controls. The generation stations of the utility subsidiaries operate under air pollution control permits issued by the DOH and, in a limited number of cases, by the EPA. The entire electric utility industry is being affected by the 1990 Amendments to the Clean Air Act. Hawaii utilities may be affected by the air toxics provisions (Title III) when the Maximum Allowable Control Technology (MACT) emission standards are proposed for generation units. Hawaii utilities are affected by the operating permit provisions (Title V). The DOH adopted implementing regulations on November 26, 1993 which required submission of permit applications for existing sources during 1994. All applications were filed in 1994 as required and supplementary information was filed in 1995. Results of further air quality analyses could trigger requirements to mitigate emission impacts. Reports on emissions of air toxics could trigger requirements to conduct risk assessments. Hawaii utilities are also affected by the enforcement provisions (Title VII) which require the EPA to promulgate new regulations which mandate "enhanced monitoring" of emissions from many generation units. In response, the EPA proposed rules on October 1, 1993 which allow for cost effective alternatives to costly continuous emission monitoring systems. The EPA withdrew that proposal in April 1995 for revision. A new draft rule is expected in early 1996 and, as ordered by federal court, a final rule is expected by July 1996.

On November 1, 1989, the DOH issued a Notice and Finding of Violation and Order indicating that Maalaea units X-1 and X-2 had exceeded operating limitations of 12 hours per day at various times in 1988. These incidents resulted from unscheduled unit outages and resulted in no net increase in emissions by MECO. Subsequently, MECO took steps to preclude future violations. An application for a permit modification was submitted to the EPA, revising the operating hour limitation to annual rather than daily. Approval was received from the EPA in July 1992. Settlement discussions as to the Notice of Violation have been unsuccessful to date. The DOH has not yet set a hearing on the Notice of Violation. Units X-1 and X-2 continue to operate in compliance with the revised permit.

Initial source tests for HELCO's CT-2 generating unit in December 1989 indicated particulate emissions above permitted levels. Subsequent retesting confirmed earlier results. Following analysis, HECO (on behalf of HELCO) proposed in November 1990 that the permitted particulate limit be increased. By letter dated April 13, 1992, the EPA concurred that revision is warranted. HECO and HELCO worked with the DOH, the manufacturer and a consultant to determine an appropriate new emission limit for particulates as well as oxides of nitrogen. A comprehensive emission test program has been completed and on April 14, 1994, a final report was submitted to the DOH for its review. On May 5, 1994, a petition was submitted to the DOH to revise NOx limits, and an application to revise the particulate limit was submitted to the DOH on August 30, 1994. Follow-up questions from the DOH were received in October 1994 and were responded to in November 1994 and in February 1995. The DOH had issued a Notice of Violation on August 17, 1992 for the non-complying emissions. In accordance with discussions with the DOH, CT-2 continues to operate pending issuance of the revised permit.

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

Hazardous waste and toxic substances controls. The operations of the electric utility and freight transportation subsidiaries are subject to regulations promulgated by the EPA to implement the provisions of the Resource Conservation and Recovery Act (RCRA), the Superfund Amendments and Reauthorization Act (SARA) and the Toxic Substances Control Act (TSCA). The DOH has been working towards obtaining primacy to operate state-authorized RCRA (hazardous waste) programs. The DOH finalized RCRA administrative rules in mid-June 1994, with the rules becoming effective on June 18, 1994. The DOH's state contingency plan and the state Environmental Response Law (ERL) rules were adopted in August 1995.

Whether on a federal or state level, RCRA provisions identify certain wastes as hazardous and set forth measures that must be taken in the transportation, storage, treatment and disposal of these wastes. Some of the wastes generated at steam electric generating stations possess characteristics which make them subject to these EPA regulations. Since October 1986, all HECO generating stations have operated RCRA-exempt wastewater treatment units to treat potentially regulated wastes from occasional boiler waterside and fireside cleaning operations. Steam generating stations at MECO and HELCO also operate similar RCRA-exempt wastewater management systems. In March 1990, the EPA changed RCRA testing requirements used to characterize a waste as hazardous which potentially affected the hazardous waste generating status of all facilities. A new and more stringent Toxicity Characteristic Leaching Procedure replaced the former Extraction Procedure toxicity test and included additional testing requirements for 25 organic compounds. HECO's continuing program to recharacterize all HECO, MECO and HELCO wastestreams using the Toxicity Characteristic Leaching Procedure has demonstrated the adequacy of the existing treatment systems and identified other potential compliance requirements. Waste recharacterization studies indicate that treatment facility wastestreams are nonhazardous and no change in RCRA generator status is required.

The RCRA still regulates most generating stations as RCRA small quantity generators (SQGs). All Company facilities listed with the DOH and EPA as SQGs are believed to be in compliance with RCRA requirements. In July 1994, the DOH conducted hazardous waste compliance evaluation inspections at MECO's Kahului and Maalaea power plants to review facility status as SQGs. On October 20, 1994, the DOH issued warning letters and inspection reports to the Kahului and Maalaea facilities. Potential RCRA violations and areas of concern were listed for both facilities. HECO submitted responses to the DOH on December 5, 1994, contesting most of the potential violations cited by the DOH. With the exception of some solvent handling concerns, which have been corrected, all other areas of DOH concern were not RCRA hazardous waste violations. On February 20, 1995, the DOH favorably acknowledged HECO's response and issued MECO a "Return to Compliance Letter" for both facilities.

RCRA underground storage tank (UST) regulations require all facilities with USTs used to store petroleum products to comply with costly leak detection, spill prevention and new tank standard retrofit requirements within a specified compliance period based on tank age. All HECO, MECO and HELCO USTs were in compliance with the DOH and EPA standards during 1995.

The Emergency Planning and Community Right-to-Know Act (EPCRA) under SARA Title III requires HECO, MECO and HELCO to report hazardous chemicals present in their facilities in order to provide the public with information on these chemicals so that emergency procedures can be established to protect the public in the event of hazardous chemical releases. HECO has six facilities, MECO five facilities and HELCO seven facilities that qualify as "reporting facilities" under EPCRA. All HECO, MECO and HELCO facilities are in compliance with applicable reporting requirements, which are made annually to the State Emergency Planning Commission, the Local Emergency Planning Committee and local fire departments. In September 1995, the EPA published a notice of proposed rule making to expand the types of industries required to file annual Toxic Release Inventory reports (i.e., to report facility releases of toxic chemicals). The proposed rule includes the steam electric category, which is currently exempt from Toxic Release Inventory reporting requirements. The EPA tentatively has scheduled the issuance of the proposed rule in April 1996.

The TSCA regulations specify procedures for the handling and disposal of polychlorinated biphenyl (PCB), a compound found in transformer and capacitor dielectric fluids. HECO and its subsidiaries have instituted procedures to monitor compliance with these regulations. In addition, HECO has implemented a program to identify and replace PCB transformers and capacitors in the HECO system. All HECO, MECO and HELCO facilities are currently believed to be in compliance with PCB regulations. In December 1994, the EPA published in the Federal Register a Proposed Rule to amend PCB disposal regulations. The proposed rule calls for changes in determining PCB concentrations, and in marking, storage and disposal requirements. The final rule is anticipated to be issued in June 1996.

By letter dated August 21, 1992 the EPA provided MECO with a notice of potential liability and request for information relating to a federal Superfund closure investigation at the North American Environmental, Inc. (NAE) storage facility in Clearfield, Utah. MECO was identified by the EPA as a potentially responsible party for three PCB capacitors originally contracted for disposal by Westinghouse. Although Westinghouse has already disposed of the capacitors, MECO was obligated to comply with the information requests attached to the EPA notice. A preliminary response to the EPA's information request was submitted to the EPA on October 5, 1992. MECO has since received confirmation from Westinghouse that the three capacitors were removed from the NAE facility and incinerated at Aptus (an EPA-approved facility in Kansas) on September 16, 1992. By letter dated December 2, 1992, the EPA notified MECO that a draft Administrative Order on Consent for the cleanup of the NAE facility had been sent to potentially responsible parties that have waste remaining at the NAE site and to parties that have expressed a desire to participate in the cleanup. MECO did not receive a draft Administrative Order on Consent because the three PCB capacitors were removed from the NAE facility and incinerated. By letter dated February 8, 1993, Westinghouse confirmed that it would indemnify MECO pursuant to its contract for this matter. In early 1995, the EPA issued an Administrative Order on Consent to the Freeport Center and the Defense Logistics Agency. Both agencies are responding to the AOC and are initiating corrective actions. Recovery of cleanup costs may fall back on other potentially responsible parties once cleanup is completed and costs have been determined.

The state ERL, as amended, governs releases of hazardous substances, including oil, in areas within the state's jurisdiction. Responsible parties under the state ERL are jointly, severally and strictly liable for a release of a hazardous substance into the environment. Responsible parties include owners or operators of a facility where a hazardous substance comes to be located and any person who at the time of disposal of the hazardous substance owned or operated any facility at which such hazardous substance was disposed. The DOH issued final rules (or State Contingency Plan) implementing the state ERL on August 17, 1995. Potential exposure to liability under the state ERL/State Contingency Plan is associated with the release of regulated substances, including oil, to the environment.

By letters in January and February 1995, the DOH advised HECO, HTB, YB and others that the DOH was conducting an investigation to determine the nature and extent of actual or potential releases of hazardous substances, oil, pollutants or contaminants at or near Honolulu Harbor. The DOH letter to HECO requested information regarding past hazardous substances and oil spills that may have occurred at HECO's Honolulu power plant and nearby fuel storage and pipeline facilities, which are located near Honolulu Harbor. HECO submitted a response to the DOH on April 28, 1995. The DOH letters to HTB and YB requested information regarding past hazardous substances and oil spills that may have occurred at Pier 21 and Piers 24-29 in Honolulu Harbor. HTB and YB provided responses to the DOH letters. Based on a limited review of the responses received from HECO, HTB, YB and others, the DOH issued letters on December 18, 1995, indicating that the DOH has identified a number of parties, including HECO, HTB and YB, who appear to be either potentially responsible for the contamination and/or operate their facilities upon contaminated land. The DOH met with these identified parties on January 24, 1996 to inform them of its findings and to establish the framework to determine remedial and cleanup requirements. The DOH's goal is the formation of a voluntary response group comprised of these identified parties. The Honolulu Harbor area of investigation was divided into four units, with the highest priority area (Iwilei Area) to be addressed first. The DOH met a second time with the identified parties on March 14, 1996, and additional meetings are being scheduled. Because the process for determining appropriate remedial and cleanup action, if any, is at an early stage, management cannot predict at this time the costs of future site analysis, remediation and cleanup requirements, if any, nor can it estimate when such costs, if any, would be incurred.

By letter dated December 15, 1994, the DOH advised MECO that the DOH was conducting an investigation to determine the nature and extent of actual or potential releases of hazardous substances, oil, pollutants or contaminants at Kaunakakai, Molokai, Hawaii. The DOH letter requested information regarding past hazardous substances and oil spills that may have occurred in the area of a former Molokai Electric Company, Limited's (MOECO) power plant site which had been located at Kaunakakai. Operations at this MOECO power plant were terminated in 1985, prior to MECO acquiring MOECO in 1989. In February 1995, HECO filed its initial response to the DOH's request for information, and filed additional information in March 1995. The DOH was contacted in December 1995 for an update of its investigation. According to the DOH, investigations in the near future will primarily focus on past pipeline releases that occurred near the Kaunakakai Harbor and will not involve the old power plant area. However, investigations around the old power plant may be renewed should future soil sampling indicate a problem.

Both HTB and YB generate small quantities of hazardous wastes as a result of operations and equipment maintenance activities and have contracted with a firm to dispose of these wastes in compliance with the EPA regulations and the RCRA provisions. YB, as a public carrier, also moves hazardous wastes and explosives for customers. Employees are trained in the applicable handling methods to assist in the safe movement of these cargoes. Both HTB and YB are subject to the jurisdiction of the Coast Guard which monitors ocean activities to ensure compliance with federal regulations.

Finally, ASB may be subject to the provisions of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and regulations promulgated thereunder. CERCLA imposes liability for environmental cleanup costs on certain categories of responsible parties, including the current owner and operator of a facility and prior owners or operators who owned or operated the facility at the time the hazardous substances were released or disposed. CERCLA exempts persons whose ownership in a facility is held primarily to protect a security interest, provided that they do not participate in the management of the facility. Although there may be some risk of liability for ASB for environmental cleanup costs, the Company believes the risk is not as great for ASB, which specializes in residential lending, as it may be for other depository institutions which have a larger portfolio of commercial loans.

RATING AGENCIES' ACTIONS

As of March 19, 1996, the Standard & Poor's (S&P), Moody's Investors Service (Moody's) and Duff & Phelps Credit Rating Co.'s (Duff & Phelps) ratings of HEI's and HECO's securities were as follows:

                                      S&P    Moody's   Duff & Phelps
--------------------------------------------------------------------
HEI
---
Medium-term notes...................  BBB    Baa2      BBB+
Commercial paper....................  A-2    P-2       Duff 2

HECO
----
First mortgage bonds................  BBB+   A3        A
Unsecured notes.....................  BBB+   Baa1      A-
Cumulative preferred stock..........  BBB    baa1      BBB+
Commercial paper....................  A-2    P-2       Duff 1-

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

RESEARCH AND DEVELOPMENT
------------------------

HECO and its subsidiaries expensed approximately $2.2 million, $2.4 million and $2.3 million in 1995, 1994 and 1993, respectively, for research and development. Contributions to the Electric Power Research Institute accounted for most of the expenses. There were also expenses in the areas of energy conservation, environmental control, emissions control and for other similar studies relative to technologies with the potential of being specifically applicable to HECO, its subsidiaries and its customers.

EMPLOYEE RELATIONS
------------------

At December 31, 1995, the Company's continuing operations had 3,384 full-time and part-time employees, compared with 3,386 at December 31, 1994.

HECO

At December 31, 1995, HECO and its subsidiaries had 2,208 employees, compared with 2,219 employees at December 31, 1994.

The current collective bargaining agreement between the International Brotherhood of Electrical Workers (IBEW), Local 1260, and HECO, MECO and HELCO, covering approximately 63% of the total employees of these companies, was extended in November 1995 for a two-year period from November 1, 1996 through October 31, 1998. The extension provides for noncompounded wage increases of 3% on November 1 of each year during the term of the agreement.

The current benefits agreement between IBEW Local 1260 and HECO, MECO and HELCO was also extended for a two-year period and will be in effect until October 31, 1998.

HTB

HTB and YB have a collective bargaining agreement with the Inlandboatmen's Union of the Pacific (IBU) effective from July 26, 1995 through July 25, 1998. A 2.5% across-the-board wage increase was effective for the first year, with 3% in the second and third years. Journeyman craftsmen were not included in this new contact but were covered in YB's contract with the International Longshoremen's and Warehousemen's Union (ILWU), Hawaii Division, Local 142. The agreement covers all employees of HTB and YB employed on ocean, inter-island and harbor tug operations and dispatchers. It excludes office clerical employees, confidential employees, professional and management employees, guards and watchmen.

YB has a collective bargaining agreement covering the period of July 1, 1993 through June 30, 1996 with the, ILWU, Hawaii Division, Local 142. The agreement was ratified on December 23, 1994 after ten months of negotiation. The agreement covers all full-time and part-time receiving and delivery clerks working on the docks loading and discharging vessels, all maintenance personnel, documentation clerks and customer service representatives employed by YB in the state. The agreement excludes confidential employees, professional employees, supervisory employees, guards and other clerical personnel.

OTHER

The employees of HEI and its direct and indirect subsidiaries are not covered by any collective bargaining agreement, except as identified above.

ITEM 2.   PROPERTIES

HEI leases office space in downtown Honolulu. The leases expire at various dates
---
from March 31, 1996 to April 30, 1999 (with an option for HEI to extend one of the leases on most of the office space to March 31, 2001). HEI also leases office space from HECO in downtown Honolulu. The properties of HEI's subsidiaries are as follows:

ELECTRIC UTILITY
----------------

See page 4 for the "Generation statistics" of HECO and its subsidiaries, such as generating and firm purchased capability, reserve margin and annual load factor.

HECO owns and operates three generating plants on the island of Oahu at
----
Honolulu, Waiau and Kahe, with an aggregate generating capability of 1,263 MW at December 31, 1995. The three plants are situated on HECO-owned land having a combined area of 535 acres. In addition, HECO owns a total of 124 acres of land on which are located substations, transformer vaults, distribution baseyards and the Kalaeloa cogeneration facility.

Electric lines are located over or under public and nonpublic properties. Most of HECO's leases, easements and licenses have been recorded.

HECO owns overhead transmission lines, overhead distribution lines, underground cables, fully-owned or jointly-owned poles and steel or aluminum high voltage transmission towers. The transmission system operates at 46,000 and 138,000 volts. The total capacity of HECO's transmission and distribution substations was 5,736,000 kilovoltamperes at December 31, 1995.

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

HECO owns 19.2 acres of land at Barbers Point used to situate fuel oil storage facilities with a combined capacity of 970,700 barrels. HECO also owns fuel oil tanks at each plant site with a total maximum usable capacity of 844,600 barrels.

The properties of HECO are subject to a first mortgage securing HECO's outstanding first mortgage bonds.

A brief description of the properties of HECO's two electric utility subsidiaries follows:

MECO owns and operates two generating plants on the island of Maui, at Kahului
----
and Maalaea, with an aggregate capability of 201.3 MW. The plants are situated on MECO-owned land having a combined area of 28.6 acres. MECO also owns fuel oil storage facilities at these sites with a total maximum usable capacity of 145,300 barrels.

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

SAVINGS BANK
------------

ASB owns its executive office building located in downtown Honolulu and land and
---
an office building in the Mililani Technology Park on Oahu.

The following table sets forth certain information with respect to branches owned and leased by ASB and its subsidiaries at December 31, 1995.

                                 Number of branches
                            -------------------------
                               Owned   Leased   Total
-----------------------------------------------------
Oahu......................         5       25      30
Maui......................         3        3       6
Kauai.....................         3        1       4
Hawaii....................         2        4       6
Molokai...................        --        1       1
                            -------------------------
                                  13       34      47
                            =========================

The net book value of branches and office facilities is approximately $40 million. Of this amount, $33 million represents the net book value of the land and improvements for the branches and office facilities owned by ASB and $7 million represents the net book value of ASB's leasehold improvements.

OTHER
-----

FREIGHT TRANSPORTATION
----------------------

HTB owned seven tugboats ranging from 1,430 to 2,668 HP, two tenders (auxiliary boats) of 500 HP and two flatdecked barges as of December 31, 1995.

HTB owns no real property, but rents on a month-to-month basis its pier property used in its operations from the State of Hawaii under a revocable permit.

YB, HTB's subsidiary, owned four tugboats, two doubledecked and six flatdecked barges and most of its shoreside equipment, including 20-foot containers, chassis, 20-foot and 40-foot refrigerated containers, container vans, hi-lifts, flatracks, automobile racks and other related equipment as of December 31, 1995.

YB owns no real property, but rents on a month-to-month basis or leases various pier properties and warehouse facilities from the State of Hawaii under a revocable permit, or under a five-year lease. All lease terms began on January 1, 1992. It is expected that expiring leases will be renewed as necessary.

REAL ESTATE DEVELOPMENT
-----------------------

MPC. See Item 1, "Business--Other--Real estate--Malama Pacific Corp." MDC, MPC's subsidiary owns 1.27 acres of land adjacent to HECO's Ward Avenue facility on Oahu. As of December 31, 1995, there is an agreement to sell 0.23 acres of the property. The remaining property is leased to HECO and other commercial tenants.

OTHER
-----

HEIIC.  See Item 1, "Business--Other--HEI Investment Corp."

LVI operates a windfarm on the island of Hawaii with a generating capability of
1.6 MW. LVI leases 78 acres of land for its windfarm.

As of March 19, 1996, HEIPC leases office space in downtown Honolulu.

ITEM 3.  LEGAL PROCEEDINGS

Except as provided for below and in "Item 1. Business," there are no known material pending legal proceedings, other than ordinary routine litigation incidental to their respective businesses, to which HEI or any of its subsidiaries is a party or of which any of their property is the subject.

DISCONTINUED OPERATIONS
-----------------------

See "The Hawaiian Insurance & Guaranty Company, Limited" in Note 2 to HEI's Consolidated Financial Statements, incorporated herein by reference to page 45 of HEI's 1995 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13.

In December 1994, five insurance agencies, which had served as insurance agents for HIG and its subsidiaries, filed a complaint against HEI, HEIDI and others. The complaint set forth several causes of action, including breach of contract and piercing the corporate veil. The plaintiffs asked for relief from the defendants, including compensatory damages for lost commissions, lost business and lost profits in an amount to be proven at trial and punitive damages. In August 1995, the court granted defendants' motions for summary judgment and in February 1996, the court directed that final judgment be entered.

HECO POWER OUTAGE
-----------------

See "HECO power outage" in Note 4 to HEI's Consolidated Financial Statements, incorporated herein by reference to page 48 of HEI's 1995 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13.

HELCO POWER SITUATION
---------------------

See "HELCO power situation" on pages 6 and 7 of this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

HEI AND HECO:

During the fourth quarter of 1995, no matters were submitted to a vote of security holders of the Registrants.

EXECUTIVE OFFICERS OF HEI

The following persons are, or may be deemed, executive officers of HEI. Their ages are given as of February 28, 1996 and their years of company service are given as of December 31, 1995. Officers are appointed to serve until the meeting of the HEI Board of Directors following the next Annual Meeting of Stockholders (which will occur on April 23, 1996) and/or until their successors have been appointed and qualified (or until their earlier resignation or removal). Company service includes service with an HEI subsidiary.

                                                            Business experience
HEI Executive Officers                                      for past five years
--------------------------------------------------------------------------------
Robert F. Clarke, age 53
   President and Chief Executive Officer...................  1/91 to date
   Director................................................  4/89 to date
   (Company service: 8 years)

T. Michael May, age 49
   Senior Vice President...................................  9/95 to date
   Director................................................  9/95 to date
   (Company service: 3 years)
   T. Michael May is also President of HECO and served as HECO Senior Vice President from
      2/92 to 8/95. Prior to joining HECO, he was a principal partner in Management Assets
      Group (a general management consulting
      practice) from 9/89 to 1/92.

Robert F. Mougeot, age 53
   Financial Vice President and Chief Financial Officer....  4/89 to date
   (Company service: 7 years)

Peter C. Lewis, age 61
   Vice President - Administration.........................  10/89 to date
   (Company service: 27 years)

Charles F. Wall, age 56
   Vice President and Corporate Information Officer........  7/90 to date
   (Company service: 5 years)

Andrew I. T. Chang, age 56
   Vice President - Government Relations...................  4/91 to date
   Manager, Government Relations...........................  8/90 to 3/91
   (Company service: 11 years)

Constance H. Lau, age 43
   Treasurer...............................................  4/89 to date
   (Company service: 11 years)

Curtis Y. Harada, age 40
   Controller..............................................  1/91 to date
   Auditor, HECO...........................................  7/89 to 1/91
   (Company service: 6 years)

Betty Ann M. Splinter, age 50
   Secretary...............................................  10/89 to date
   (Company service: 21 years)

Wayne K. Minami, age 53
   President and Chief Executive
   Officer, American Savings Bank, F.S.B. .................  1/87 to date
   (Company service: 9 years)

HEI's executive officers, with the exception of Charles F. Wall and Andrew I. T. Chang, are officers and/or directors of one or more of HEI's subsidiaries. Mr. Minami is deemed an executive officer of HEI under the definition of Rule 3b-7 of the SEC's General Rules and Regulations under the Securities Exchange Act of 1934.

There are no family relationships between any executive officer of HEI and any other executive officer or director of HEI, or any arrangement or understanding between any executive officer and any person pursuant to which the officer was selected.

                                    PART II
                                    -------


ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

HEI:

The information required by this item is incorporated herein by reference to pages 59 and 61 (Note 18, "Regulatory restrictions on net assets" and Note 21, "Quarterly information (unaudited)" to HEI's Consolidated Financial Statements) and page 25 of HEI's 1995 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13. Certain restrictions on dividends and other distributions of HEI are described in this report under "Item 1. Business-- Regulation and other matters--Restrictions on dividends and other distributions." The total number of holders of record of HEI common stock as of March 15, 1996, was 22,672.

HECO:

The information required with respect to "Market information" and "holders" is not applicable. Since the corporate restructuring on July 1, 1983, all the common stock of HECO has been held solely by its parent, HEI, and is not publicly traded.

The dividends declared and paid on HECO's common stock for the four quarters of 1995 and 1994 were as follows:

          Quarter ended                      1995         1994
-----------------------------------------------------------------
March 31............................     $ 8,927,000   $9,923,000
June 30.............................       7,900,000    1,330,000
September 30........................       8,770,000    7,594,000
December 31.........................      12,410,000    9,664,000

The regulatory restrictions on net assets are incorporated herein by reference to page 27 (Note 12 to HECO's Consolidated Financial Statements, "Regulatory restrictions on distributions to parent") of HECO's 1995 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA

HEI:

The information required by this item is incorporated herein by reference to page 25 of HEI's 1995 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13.

HECO:

The information required by this item is incorporated herein by reference to page 2 of HECO's 1995 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HEI:

The information required by this item is set forth in MD&A, incorporated herein by reference to pages 27 to 36 of HEI's 1995 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13.

HECO:

The information required by this item is set forth in HECO MD&A, incorporated herein by reference to pages 3 to 10 of HECO's 1995 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEI:

The information required by this item is incorporated herein by reference to the section entitled "Segment financial information" on page 26 and to pages 38 to 61 of HEI's 1995 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13.

HECO:

The information required by this item is incorporated herein by reference to pages 11 to 30 of HECO's 1995 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

HEI AND HECO:

None

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

HEI:

Information for this item concerning the executive officers of HEI is set forth on pages 41 and 42 of this report. The list of current directors of HEI is incorporated herein by reference to page 62 of HEI's 1995 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13. Information on the current directors' business experience and directorships is incorporated herein by reference to pages 3 to 6 of the registrant's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 23, 1996.

There are no family relationships between any director of HEI and any other executive officer or director of HEI, or any arrangement or understanding between any director and any person pursuant to which the director was selected.

The information required under this item by Item 405 of Regulation S-K is incorporated by reference to page 11 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 23, 1996.

HECO:

The following persons are, or may be deemed, executive officers of HECO. Their ages are given as of February 28, 1996 and their years of company service are given as of December 31, 1995. Officers are appointed to serve until the meeting of the HECO Board of Directors following the next HECO Annual Meeting and/or until their respective successors have been appointed and qualified (or until their earlier resignation or removal). Company service includes service with HECO affiliates.

                                                                            Business experience
HECO Executive Officers                                                     for past five years
-----------------------------------------------------------------------------------------------
Robert F. Clarke, age 53
    Chairman of the Board..............................................      1/91 to date
    (Company service: 8 years)

T. Michael May, age 49
    President..........................................................      9/95 to date
    Senior Vice President..............................................      2/92 to 8/95
    Director...........................................................      9/95 to date
    (Company service: 3 years)
    T. Michael May, prior to joining HECO, was a principal partner in
    Management Assets Group (a general management consulting practice)
    from 9/89 to 1/92.


                                                                                 Business experience
HECO Executive Officers                                                          for past five years
------------------------------------------------------------------------------------------------------
Jackie Mahi Erickson, age 55
    Vice President - General Counsel & Government Relations..........             7/95 to date
    Vice President - General Counsel.................................             2/91 to 6/95
    Corporate Counsel................................................             1/81 to 1/91
    (Company service: 15 years)

Charles M. Freedman, age 49
    Vice President - Corporate Excellence............................             7/95 to date
    Vice President - Corporate Relations.............................             5/92 to 6/95
    (Company service: 5 years)
          Charles Freedman, prior to rejoining HECO on 5/92,
           served as Director of Communications in the Office of
           the Governor of Hawaii, from 1986 to 4/92.

Edward Y. Hirata, age 62
    Vice President - Regulatory Affairs..............................             7/95 to date
    Vice President - Planning........................................             12/91 to 6/95
    Vice President, HELCO and MECO...................................             12/91 to date
    (Company service: 9 years)
          Edward Y. Hirata, prior to rejoining HECO on 12/91,
           served as Director of Department of Transportation
            for the State of Hawaii, from 4/87 to 11/91.

George T. Iwahiro, age 58
    Vice President - Energy Delivery.................................             7/95 to date
    Vice President - Engineering.....................................             2/91 to 6/95
    Vice President - Consumer, Regulatory and Public Affairs.........             2/85 to 1/91
    Vice President, HELCO and MECO...................................             3/85 to 12/91
    (Company service: 36 years)

Thomas L. Joaquin, age 52
    Vice President - Power Supply....................................             7/95 to date
    Vice President - Operations......................................             5/94 to 6/95
    General Manager, Production......................................             11/93 to 4/94
    Manager, Production..............................................             10/92 to 10/93
    Manager, Production (MECO).......................................             7/87 to 9/92
    (Company service: 22 years)

Richard L. O'Connell, age 66
    Vice President - Customer Operations.............................             7/95 to date
    Vice President - Customer Relations..............................             2/91 to 6/95
    Vice President - Facilities......................................             6/88 to 1/91
    (Company service: 15 years)

Paul A. Oyer, age 55
    Financial Vice President and Treasurer...........................             5/89 to date
    Director.........................................................             4/85 to date
    Financial Vice President and Treasurer, HELCO and MECO...........             3/85 to date
    (Company service: 29 years)

Ernest T. Shiraki, age 48
    Controller.......................................................             5/89 to date
    (Company service: 26 years)

                                                             Business experience
HECO Executive Officers                                      for past five years
--------------------------------------------------------------------------------
Molly M. Egged, age 45
    Secretary.........................................       10/89 to date
    Secretary, HELCO and MECO.........................       10/89 to date
    Executive Secretary...............................       12/80 to 12/92
    (Company service: 15 years)

HECO's executive officers, Robert F. Clarke, T. Michael May, Edward Y. Hirata, Paul A. Oyer and Molly M. Egged, are officers of one or more of the affiliated HEI companies.

There are no family relationships between any executive officer or director of HECO and any other executive officer or director of HECO, or any arrangement or understanding between any director and any person pursuant to which the director was selected.

The list of current directors of HECO is incorporated herein by reference to page 33 of HECO's 1995 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13. Information on the business experience and directorships of directors of HECO who are also directors of HEI is incorporated herein by reference to pages 3 through 6 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 23, 1996.

Mildred D. Kosaki, age 71, and Paul C. Yuen, age 67, as of February 28, 1996 are the only outside directors of HECO who are not directors of HEI. Mrs. Kosaki has been a director of HECO since 1973. She resigned from the HEI Board in 1987. She was also a director of the International Pacific University from 1989 to 1991. She is a specialist in education research. Dr. Yuen, who was elected a director of HECO in April 1993, is Dean of the College of Engineering at the University of Hawaii-Manoa. In the past five years, he has held various administrative positions at the University of Hawaii-Manoa. He also serves on the boards of Cyanotech Corporation and the Pacific International Center for High Technology Research. Information on Mr. Oyer's business experience and directorship is indicated above.

ITEM 11.  EXECUTIVE COMPENSATION

HEI:

The information required under this item for HEI is incorporated by reference to pages 8 and 9, 12 to 18 and 23 and 24 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 23, 1996.

HECO:

The following tables set forth the information required for the chief executive officers of HECO and the four other most highly compensated HECO executive officers serving at the end of 1995. All executive compensation amounts presented for Harwood D. Williamson and T. Michael May are the same amounts presented in HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 23, 1996.

SUMMARY COMPENSATION TABLE
--------------------------

The following is the summary compensation table which sets forth the annual and long-term compensation of the chief executive officers of HECO and the four other most highly compensated executive officers of HECO serving at the end of 1995.

                           SUMMARY COMPENSATION TABLE

                                                                                                 Long-Term
                                                   Annual Compensation                          Compensation
                                    ----------------------------------------------    ---------------------------
                                                                                         Awards          Payouts
                                                                           Other      ------------     ----------        All
                                                                          Annual       Securities                       Other
                                                                          Compen-      Underlying          LTIP         Compen-
Name and Principal                           Salary          Bonus        sation         Options          Payouts       sation
   Position (1)                 Year         ($)(2)          ($)(3)       ($)(4)         (#)(5)            ($)(6)       ($)(7)
------------------------------------------------------------------------------------------------------------------------------------
Harwood D. Williamson.........  1995       $230,000        $ 57,920      $ 86,184         15,000            --         $22,956
President                       1994        387,367         100,174        76,465         15,000        $     0         20,663
                                1993        341,333               0        68,544          8,000         66,150         18,843

T. Michael May................  1995        226,000          41,987             0          4,000             na          8,177
President                       1994        199,667          32,995             0              0             na          8,151
                                1993        191,000               0       105,138          4,000             na          4,796

Paul A. Oyer..................  1995        188,000          17,959        13,167          3,000             na          7,907
Financial Vice President        1994        188,067          22,283        11,928              0             na          7,106
   and Treasurer                1993        175,100               0        10,806          3,000             na          6,339

George T. Iwahiro.............  1995        148,000          14,966             0          2,000             na          7,730
Vice President-                 1994        139,867          18,476             0              0             na          7,042
   Energy Delivery              1993        133,833               0             0          2,000             na          6,548

Edward Y. Hirata..............  1995        140,000          16,519           270          3,000             na         10,002
Vice President-                 1994        134,467          20,451           405              0             na          9,169
   Regulatory Affairs           1993        129,000               0           540          3,000             na          9,310

Thomas L. Joaquin.............  1995        137,000          17,959             0          3,000             na          4,404
Vice President-                 1994        112,700          22,283             0              0             na          4,219
  Power Supply                  1993        101,567               0             0              0             na          3,943

(1) Mr. Williamson retired as President and CEO effective September 1, 1995 and Mr. May succeeded Mr. Williamson effective the same date.
(2) Includes a one-time lump sum transitional payment of $49,000 for Mr. Williamson and $9,800 for Mr. Oyer in 1994, representing two years of "normalized" insider directors' fees following a decision by the Compensation Committee of the HEI Board of Directors (the Committee) to discontinue all insider directors' fees, effective May 1, 1994. Also includes directors' fees of $7,700 for the period January 1 through April 30, 1994 and $28,000 for 1993 for Mr. Williamson and directors' fees of $1,400 for the period January 1 through April 30, 1994 and $5,600 for 1993 for Mr. Oyer.
(3) The named executive officers are eligible for an incentive award under the Company's annual Executive Incentive Compensation Plan (EICP). EICP bonus payouts are reflected for the year earned.
(4) Covers perquisites of $105,138 for Mr. May for 1993 which he recognized as imputed income under the Internal Revenue Code, including $40,026 for moving expenses grossed up for taxes and $63,282 for closing costs on the sale of his San Diego home grossed up for taxes. Covers interest earned on deferred compensation by Mr. Williamson at above-market interest rates on deferred annual and Long-Term Incentive Plan (LTIP) payouts as well as interest earned at market rates on deferred LTIP payouts in the amount of $86,184 for 1995, $76,465 for 1994 and $68,544 for 1993. Amounts for Mr. Oyer and Mr. Hirata represent above-market earnings on deferred annual payouts.
(5) Except for Mr. Williamson, options granted did not include dividend equivalents.
(6) LTIP payouts are determined in April each year for the three-year cycle ending on December 31 of the previous calendar year; if there is a payout, the amount is reflected as LTIP compensation in the table for the previous year for the named executive officers. In April 1994, LTIP payouts were made for the 1991-1993 performance cycle and are reflected as LTIP compensation in the table for 1993. In April 1995, no LTIP payouts were made for the 1992-1994 performance cycle for the named executive officers. The determination of whether there will be a payout under the 1993-1995 LTIP will not be made until later this year.

(7) Represents amounts accrued by the Company for certain death benefits provided to the named executive officers. Additional information is incorporated by reference to "Other Compensation Plans" on page 21 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 23, 1996.

OPTION GRANTS IN LAST FISCAL YEAR
---------------------------------

The following table shows the HEI stock options which were granted in 1995 to the executives named in the HECO Summary Compensation Table, all of which are nonqualified stock options. The practice of granting stock options, which may include dividend equivalent shares, has been followed each year since 1987.

                                   Number of            Percent of
                                   Securities          Total Options
                                   Underlying           Granted to      Exercise                    Grant Date
                                    Options            Employees in      Price      Expiration       Present
                                 Granted (#)(1)         Fiscal Year     ($/share)       Date       Value ($)(2)
-----------------------------------------------------------------------------------------------------------------
Harwood D. Williamson...........         15,000                  11%      32.83    April 18, 2005     $102,300
T. Michael May..................          4,000                   3       32.83    April 18, 2005       11,280
Paul A. Oyer....................          3,000                   2       32.83    April 18, 2005        8,460
George T. Iwahiro...............          2,000                   1       32.83    April 18, 2005        5,640
Edward Y. Hirata................          3,000                   2       32.83    April 18, 2005        8,460
Thomas L. Joaquin...............          3,000                   2       32.83    April 18, 2005        8,460

(1) For the 15,000 option shares granted with an exercise price of $32.83 per share to Mr. Williamson, additional dividend equivalent shares were granted at no additional cost throughout the four-year vesting period (vesting in equal installments) which began on the date of grant. Dividend equivalents are computed, as of each dividend record date, both with respect to the number of shares under the option and with respect to the number of dividend equivalent shares previously credited to the participant and not issued during the period prior to the dividend record date. No dividend equivalents were granted to the other named executive officers besides Mr. Williamson. Accelerated vesting is provided in the event a Change-in-Control occurs. No stock appreciation rights have been granted under the Company's current benefit plans.

(2) Based on a Binomial Option Pricing Model which is a variation of the Black-Scholes Option Pricing Model. For the stock options granted on April 18, 1995, with a 10-year option period, an exercise price of $32.83, and with additional dividend equivalent shares granted for the first four years of the option (for Mr. Williamson only), the Binomial Value adjusted for forfeiture risk is $6.82 per share. The following assumptions were used in the model: Stock Price: $32.83; Exercise Price: $32.83; Term: 10 years;
    Volatility: 0.333; Interest Rate: 6.25%; and Dividend Rate: 6.57%. The following were the valuation results: Binomial Option Value: $2.82; Dividend Credit Value: $4.00; and Total Value $6.82.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES
-------------------------------------------------------------

The following table shows the stock options, including dividend equivalents, exercised by the named executive officers in 1995. Also shown is the number of unexercised options and the value of unexercised in the money options, including dividend equivalents, at the end of 1995. Under the Stock Option and Incentive Plan, dividend equivalents have been granted to Mr. Williamson as part of the stock option grant, except for the one-time, premium-priced grant to Mr. Williamson in May 1992.

Dividend equivalents permit a participant who exercises a stock option to obtain at no additional cost, in addition to the option shares, the amount of dividends declared on the number of shares of common stock with respect to which the option is exercised during the period between the grant and the exercise of the option. Dividend equivalents are computed, as of each dividend record date throughout the four-year vesting period (vesting in equal installments), which begins on the date of grant, both with respect to the number of shares underlying the option and with respect to the number of dividend equivalent shares previously credited to the executive officer and not issued during the period prior to the dividend record date.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                                                                                    Value of
                                                                                            Number of              Unexercised
                                                                                           Unexercised            In the Money
                                                                                            Options                  Options
                                                                                           (Including              (Including
                                                                                             Dividend                Dividend
                                                Dividend                                   Equivalents)            Equivalents)
                                    Shares     Equivalents     Value         Value          at Fiscal                at Fiscal
                                   Acquired     Acquired      Realized    Realized On       Year-end                Year-end (1)
                                      On           On            On         Dividend     ------------------------------------------
                                   Exercise     Exercise       Options     Equivalents     Exercisable/         Exercisable/
                                     (#)          (#)            ($)          ($)         Unexercisable(#)     Unexercisable ($)
-----------------------------------------------------------------------------------------------------------------------------------
Harwood D. Williamson.............   64,000         10,916    $262,473        $410,245          40,000 / 0        $          0 / 0
T. Michael May....................       --             --          --              --       2,000 / 6,000            960 / 24,640
Paul A. Oyer......................       --             --          --              --       7,678 / 4,500         61,151 / 18,480
George T. Iwahiro.................       --             --          --              --       2,000 / 3,000          6,510 / 12,320
Edward Y. Hirata..................       --             --          --              --       1,500 / 4,500            720 / 18,480
Thomas L. Joaquin.................       --             --          --              --           0 / 3,000              0 / 17,760

(1) Includes exercisable dividend equivalents of $27,900 for Mr. Oyer. All options were in the money (where the option price is less than the closing price on December 29, 1995) except the 1992 premium-priced stock option grant to Mr. Williamson without dividend equivalents with an exercise price of $41.00 per share. Value based on closing price of $38.75 per share on the New York Stock Exchange on December 29, 1995.

LONG-TERM INCENTIVE PLAN AWARDS TABLE
-------------------------------------

A Long-Term Incentive Plan award was made to one of the named executive officers in the HECO Summary Compensation Table, Mr. May. Additional information required under this item is incorporated by reference to page 15 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 23, 1996.

PENSION PLAN
------------

The Retirement Plan for Employees of Hawaiian Electric Industries, Inc. and Participating Subsidiaries (the Retirement Plan) provides a monthly retirement pension for life. Additional information required under this item is incorporated by reference to "Pension Plans" on pages 16 and 17 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 23, 1996. As of December 31, 1995, the named executive officers in the HECO Summary Compensation Table had the following number of years of credited service under the Retirement Plan: Mr. Williamson, 39 years (as of September 1, 1995); Mr. May, 3 years; Mr. Oyer, 29 years; Mr. Iwahiro, 36 years; Mr. Hirata, 9 years; and Mr. Joaquin, 22 years.

CHANGE-IN-CONTROL AGREEMENTS
----------------------------

Mr. May is the only named executive officer in the HECO Summary Compensation Table with whom HEI has a currently applicable Change-in-Control Agreement. Additional information required under this item is incorporated by reference to "Change-in-Control Agreements" on pages 17 and 18 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 23, 1996.

HEI COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
---------------------------------------------------------------

Decisions on executive compensation for the named HECO executive officers are made by the Committee which is composed of five independent nonemployee directors. All decisions by the Committee concerning HECO officers are reviewed by the full HEI Board of Directors except for decisions about HEI's stock-based plans, which are made solely by the Committee in order to satisfy Securities Exchange Act Rule 16b-3, and are reviewed and approved by the HECO Board of Directors. Information required under this item is incorporated by reference to pages 23 and 24 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 23, 1996.

HECO BOARD OF DIRECTORS
-----------------------

Committees of the HECO Board
----------------------------

During 1995, the Board of Directors of HECO had only one standing committee, the Audit Committee, which was comprised of four nonemployee directors: Ben F. Kaito, Chairman, and Mildred D. Kosaki, Diane J. Plotts and Paul C. Yuen. In 1995, the Audit Committee held five meetings to review with management, the internal auditor and HECO's independent auditors the activities of the internal auditor, the results of the annual audit by the independent auditor and the financial statements which are included in HECO's 1995 Annual Report to Stockholder. On December 31, 1995, Ben F. Kaito retired, and on January 16, 1996, Edwin L. Carter was elected a HECO director and was appointed Chairman of the HECO Audit Committee. The Audit Committee holds such meetings as it deems advisable to review the financial operations of HECO.

Remuneration of HECO Directors and attendance at meetings
---------------------------------------------------------

In 1995, Mildred D. Kosaki and Paul C. Yuen were the only nonemployee directors of HECO who were not also directors of HEI. They were paid a retainer of $12,000, one-half of which was distributed in the common stock of HEI pursuant to the HEI Nonemployee Director Stock Plan and one-half of which was distributed in cash. The number of shares of stock distributed was based on a price of $34.375 per share, which is equal to the closing sales price of HEI common stock on the New York Stock Exchange on April 18, 1995, as quoted in "Composite Transactions" in The Wall Street Journal, divided into $6,000, with a cash payment made in lieu of any fractional share. The nonemployee directors of HECO who were also nonemployee directors of HEI did not receive a separate retainer from HECO. In addition, a fee of $700 was paid in cash to each nonemployee director (including nonemployee directors of HECO who are also nonemployee directors of HEI) for each Board and Committee meeting attended by the director. The Chairman of the Audit Committee was paid an additional $100 for each Committee meeting attended. Effective May 1, 1994, employee members of the Board of Directors were no longer compensated for attendance at any meeting of the Board or committees of the Board.

In 1995, there were six regular bi-monthly meetings and one special meeting of the Board of Directors. All incumbent directors, attended at least 75% of the combined total number of meetings of the Board and Committee on which they served.

HECO participates in the Nonemployee Director Retirement Plan, a description of which is incorporated by reference to page 8 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 23, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

HEI:

The information required under this item is incorporated by reference to pages 10 and 11 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 23, 1996.

HECO:

HEI owns all of the common stock of HECO, which is HECO's only class of voting securities. HECO has also issued and has outstanding various series of preferred stock, the holders of which, upon certain defaults in dividend payments, have the right to elect a majority of the directors of HECO.

The following table shows the shares of HEI common stock beneficially owned by each HECO director (other than those who are also directors of HEI), named HECO executive officers as listed in the

Summary Compensation Table on pages 47 and 48 and by HECO directors and officers as a group, as of February 14, 1996, based on information furnished by the respective individuals.

                                                      Amount of Common Stock and
Name of Individual or Group                         Nature of Beneficial Ownership
----------------------------------------------------------------------------------
                                                                      Total
                                                            ----------------------
Directors
---------
Mildred D. Kosaki...........              1,887  (b)                     1,887
                                ---------------

Paul A. Oyer*...............              3,057  (a)
                                          7,678  (d)                    10,735
                                ---------------

Paul C. Yuen................                810  (b)                       810
                                ---------------

Other named executive officers
-----------------------------
George T. Iwahiro...........              6,558  (a)
                                            823  (b)
                                          2,000  (d)                     9,381
                                ---------------

Edward Y. Hirata............              2,989  (a)
                                          1,281  (b)
                                          1,500  (d)                     5,770
                                ---------------

Thomas L. Joaquin...........              2,638  (a)
                                             23  (b)
                                             10  (c)                     2,671
                                ---------------

All directors and executive              35,093  (a)
 officers as a group                     17,006  (b)
 (17 persons)...............                117  (c)
                                        109,661  (d)                   161,877**
                                ---------------

* Also a named executive officer listed in the Summary Compensation Table on pages 47 and 48.

** HECO directors Messrs. Carter, Clarke, Henderson and May and Ms. Plotts, who also serve on the HEI Board of Directors are not shown separately, but are included in the total amount. The information required as to these directors is incorporated by reference to pages 10 and 11 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 23, 1996. Messrs. Clarke and May are also named executive officers listed in the Summary Compensation Table incorporated by reference to pages 12 and 13 of the above-referenced Definitive Proxy Statement of HEI. The number of shares of common stock beneficially owned by any HECO director or by all HECO directors and officers as a group does not exceed 1% of the outstanding common stock of HEI.
(a)    Sole voting and investment power.
(b) Shared voting and investment power (shares registered in name of respective individual and spouse).
(c) Shares owned by spouse, children or other relatives sharing the home of the director or an officer in the group and in which personal interest of the director or officer is disclaimed.
(d) Stock options, including accompanying dividend equivalents shares, exercisable within 60 days after February 14, 1996, under the 1987 Stock Option and Incentive Plan, as amended in 1992.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

HEI:

The information required under this item is incorporated by reference to pages 23 to 25 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 23, 1996.

HECO:

The information required under this item is incorporated by reference to pages 23 to 25 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 23, 1996.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

The following financial statements contained in HEI's 1995 Annual Report to Stockholders and HECO's 1995 Annual Report to Stockholder, portions of which are filed by HEI as Exhibit 13 and, portions of which are filed by HECO as Exhibit 13, respectively, are incorporated by reference in Part II, Item 8, of this Form 10-K:

                                                                        1995 Annual Report to
                                                                       Stockholder(s) (Page/s)
                                                                    ----------------------------
                                                                         HEI          HECO
------------------------------------------------------------------------------------------------
   Independent Auditors' Report..................................        37            31
   Consolidated Statements of Income, Years ended
     December 31, 1995, 1994 and 1993............................        38            11
   Consolidated Statements of Retained Earnings, Years ended
     December 31, 1995, 1994 and 1993............................        38            11
   Consolidated Balance Sheets, December 31, 1995 and 1994.......        39            12
   Consolidated Statements of Capitalization,
     December 31, 1995 and 1994..................................        na           13-14
   Consolidated Statements of Cash Flows, Years ended
     December 31, 1995, 1994 and 1993............................        40            15
   Notes to Consolidated Financial Statements....................      41-61          16-30
------------------------------------------------------------------------------------------------

(a)(2) FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules for HEI and HECO are included in this Report on the pages indicated below:

                                                                        Page/s in Form 10-K
                                                                    ----------------------------
                                                                         HEI          HECO
------------------------------------------------------------------------------------------------
   Independent Auditors' Report...................................       54            55
   Schedule I    Condensed Financial Information of Registrant,
                   Hawaiian Electric Industries, Inc. (Parent
                   Company) as of December 31, 1995 and 1994
                   and Years ended December 31, 1995, 1994 and
                   1993...........................................      56-58          na
   Schedule II   Valuation and Qualifying Accounts, Years
                   ended December 31, 1995, 1994 and 1993.........       59            59

Certain Schedules, other than those listed, are omitted because they are not required, or are not applicable, or the required information is shown in the consolidated financial statements or notes included in HEI's 1995 Annual Report to Stockholders and HECO's 1995 Annual Report to Stockholder, which financial statements are incorporated herein by reference.

(A)(3)  EXHIBITS

Exhibits for HEI and HECO and their subsidiaries are listed in the "Index to Exhibits" found on pages 60 through 66 of this Form 10-K. The exhibits listed for HEI and HECO are listed in the index under the headings "HEI" and "HECO," respectively, except that the exhibits listed under "HECO" are also considered exhibits for HEI.

(B)  REPORTS ON FORM 8-K

HEI AND HECO:

During the fourth quarter of 1995, HEI and HECO filed Current Reports, Forms 8-K, with the SEC dated December 11, 1995 and December 13, 1995. These reports contained information under Item 5, Other events, regarding HECO's receipt of a 1995 final rate order (Form 8-K dated December 11, 1995) and regarding an update of the HELCO power situation and discontinued operations (Form 8-K dated December 13, 1995).

[KPMG Peat Marwick letterhead]



                          Independent Auditors' Report
                          ----------------------------



The Board of Directors
  and Stockholders
Hawaiian Electric Industries, Inc.:

Under date of January 25, 1996, we reported on the consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ KPMG Peat Marwick LLP

Honolulu, Hawaii
January 25, 1996

[KPMG Peat Marwick letterhead]



                          Independent Auditors' Report
                          ----------------------------



The Board of Directors
  and Stockholder
Hawaiian Electric Company, Inc.:

Under date of January 25, 1996, we reported on the consolidated balance sheets and consolidated statements of capitalization of Hawaiian Electric Company, Inc. (a wholly owned subsidiary of Hawaiian Electric Industries, Inc.) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to stockholder. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG Peat Marwick LLP

Honolulu, Hawaii
January 25, 1996

                      Hawaiian Electric Industries, Inc.
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS

                                                             December 31,
                                                      ------------------------
(in thousands)                                              1995        1994
------------------------------------------------------------------------------
ASSETS
Cash and equivalents.................................    $      673   $    223
Advances to and notes receivable from subsidiaries...        40,576     27,696
Accounts receivable..................................         2,404      2,565
Other investments....................................           810        809
Property, plant and equipment, net...................         2,455      2,460
Other assets.........................................         2,537      5,857
Investment in wholly owned subsidiaries, at equity...       967,437    888,651
                                                      ------------------------
                                                         $1,016,892   $928,261
                                                      ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable.....................................    $    7,152   $  9,246
Advances from subsidiaries...........................            --      2,293
Commercial paper.....................................        45,393     12,750
Long-term debt.......................................       223,500    209,500
Deferred income taxes................................         3,053      4,301
Unamortized tax credits..............................            41         29
Other................................................         8,150      8,053
                                                      ------------------------
                                                            287,289    246,172
                                                      ------------------------

Stockholders' equity
Common stock.........................................       585,387    546,254
Retained earnings....................................       144,216    135,835
                                                      ------------------------
                                                            729,603    682,089
                                                      ------------------------
                                                         $1,016,892   $928,261
                                                      ========================

Note to Balance Sheets
----------------------
Long-term debt, consisted of the following:
Promissory notes, 6.3% - 7.6%, due in
 various years through 2005..........................    $  143,000   $113,000
Promissory notes, 8.2% - 9.9%, due in
 various years through 2011..........................        45,500     61,500
Promissory note, variable rate
 (6.32% at December 31, 1995) due 1999...............        35,000     35,000
                                                      ------------------------
                                                         $  223,500   $209,500
                                                      ========================

As of December 31, 1995, HEI guaranteed debt of its subsidiaries and affiliates amounting to $10 million.


The aggregate payments of principal required on long-term debt subsequent to December 31, 1995 are $42 million in 1996, $51 million in 1997, $1 million in 1998, $41 million in 1999, $10 million in 2000 and $79 million thereafter.

                      Hawaiian Electric Industries, Inc.
    SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED) HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME

                                               Years ended December 31,
                                           -------------------------------
(in thousands)                               1995        1994       1993
--------------------------------------------------------------------------
REVENUES.................................. $  2,923    $ 3,318    $  3,353

Equity in income from continuing
 operations of subsidiaries...............   89,198     84,819      74,764
                                           -------------------------------

                                             92,121     88,137      78,117
                                           -------------------------------

EXPENSES:

Operating, administrative and general.....    7,543      7,786       6,897

Taxes, other than income taxes............      282        292         226

Depreciation and amortization of
 property, plant and equipment............      491        587         569
                                           -------------------------------
                                              8,316      8,665       7,692
                                           -------------------------------
                                             83,805     79,472      70,425

Interest expense..........................   17,922     15,195      18,355
                                           -------------------------------

INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAX BENEFIT................   65,883     64,277      52,070

Income tax benefit........................  (11,610)    (8,753)     (9,614)
                                           -------------------------------

Income from continuing operations.........   77,493     73,030      61,684
Loss from discontinued operations,
 net of income tax benefit................       --         --     (13,025)
                                           -------------------------------

NET INCOME................................ $ 77,493    $73,030    $ 48,659
                                           ===============================

                      Hawaiian Electric Industries, Inc.
     SCHEDULE I-- CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED) HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                          Years ended December 31,
                                                                    -----------------------------------
(in thousands)                                                           1995        1994        1993
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations..................................    $ 77,493    $ 73,030    $ 61,684
Adjustments to reconcile income from
 continuing operations to net cash
 provided by operating activities
  Equity in income from continuing
   operations of subsidiaries......................................     (89,198)    (84,819)    (74,764)
  Common stock dividends received
   from subsidiaries...............................................      51,435      43,909      53,305
  Depreciation and amortization of
   property, plant and equipment...................................         491         587         569
  Other amortization...............................................         239         209         294
  Deferred income taxes and tax credits, net.......................      (1,236)        367         232
  Changes in assets and liabilities
   Decrease (increase) in accounts receivable......................         161       4,114      (6,211)
   Increase (decrease) in accounts payable.........................      (2,094)        385     (16,506)
   Changes in other assets and liabilities.........................       1,880     (15,485)     34,733
                                                                    -----------------------------------
                                                                         39,171      22,297      53,336
Cash flows from discontinued operations............................          --          36       2,525
                                                                    -----------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES..........................      39,171      22,333      55,861
                                                                    -----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in advances to and
 notes receivable from subsidiaries................................     (12,880)    (16,141)      8,756
Capital expenditures...............................................        (486)       (177)       (193)
Additional investments in subsidiaries.............................     (39,610)    (25,510)    (65,000)
Other..............................................................          (2)         --          50
                                                                    -----------------------------------
NET CASH USED IN INVESTING ACTIVITIES..............................     (52,978)    (41,828)    (56,387)
                                                                    -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in advances from
 subsidiaries with original maturities
 of three months or less...........................................      (2,293)      2,293        (185)
Repayment of other short-term borrowings...........................          --          --     (36,000)
Net increase in commercial paper...................................      32,643      12,750          --
Proceeds from issuance of long-term debt...........................      30,000      35,000      37,000
Repayment of long-term debt........................................     (16,000)    (26,000)    (22,500)
Net proceeds from issuance of common stock.........................      19,322      13,602      88,658
Common stock dividends.............................................     (49,415)    (47,676)    (42,012)
Other..............................................................          --      (2,634)      1,949
                                                                    -----------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES................      14,257     (12,665)     26,910
                                                                    -----------------------------------
Net increase (decrease) in cash and  equivalents...................         450     (32,160)     26,384
Cash and equivalents, beginning of year............................         223      32,383       5,999
                                                                    -----------------------------------
CASH AND EQUIVALENTS, END OF YEAR..................................    $    673    $    223    $ 32,383
                                                                    ===================================

Supplemental disclosures of noncash activities:
  In 1995 and 1994, $1.3 million and $16.9 million, respectively, of HEI advances to HEIDI were converted to equity in a noncash transaction.
  Common stock dividends reinvested by stockholders in HEI common stock in noncash transactions amounted to $20 million in 1995, $18 million in 1994 and $17 million in 1993.

                      Hawaiian Electric Industries, Inc.
                      and Hawaiian Electric Company, Inc.
               SCHEDULE II  --  VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1995, 1994 and 1993

===================================================================================================================================
                                        Col. A            Col. B             Col. C             Col. D              Col. E
-----------------------------------------------------------------------------------------------------------------------------------

                                                                  Additions
                                                       --------------------------------
                                                        Charged to
                                      Balance at         costs and                                                 Balance at
                                     beginning of         other            Charged to                                end of
(in thousands)                          period           expenses           accounts           Deductions            period
-----------------------------------------------------------------------------------------------------------------------------------
           1995
           ----
Allowance for uncollectible
   accounts
   Hawaiian Electric Company,
     Inc. and subsidiaries.......    $  1,136            $  2,492          $  1,266            $  3,793           $   1,101
   Other companies...............         280                 400                --                  38                 642
                                    ---------           ---------         ---------           ---------           ---------
                                     $  1,416            $  2,892          $  1,266(a)         $  3,831(b)        $   1,743
                                    =========           =========         =========           =========           =========
Allowance for uncollectible
   interest (ASB)................    $  1,101            $    172          $     --            $    --            $   1,273
                                    =========           =========         =========           =========           =========
Allowance for losses
   for loans receivable (ASB)....    $  8,793            $  4,887          $    392(a)         $  1,156(b)        $  12,916
                                    =========           =========         =========           =========           =========

           1994
           ----
Allowance for uncollectible
   accounts
   Hawaiian Electric Company,
     Inc. and subsidiaries.......    $  1,357            $  2,177          $    674            $  3,072           $   1,136
   Other companies...............         220                 130                 2                  72                 280
                                    ---------           ---------         ---------           ---------           ---------
                                     $  1,577            $  2,307          $    676(a)         $  3,144(b)        $   1,416
                                    =========           =========         =========           =========           =========
Allowance for uncollectible
   interest (ASB)................    $    341            $    760          $     --            $     --           $   1,101
                                    =========           =========         =========           =========           =========
Allowance for losses for
   loans receivable (ASB)........    $  5,314            $  3,983          $     67(a)         $    571(b)        $   8,793
                                    =========           =========         =========           =========           =========

           1993
           ----
Allowance for uncollectible
   accounts
   Hawaiian Electric Company,
      Inc. and subsidiaries......    $  1,120            $  1,521          $    815             $  2,099           $   1,357
   Other companies...............         172                 155                 1                  108                 220
                                    ---------           ---------         ---------           ---------           ---------
                                     $  1,292            $  1,676          $    816(a)          $  2,207(b)        $   1,577
                                    =========           =========         =========           =========           =========
Allowance for uncollectible
   interest (ASB)................    $    482            $     --          $     --             $    141           $     341
                                    =========           =========         =========           =========           =========
Allowance for losses for
   loans receivable (ASB)........    $  5,157            $    779          $     36(a)          $    658(b)        $   5,314
                                    =========           =========         =========           =========           =========

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

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

HEI:
----

  3(i).1       HEI's Restated Articles of Incorporation (Exhibit 4(b) to
               Registration No. 33-7895).

  3(i).2 Articles of Amendment of HEI filed June 30, 1990 (Exhibit 4(b) to Registration No. 33-40813).

  3(ii)        HEI's By-Laws (Exhibit 4(c) to Registration No. 33-21761).

  4.1 Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of HEI and its subsidiaries (Exhibit 4.1 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-8503).

  4.2          Indenture, dated as of October 15, 1988, between HEI and
               Citibank, N.A., as Trustee (Exhibit 4 to Registration No. 33-
               25216).

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

  4.7 Pricing Supplement No. 10 to Registration Statement on Form S-3 of HEI (Registration No. 33-58820) filed in connection with the sale of Medium-Term Notes, Series B (Exhibit 4.7 to HEI's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-8503).

 *4.8 Pricing Supplement No. 11 to Registration Statement on Form S-3 of HEI (Registration No. 33-58820) filed on December 1, 1995 in connection with the sale of Medium-Term Notes, Series B.

 *4.9 Pricing Supplement No. 12 to Registration Statement on Form S-3 of HEI (Registration No. 33-58820) filed on February 12, 1996 in connection with the sale of Medium-Term Notes, Series B.


EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

  4.10         Purchase Agreement dated March 7, 1991 among HEI and the
               Purchasers named therein, together with the Notes issued to such Purchasers, each dated March 7, 1991, pursuant to the Purchase
               Agreement (Exhibit 4.5 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-8503).

  4.11 Composite conformed copy of the Note Purchase Agreement dated as of December 16, 1991 among HEI and the Purchasers named therein
               (Exhibit 4.6 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-8503).

 10.1          PUC Order Nos. 7070, 7153, 7203 and 7256 in Docket No. 4337,
               including copy of "Conditions for the Merger and Corporate
               Restructuring of Hawaiian Electric Company, Inc." dated September
               23, 1982 (Exhibit 10 to Amendment No. 1 to Form U-1).

 10.2          Regulatory Capital Maintenance/Dividend Agreement dated May 26,
               1988, between HEI, HEIDI and the Federal Savings and Loan
               Insurance Corporation (by the Federal Home Loan Bank of Seattle)
               (Exhibit (28)-2 to HEI's Current Report on Form 8-K dated May 26,
               1988, File No. 1-8503).

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

 10.4          HEI Executive's Deferred Compensation Plan (Exhibit 10.5 to HEI's
               Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-8503).

 10.5          Retirement Benefit Agreement--Andrew T. F. Ing and HEI (Exhibit
               10(b) to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, File No. 1-8503).

 10.6 1987 Stock Option and Incentive Plan of HEI as amended and restated effective April 21, 1992 (Exhibit A to Proxy Statement of HEI, dated March 6, 1992, for the Annual Meeting of
               Stockholders, File No. 1-8503).

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

 10.10 Change-in-Control Agreement (Exhibit 10.14 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File
               No. 1-8503).

 10.11         Nonemployee Director Retirement Plan, effective as of October 1,
               1989 (Exhibit 10.15 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-8503).



EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

 10.12         HEI 1990 Nonemployee Director Stock Plan (Exhibit 10(a) to HEI's
               Quarterly Report on Form 10-Q for the quarter ended September 30,
               1990, File No. 1-8503).

 10.13         HEI Nonemployee Directors' Deferred Compensation Plan (Exhibit
               10.14 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-8503).

 10.14 HEI and HECO Executives' Deferred Compensation Agreement. The agreement pertains to and is substantially identical for all the HEI and HECO executive officers (Exhibit 10.15 to HEI's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-8503).

 10.15 Settlement Agreement and General Release made and entered into on February 10, 1994, by and between the Insurance Commissioner as Rehabilitator/Liquidator, HIG and its subsidiaries, the Hawaii
               Insurance Guaranty Association, HEI, HEIDI and others. (Exhibit
               10.20 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-8503).

*11 Computation of Earnings per Share of Common Stock. Filed herein as page 67.

*12 Computation of Ratio of Earnings to Fixed Charges. Filed herein as pages 68 and 69.

 13 Pages 25 to 62 of HEI's 1995 Annual Report to Stockholders (with the exception of the data incorporated by reference in Part I,
               Part II, Part III and Part IV, no other data appearing in the 1995 Annual Report to Stockholders is to be deemed filed as part of this Form 10-K Annual Report) (Exhibit 13 to HEI's Current
               Report on Form 8-K dated February 21, 1996, File No. 1-8503).

*21            Subsidiaries of HEI. Filed herein as page 71.

*23            Consent of Independent Auditors. Filed herein as page 73.

*27.1 HEI and subsidiaries financial data schedule, December 31, 1995 and year ended December 31, 1995.

HECO:
-----

  3(i).1       HECO's Certificate of Amendment of Articles of Incorporation
               (filed June 30, 1987) (Exhibit 3.1 to HECO's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1988, File No.
               1-4955).

  3(i).2 Statement of Issuance of Shares of Preferred or Special Classes in Series for HECO Series R Preferred Stock filed December 15,
               1989 (Exhibit 3.1(a) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4955).

  3(i).3 Articles of Amendment to HECO's Amended Articles of Incorporation filed December 21, 1989 (Exhibit 3.1(b) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No
               1-4955).

  3(ii) HECO's By-Laws (Exhibit 3.2 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

  4.1 Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of HECO, HELCO and MECO (Exhibit 4 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

  4.2 Indenture dated as of December 1, 1993 between HECO and The Bank of New York, as Trustee (Exhibit 4(a) to Registration No. 33-
               51025).



EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

  4.3 Indenture dated as of December 1, 1993 among MECO, HECO, as guarantor, and The Bank of New York, as Trustee (Exhibit 4(b) to
               Registration No. 33-51025).

  4.4 Indenture dated as of December 1, 1993 among HELCO, HECO, as guarantor, and The Bank of New York, as Trustee (Exhibit 4(c) to
               Registration No. 33-51025).

  4.5          Officers' Certificate dated as of December 22, 1993, pursuant to
               Sections 102 and 301 of the Indenture dated as of December 1, 1993 between HECO and The Bank of New York, as Trustee, establishing the $20,000,000 Notes, 5.15% Series Due 1996
               (Exhibit 4.5 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-4955)

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



EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

 10.2          Purchase Power Agreement between AES Barbers Point, Inc. and
               HECO, entered into on March 25, 1988 (Exhibit 10(a) to HECO's
               Quarterly Report on Form 10-Q for the quarter ended March 31,
               1988, File No. 1-4955).

 10.2(a) Agreement between HECO and AES Barbers Point, Inc., pursuant to letters dated May 10, 1988 and April 20, 1988 (Exhibit 10.4 to
               HECO's Annual Report on Form 10-K for fiscal year ended December
               31, 1988, File No. 1-4955).

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

 10.3          Amended and Restated Power Purchase Agreement between Hilo Coast
               Processing Company and HELCO dated March 24, 1995 (Exhibit 10 to
               HECO's Quarterly Report on Form 10-Q for the quarter ended March
               31, 1995, File No. 1-4955).

 10.4 Agreement between MECO and Hawaiian Commercial & Sugar Company pursuant to letters dated November 29, 1988 and November 1, 1988
               (Exhibit 10.8 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

 10.4(a)       Amended and Restated Power Purchase Agreement by and between A&B-
               Hawaii, Inc., through its division, Hawaiian Commercial & Sugar
               Company, and MECO, dated November 30, 1989 (Exhibit 10(e) to
               HECO's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1990, File No. 1-4955).

 10.4(b) First Amendment to Amended and Restated Power Purchase Agreement by and between A&B-Hawaii, Inc., through its division, Hawaiian
               Commercial & Sugar Company, and MECO, dated November 1, 1990, amending the Amended and Restated Power Purchase Agreement dated
               November 30, 1989 (Exhibit 10(f) to HECO's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 1990, File No. 1-
               4955).

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

*10.5(b)       Performance Agreement and Fourth Amendment, dated February 12,
               1996, to the Purchase Power Contract dated March 24, 1986 as
               Amended between HELCO and Puna Geothermal Venture.

 10.6          Purchase Power Contract between HECO and the City and County of
               Honolulu dated March 10, 1986 (Exhibit 10.9 to HECO's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4955).



EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

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

*10.8 Low Sulfur Fuel Oil Supply Contract by and between CUSA and HECO dated as of November 20, 1995.

*10.9 Inter-Island Industrial Fuel Oil and Diesel Fuel Contract by and between CUSA and HECO, MECO, HELCO, HTB and YB dated as of November 20, 1995.

*10.10 Facilities and Operating Contract by and between CUSA and HECO dated as of November 20, 1995.

*10.11         Low Sulfur Fuel Oil Supply Contract between BHP and HECO dated
               December 5, 1995.

*10.12 Inter-Island Industrial Fuel Oil and Diesel Fuel Oil Contract by and between BHP and HECO, MECO and HELCO dated December 5, 1995.

 10.13         Low Sulfur Fuel Oil Sale/Purchase Contract between HECO and C.
               Itoh & Co. (America), Inc. dated June 7, 1990 (Exhibit 10(c) to
               HECO's Quarterly Report on Form 10-Q for the quarter ended June
               30, 1990, File No. 1-4955).

 10.14         Contract of private carriage by and between HITI and HELCO dated
               November 10, 1993 (Exhibit 10.13 to HECO's Annual Report on Form
               10-K for the fiscal year ended December 31, 1993, File No. 1-
               4955).

*10.14(a)      Extension, dated December 18, 1995, of the contract of private carriage by and between HITI and HELCO dated November 10, 1993.

 10.15         Contract of private carriage by and between HITI and MECO dated
               November 12, 1993 (Exhibit 10.14 to HECO's Annual Report on Form
               10-K for the fiscal year ended December 1, 1993, File No. 1-
               4955).

*10.15(a)      Extension, dated December 18, 1995, of the contract of private carriage by and between HITI and MECO dated November 12, 1993.

 10.16         HECO Nonemployee Directors' Deferred Compensation Plan (Exhibit
               10.16 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-4955).

 10.17 HEI and HECO Executives' Deferred Compensation Agreement. The agreement pertains to and is substantially identical for all the HEI and HECO executive officers (Exhibit 10.15 to HEI's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-8503).

 *11 Computation of Earnings Per Share of Common Stock. See note on page 2 of HECO's 1995 Annual Report to Stockholder attached as
               HECO Exhibit 13 hereto.

 *12 Computation of Ratio of Earnings to Fixed Charges. Filed herein as page 70.


EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

 *13           Pages 2 to 31 and 33 of HECO's 1995 Annual Report to Stockholder
               (with the exception of the data incorporated by reference in Part
               I, Part II, Part III and Part IV, no other data appearing in the 1995 Annual Report to Stockholder is to be deemed filed as part of this Form 10-K Annual Report).

 *21           Subsidiaries of HECO. Filed herein as page 72.

 *27.2 HECO and subsidiaries financial data schedule, December 31, 1995 and year ended December 31, 1995.

 *99 Reconciliation of electric utility operating income per HEI and HECO Consolidated Statements of Income. Filed herein as page 74.


                                                                  HEI Exhibit 11


                       Hawaiian Electric Industries, Inc.
                       COMPUTATION OF EARNINGS PER SHARE
                                OF COMMON STOCK
            Years ended December 31, 1995, 1994, 1993, 1992 and 1991



(in thousands,
except per share amounts)                  1995       1994       1993        1992       1991
----------------------------------------------------------------------------------------------
NET INCOME (LOSS)

Continuing operations..................  $77,493    $73,030    $ 61,684    $ 61,715    $55,620
Discontinued operations................      --         --      (13,025)    (73,297)      (794)
                                         -------    -------    --------    --------    -------

                                         $77,493    $73,030    $ 48,659    $(11,582)   $54,826
                                         =======    =======    ========    ========    =======

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING....................   29,187     28,137      25,938      24,275     22,882
                                         =======    =======    ========    ========    =======

EARNINGS (LOSS) PER COMMON SHARE

Continuing operations..................  $  2.66    $  2.60    $   2.38    $   2.54    $  2.43
Discontinued operations................      --         --        (0.50)      (3.02)     (0.03)
                                         -------    -------    --------    --------    -------

                                         $  2.66    $  2.60    $   1.88    $  (0.48)   $  2.40
                                         =======    =======    ========    ========    =======

Note: The dilutive effect of stock options is not material.

                                                    HEI Exhibit 12 (page 1 of 2)


                       Hawaiian Electric Industries, Inc.
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
            Years ended December 31, 1995, 1994, 1993, 1992 and 1991




                                                   1995                     1994                   1993
                                        ------------------------   --------------------    -------------------
     (dollars in thousands)                   (1)         (2)         (1)         (2)         (1)        (2)
     ---------------------------------------------------------------------------------------------------------
     FIXED CHARGES
     Total interest charges
      The Company (3).................     $117,494    $206,790    $ 82,306    $158,815    $ 68,254    $145,905
       Proportionate share of
        fifty-percent-owned persons...          867         867         539         539         564         564
     Interest component of rentals....        3,857       3,857       3,819       3,819       3,944       3,944
     Pretax preferred stock dividend
      requirements of subsidiaries....       11,433      11,433      11,899      11,899      11,018      11,018
                                           --------    --------    --------    --------    --------    --------

     TOTAL FIXED CHARGES..............     $133,651    $222,947    $ 98,563    $175,072    $ 83,780    $161,431
                                           ========    ========    ========    ========    ========    ========

     EARNINGS
     Pretax income from continuing
      operations......................     $133,233    $133,233    $126,049    $126,049    $108,770    $108,770
     Fixed charges, as shown..........      133,651     222,947      98,563     175,072      83,780     161,431
     Interest capitalized
      The Company.....................       (6,337)     (6,337)     (4,924)     (4,924)     (3,881)     (3,881)
      Proportionate share of
       fifty-percent-owned persons....         (867)       (867)       (539)       (539)       (408)       (408)
                                           --------    --------    --------    --------    --------    --------

     EARNINGS AVAILABLE FOR FIXED
      CHARGES.........................     $259,680    $348,976    $219,149    $295,658    $188,261    $265,912
                                           ========    ========    ========    ========    ========    ========

     RATIO OF EARNINGS TO FIXED CHARGES        1.94        1.57        2.22        1.69        2.25        1.65
                                           ========    ========    ========    ========    ========    ========

(1) Excluding interest on ASB deposits.

(2) Including interest on ASB deposits.

(3) Total interest charges exclude interest on nonrecourse debt from leveraged leases which is not included in interest expense in HEI's consolidated statements of income.

                                                    HEI Exhibit 12 (page 2 of 2)


                       Hawaiian Electric Industries, Inc.
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
      Years ended December 31, 1995, 1994, 1993, 1992 and 1991--Continued

                                                   1992                      1991
                                           --------------------    ------------------------
     (dollars in thousands)                  (1)         (2)         (1)             (2)
     --------------------------------------------------------------------------------------
     FIXED CHARGES
     Total interest charges
      The Company (3)...................   $ 67,559    $161,756    $ 69,957        $168,691
       Proportionate share of
        fifty-percent-owned persons.....      1,051       1,051       1,875           1,875
     Interest component of rentals......      3,254       3,254       2,231           2,231
     Pretax preferred stock dividend
      requirements of subsidiaries......      9,606       9,606      10,449          10,449
                                           --------    --------    --------        --------

     TOTAL FIXED CHARGES................   $ 81,470    $175,667    $ 84,512        $183,246
                                           ========    ========    ========        ========

     EARNINGS
     Pretax income from continuing
      operations........................   $ 91,244    $ 91,244    $ 87,953        $ 87,953
     Undistributed earnings from less
      than fifty-percent-owned persons..       (244)       (244)       (278)           (278)
     Fixed charges, as shown............     81,470     175,667      84,512         183,246
     Interest capitalized
      The Company.......................     (2,104)     (2,104)     (1,945)         (1,945)
      Proportionate share of
       fifty-percent-owned persons......       (803)       (803)     (1,875)         (1,875)
                                           --------    --------    --------        --------

     EARNINGS AVAILABLE FOR FIXED
      CHARGES...........................   $169,563    $263,760    $168,367        $267,101
                                           ========    ========    ========        ========

     RATIO OF EARNINGS TO FIXED CHARGES.       2.08        1.50        1.99            1.46
                                           ========    ========    ========        ========

(1) Excluding interest on ASB deposits.

(2) Including interest on ASB deposits.

(3) Total interest charges exclude interest on nonrecourse debt from leveraged leases which is not included in interest expense in HEI's consolidated statements of income.

                                                                 HECO Exhibit 12


                        Hawaiian Electric Company, Inc.
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
            Years ended December 31, 1995, 1994, 1993, 1992 and 1991

         (dollars in thousands)              1995        1994        1993        1992        1991
---------------------------------------------------------------------------------------------------
FIXED CHARGES
Total interest charges.................    $ 44,377    $ 37,340    $ 35,287    $ 33,011    $ 33,248
Interest component of rentals..........         672         808         970       1,070       1,130
Pretax preferred stock dividend
  requirements of subsidiaries.........       4,494       4,651       3,425       3,117       3,409
                                        -----------------------------------------------------------

TOTAL FIXED CHARGES....................    $ 49,543    $ 42,799    $ 39,682    $ 37,198    $ 37,787
                                        ===========================================================

EARNINGS
Income before preferred stock
  dividends of HECO....................    $ 77,023    $ 65,961    $ 56,126    $ 53,678    $ 46,210
Fixed charges, as shown................      49,543      42,799      39,682      37,198      37,787
Income taxes (see note below)..........      50,198      43,588      36,897      23,843      23,816
Allowance for borrowed funds used
  during construction..................      (5,112)     (4,043)     (3,869)     (2,095)     (1,307)
                                        -----------------------------------------------------------

EARNINGS AVAILABLE FOR FIXED CHARGES...    $171,652    $148,305    $128,836    $112,624    $106,506
                                        ===========================================================

RATIO OF EARNINGS TO FIXED CHARGES.....        3.46        3.47        3.25        3.03        2.82
                                        ===========================================================

NOTE:
Income taxes is comprised of the
 following
   Income tax expense relating to
     operating income for regulatory
     purposes..........................    $ 50,719    $ 43,820    $ 37,007    $ 26,254    $ 24,137
   Income tax benefit relating to
     nonoperating loss.................        (521)       (232)       (110)     (2,411)       (321)
                                        -----------------------------------------------------------

                                           $ 50,198    $ 43,588    $ 36,897    $ 23,843    $ 23,816
                                        ===========================================================


                                                                  HEI Exhibit 21


                       Hawaiian Electric Industries, Inc.
                         SUBSIDIARIES OF THE REGISTRANT



The following is a list of all subsidiary corporations of the registrant as of March 19, 1996:



            Name                                     Place of incorporation
--------------------------------------------------------------------------------

Hawaiian Electric Company,
 Inc., including subsidiaries Maui Electric
 Company, Limited and Hawaii Electric
 Light Company, Inc. .........................          State of Hawaii

HEI Investment Corp. .........................          State of Hawaii

Lalamilo Ventures, Inc. ......................          State of Hawaii

Malama Pacific Corp., including subsidiaries
 Malama Waterfront Corp., Malama Property
 Investment Corp., Malama Development
 Corp., Malama Realty Corp., Malama Elua
 Corp., TMG Service Corp., Malama Hoaloha
 Corp., Malama Mohala Corp. and Baldwin*Malama
 (a limited partnership in which Malama
 Development Corp. is the sole general
 partner).....................................          State of Hawaii

Hawaiian Tug & Barge
 Corp., including subsidiary Young Brothers,
 Limited......................................          State of Hawaii

HEI Diversified, Inc.,
 including subsidiary American Savings Bank,
 F.S.B. and its subsidiaries, American             State of Hawaii (except
 Savings Investment Services Corp., ASB             American Savings Bank,
 Service Corporation, AdCommunications, Inc.      F.S.B., which is federally
 and Associated Mortgage, Inc. ...............           chartered)

Pacific Energy Conservation Services, Inc. ...          State of Hawaii

HEI Power Corp. ..............................          State of Hawaii

                                                                 HECO Exhibit 21


                        Hawaiian Electric Company, Inc.
                         SUBSIDIARIES OF THE REGISTRANT



The following is a list of all subsidiary corporations of the registrant as of March 19, 1996:


            Name                                     Place of incorporation
--------------------------------------------------------------------------------
Maui Electric Company, Limited................          State of Hawaii

Hawaii Electric Light Company, Inc. ..........          State of Hawaii



[KPMG Peat Marwick letterhead]
                                                                  HEI Exhibit 23



The Board of Directors
Hawaiian Electric Industries, Inc.:

We consent to incorporation by reference in Registration Statement Nos. 33-56561 and 33-58820 on Form S-3 and in Registration Statement Nos. 33-65234 and 33-52911 on Form S-8 of Hawaiian Electric Industries, Inc. of our report dated January 25, 1996, relating to the consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 1995, which report is incorporated by reference in the 1995 annual report on Form 10-K of Hawaiian Electric Industries, Inc. We also consent to incorporation by reference of our report dated January 25, 1996 relating to the financial statement schedules of Hawaiian Electric Industries, Inc. in the aforementioned 1995 annual report on Form 10-K, which report is included in said Form 10-K.



/s/ KPMG Peat Marwick LLP

Honolulu, Hawaii
March 19, 1996

                                                                 HECO Exhibit 99

                        Hawaiian Electric Company, Inc.
                  RECONCILIATION OF ELECTRIC UTILITY OPERATING
                      INCOME PER HEI AND HECO CONSOLIDATED
                              STATEMENTS OF INCOME


                                               Years ended December 31,
                                        -----------------------------------
(in thousands)                               1995        1994        1993
---------------------------------------------------------------------------


[S]                                        [C]         [C]         [C]
Operating income from regulated
 and nonregulated activities
 before income taxes (per HEI
 Consolidated Statements of Income)....    $159,043    $136,628    $119,565




Deduct:
 Income taxes on regulated activities..     (50,719)    (43,820)    (37,007)
 Revenues from nonregulated activities.      (6,732)     (6,411)     (5,100)


Add:
 Expenses from nonregulated activities.       1,130         915         627
                                        -----------------------------------

Operating income from regulated
 activities after income taxes
 (per HECO Consolidated Statements
 of Income)............................    $102,722    $ 87,312    $ 78,085
                                        ===================================

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


HAWAIIAN ELECTRIC INDUSTRIES, INC.               HAWAIIAN ELECTRIC COMPANY, INC.
                      (Registrant)                                  (Registrant)


By  /s/ Robert F. Mougeot                         By  /s/ Paul Oyer
   ----------------------                           ---------------------
    Robert F. Mougeot                                 Paul A. Oyer
    Financial Vice President and                      Financial Vice President,
     Chief Financial Officer of HEI                   Treasurer and Director
    (Principal Financial Officer of HEI)              of HECO (Principal
                                                      Financial Officer of HECO)

Date:  March 19, 1996                             Date:  March 19, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on March 19, 1996. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named companies and any subsidiaries thereof.

 SIGNATURE                 TITLE
------------------------   --------------------------------------------

/s/ Robert F. Clarke       President and Director of HEI
------------------------   Chairman of the Board of Directors of HECO
Robert F. Clarke           (Chief Executive Officer of HEI)



/s/ T. Michael May         Director of HEI
------------------------   President and Director of HECO
T. Michael May             (Chief Executive Officer of HECO)



/s/ Robert F. Mougeot      Financial Vice President and
------------------------     Chief Financial Officer of HEI
Robert F. Mougeot          (Principal Financial Officer of HEI)


/s/ Curtis Y. Harada       Controller of HEI
------------------------   (Principal Accounting Officer of HEI)
Curtis Y. Harada


/s/ Paul Oyer              Financial Vice President, Treasurer and
------------------------     Director of HECO
Paul A. Oyer               (Principal Financial Officer of HECO)

  SIGNATURE                TITLE
------------------------   -----------------------------------------


/s/ Ernest T. Shiraki      Controller of HECO
------------------------   (Principal Accounting Officer of HECO)
Ernest T. Shiraki


/s/ Don E. Carroll         Director of HEI
------------------------
Don E. Carroll


/s/ Edwin L. Carter        Director of HEI and HECO
------------------------
Edwin L. Carter


/s/ John D. Field          Director of HEI
------------------------
John D. Field


/s/ Richard Henderson      Director of HEI and HECO
------------------------
Richard Henderson


/s/ Mildred D. Kosaki      Director of HECO
------------------------
Mildred D. Kosaki


                           Director of HEI
------------------------
Victor Hao Li


/s/ Bill D. Mills          Director of HEI
------------------------
Bill D. Mills


                           Director of HEI
------------------------
A. Maurice Myers


/s/ Ruth M. Ono            Director of HEI
------------------------
Ruth M. Ono

                             ----------------------


 SIGNATURE                   TITLE
--------------------------   -----------------------------


/s/ Diane J. Plotts          Director of HEI and HECO
--------------------------
Diane J. Plotts


/s/ James K. Scott           Director of HEI
--------------------------
James K. Scott


                             Director of HEI
--------------------------
Oswald K. Stender


/s/ Kelvin H. Taketa         Director of HEI
--------------------------
Kelvin H. Taketa


/s/ Jeffrey N. Watanabe      Director of HEI
--------------------------
Jeffrey N. Watanabe


/s/ Paul C. Yuen             Director of HECO
--------------------------
Paul C. Yuen