Form 10-K405/A
period 1995-12-31
HAWAIIAN ELECTRIC CO INC; HAWAIIAN ELECTRIC INDUSTRIES INC
filed 1996-05-21
CIK 46207, 354707

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                 FORM 10-K/A

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995
                                       OR
           [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


COMMISSION      REGISTRANT; STATE OF INCORPORATION;          I.R.S. EMPLOYER
FILE NUMBER        ADDRESS; AND TELEPHONE NUMBER            IDENTIFICATION NO.
- -----------     -----------------------------------         ------------------

 1-8503         HAWAIIAN ELECTRIC INDUSTRIES, INC.              99-0208097
                (A Hawaii Corporation)
                900 Richards Street
                Honolulu, Hawaii 96813
                Telephone (808) 543-5662

 1-4955         HAWAIIAN ELECTRIC COMPANY, INC.                 99-0040500
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

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

The following financial statements contained in HEI's 1995 Annual Report to Stockholders and HECO's 1995 Annual Report to Stockholder, portions of which are filed by HEI as Exhibit 13 and, portions of which are filed by HECO as Exhibit 13, respectively, are incorporated by reference in Part II, Item 8, of this Form 10-K:

                                                                        1995 Annual Report to
                                                                       Stockholder(s) (Page/s)
                                                                    ----------------------------
                                                                         HEI          HECO
- ------------------------------------------------------------------------------------------------
   Independent Auditors' Report..................................        37            31
   Consolidated Statements of Income, Years ended
     December 31, 1995, 1994 and 1993............................        38            11
   Consolidated Statements of Retained Earnings, Years ended
     December 31, 1995, 1994 and 1993............................        38            11
   Consolidated Balance Sheets, December 31, 1995 and 1994.......        39            12
   Consolidated Statements of Capitalization,
     December 31, 1995 and 1994..................................        na           13-14
   Consolidated Statements of Cash Flows, Years ended
     December 31, 1995, 1994 and 1993............................        40            15
   Notes to Consolidated Financial Statements....................      41-61          16-30
- ------------------------------------------------------------------------------------------------

(a)(2) FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules for HEI and HECO are included in this Report on the pages indicated below:

                                                                        Page/s in Form 10-K
                                                                    ----------------------------
                                                                         HEI          HECO
- ------------------------------------------------------------------------------------------------
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



/s/ KPMG Peat Marwick LLP

Honolulu, Hawaii
January 25, 1996

                      Hawaiian Electric Industries, Inc.
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS

                                                             December 31,
                                                      ------------------------
(in thousands)                                              1995        1994
- ------------------------------------------------------------------------------
ASSETS
Cash and equivalents.................................    $      673   $    223
Advances to and notes receivable from subsidiaries...        40,576     27,696
Accounts receivable..................................         2,404      2,565
Other investments....................................           810        809
Property, plant and equipment, net...................         2,455      2,460
Other assets.........................................         2,537      5,857
Investment in wholly owned subsidiaries, at equity...       967,437    888,651
                                                      ------------------------
                                                         $1,016,892   $928,261
                                                      ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable.....................................    $    7,152   $  9,246
Advances from subsidiaries...........................            --      2,293
Commercial paper.....................................        45,393     12,750
Long-term debt.......................................       223,500    209,500
Deferred income taxes................................         3,053      4,301
Unamortized tax credits..............................            41         29
Other................................................         8,150      8,053
                                                      ------------------------
                                                            287,289    246,172
                                                      ------------------------

Stockholders' equity
Common stock.........................................       585,387    546,254
Retained earnings....................................       144,216    135,835
                                                      ------------------------
                                                            729,603    682,089
                                                      ------------------------
                                                         $1,016,892   $928,261
                                                      ========================

Note to Balance Sheets
- ----------------------
Long-term debt, consisted of the following:
Promissory notes, 6.3% - 7.6%, due in
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
                         CONDENSED STATEMENTS OF INCOME

                                               Years ended December 31,
                                           -------------------------------
(in thousands)                               1995        1994       1993
- --------------------------------------------------------------------------
REVENUES.................................. $  2,923    $ 3,318    $  3,353

Equity in income from continuing
 operations of subsidiaries...............   89,198     84,819      74,764
                                           -------------------------------

                                             92,121     88,137      78,117
                                           -------------------------------

EXPENSES:

Operating, administrative and general.....    7,543      7,786       6,897

Taxes, other than income taxes............      282        292         226

Depreciation and amortization of
 property, plant and equipment............      491        587         569
                                           -------------------------------
                                              8,316      8,665       7,692
                                           -------------------------------
                                             83,805     79,472      70,425

Interest expense..........................   17,922     15,195      18,355
                                           -------------------------------

INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAX BENEFIT................   65,883     64,277      52,070

Income tax benefit........................  (11,610)    (8,753)     (9,614)
                                           -------------------------------

Income from continuing operations.........   77,493     73,030      61,684
Loss from discontinued operations,
 net of income tax benefit................       --         --     (13,025)
                                           -------------------------------

NET INCOME................................ $ 77,493    $73,030    $ 48,659
                                           ===============================

                      Hawaiian Electric Industries, Inc.
     SCHEDULE I-- CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED) HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                          Years ended December 31,
                                                                    -----------------------------------
(in thousands)                                                           1995        1994        1993
- -------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations..................................    $ 77,493    $ 73,030    $ 61,684
Adjustments to reconcile income from
 continuing operations to net cash
 provided by operating activities
  Equity in income from continuing
   operations of subsidiaries......................................     (89,198)    (84,819)    (74,764)
  Common stock dividends received
   from subsidiaries...............................................      51,435      43,909      53,305
  Depreciation and amortization of
   property, plant and equipment...................................         491         587         569
  Other amortization...............................................         239         209         294
  Deferred income taxes and tax credits, net.......................      (1,236)        367         232
  Changes in assets and liabilities
   Decrease (increase) in accounts receivable......................         161       4,114      (6,211)
   Increase (decrease) in accounts payable.........................      (2,094)        385     (16,506)
   Changes in other assets and liabilities.........................       1,880     (15,485)     34,733
                                                                    -----------------------------------
                                                                         39,171      22,297      53,336
Cash flows from discontinued operations............................          --          36       2,525
                                                                    -----------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES..........................      39,171      22,333      55,861
                                                                    -----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in advances to and
 notes receivable from subsidiaries................................     (12,880)    (16,141)      8,756
Capital expenditures...............................................        (486)       (177)       (193)
Additional investments in subsidiaries.............................     (39,610)    (25,510)    (65,000)
Other..............................................................          (2)         --          50
                                                                    -----------------------------------
NET CASH USED IN INVESTING ACTIVITIES..............................     (52,978)    (41,828)    (56,387)
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
                  Years ended December 31, 1995, 1994 and 1993

===================================================================================================================================
                                        Col. A            Col. B             Col. C             Col. D              Col. E
- -----------------------------------------------------------------------------------------------------------------------------------

                                                                  Additions
                                                       --------------------------------
                                                        Charged to
                                      Balance at         costs and                                                 Balance at
                                     beginning of         other            Charged to                                end of
(in thousands)                          period           expenses           accounts           Deductions            period
- -----------------------------------------------------------------------------------------------------------------------------------
           1995
           ----
Allowance for uncollectible
   accounts
   Hawaiian Electric Company,
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

EXHIBIT NO.                             DESCRIPTION
- -----------                             -----------

HEI:
- ----

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

  4.7 Pricing Supplement No. 10 to Registration Statement on Form S-3 of HEI (Registration No. 33-58820) filed in connection with the sale of Medium-Term Notes, Series B (Exhibit 4.7 to HEI's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-8503).

  4.8 Pricing Supplement No. 11 to Registration Statement on Form S-3 of HEI (Registration No. 33-58820) filed on December 1, 1995 in connection with the sale of Medium-Term Notes, Series B (Exhibit
               4.8 to HEI's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1995, File No. 1-8503).

  4.9 Pricing Supplement No. 12 to Registration Statement on Form S-3 of HEI (Registration No. 33-58820) filed on February 12, 1996 in connection with the sale of Medium-Term Notes, Series B (Exhibit
               4.9 to HEI's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1995, File No. 1-8503).


EXHIBIT NO.                             DESCRIPTION
- -----------                             -----------

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



EXHIBIT NO.                             DESCRIPTION
- -----------                             -----------

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

*21            Subsidiaries of HEI. Filed herein as page 71.

*23            Consent of Independent Auditors. Filed herein as page 73.

 27.1 HEI and subsidiaries financial data schedule, December 31, 1995 and year ended December 31, 1995 (Exhibit 27.1 to HEI's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-8503).

HECO:
- -----

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

  4.2 Indenture dated as of December 1, 1993 between HECO and The Bank of New York, as Trustee (Exhibit 4(a) to Registration No. 33-
               51025).



EXHIBIT NO.                             DESCRIPTION
- -----------                             -----------

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



EXHIBIT NO.                             DESCRIPTION
- -----------                             -----------

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

 10.5(b)       Performance Agreement and Fourth Amendment, dated February 12,
               1996, to the Purchase Power Contract dated March 24, 1986 as
               Amended between HELCO and Puna Geothermal Venture. (Exhibit
               10.5(b) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4955).

 10.6          Purchase Power Contract between HECO and the City and County of
               Honolulu dated March 10, 1986 (Exhibit 10.9 to HECO's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4955).



EXHIBIT NO.                             DESCRIPTION
- -----------                             -----------

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

               (Confidential treatment has been requested for portions of this Exhibit.)

*10.9 Inter-Island Industrial Fuel Oil and Diesel Fuel Contract by and between CUSA and HECO, MECO, HELCO, HTB and YB dated as of November 20, 1995.

               (Confidential treatment has been requested for portions of this Exhibit.)

 10.10 Facilities and Operating Contract by and between CUSA and HECO dated as of November 20, 1995. (Exhibit 10.10 to HECO's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4955).

*10.11         Low Sulfur Fuel Oil Supply Contract between BHP and HECO dated
               December 5, 1995.

               (Confidential treatment has been requested for portions of this Exhibit.)

*10.12 Inter-Island Industrial Fuel Oil and Diesel Fuel Oil Contract by and between BHP and HECO, MECO and HELCO dated December 5, 1995.

               (Confidential treatment has been requested for portions of this Exhibit.)

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

 10.14(a) Extension, dated December 18, 1995, of the contract of private carriage by and between HITI and HELCO dated November 10, 1993.
               (Exhibit 10.14(a) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4955).

 10.15         Contract of private carriage by and between HITI and MECO dated
               November 12, 1993 (Exhibit 10.14 to HECO's Annual Report on Form
               10-K for the fiscal year ended December 1, 1993, File No. 1-
               4955).

 10.15(a) Extension, dated December 18, 1995, of the contract of private carriage by and between HITI and MECO dated November 12, 1993.
               (Exhibit 10.15(a) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4955).

 10.16         HECO Nonemployee Directors' Deferred Compensation Plan (Exhibit
               10.16 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-4955).

 10.17 HEI and HECO Executives' Deferred Compensation Agreement. The agreement pertains to and is substantially identical for all the HEI and HECO executive officers (Exhibit 10.15 to HEI's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-8503).

  11 Computation of Earnings Per Share of Common Stock. See note on page 2 of HECO's 1995 Annual Report to Stockholder (HECO Exhibit
               13).

 *12 Computation of Ratio of Earnings to Fixed Charges. Filed herein as page 70.


EXHIBIT NO.                             DESCRIPTION
- -----------                             -----------

  13           Pages 2 to 31 and 33 of HECO's 1995 Annual Report to Stockholder
               (with the exception of the data incorporated by reference in Part
               I, Part II, Part III and Part IV, no other data appearing in the 1995 Annual Report to Stockholder is to be deemed filed as part of this Form 10-K Annual Report) (Exhibit 13 to HECO's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4955).

 *21           Subsidiaries of HECO. Filed herein as page 72.

  27.2 HECO and subsidiaries financial data schedule, December 31, 1995 and year ended December 31, 1995 (Exhibit 27.2 to HECO's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4955).

 *99 Reconciliation of electric utility operating income per HEI and HECO Consolidated Statements of Income. Filed herein as page 74.


                                                                  HEI Exhibit 11


                       Hawaiian Electric Industries, Inc.
                       COMPUTATION OF EARNINGS PER SHARE
                                OF COMMON STOCK
            Years ended December 31, 1995, 1994, 1993, 1992 and 1991



(in thousands,
except per share amounts)                  1995       1994       1993        1992       1991
- ----------------------------------------------------------------------------------------------
NET INCOME (LOSS)

Continuing operations..................  $77,493    $73,030    $ 61,684    $ 61,715    $55,620
Discontinued operations................      --         --      (13,025)    (73,297)      (794)
                                         -------    -------    --------    --------    -------

                                         $77,493    $73,030    $ 48,659    $(11,582)   $54,826
                                         =======    =======    ========    ========    =======

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING....................   29,187     28,137      25,938      24,275     22,882
                                         =======    =======    ========    ========    =======

EARNINGS (LOSS) PER COMMON SHARE

Continuing operations..................  $  2.66    $  2.60    $   2.38    $   2.54    $  2.43
Discontinued operations................      --         --        (0.50)      (3.02)     (0.03)
                                         -------    -------    --------    --------    -------

                                         $  2.66    $  2.60    $   1.88    $  (0.48)   $  2.40
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

                                                                 HECO Exhibit 12


                        Hawaiian Electric Company, Inc.
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
            Years ended December 31, 1995, 1994, 1993, 1992 and 1991

         (dollars in thousands)              1995        1994        1993        1992        1991
- ---------------------------------------------------------------------------------------------------
FIXED CHARGES
Total interest charges.................    $ 44,377    $ 37,340    $ 35,287    $ 33,011    $ 33,248
Interest component of rentals..........         672         808         970       1,070       1,130
Pretax preferred stock dividend
  requirements of subsidiaries.........       4,494       4,651       3,425       3,117       3,409
                                        -----------------------------------------------------------

TOTAL FIXED CHARGES....................    $ 49,543    $ 42,799    $ 39,682    $ 37,198    $ 37,787
                                        ===========================================================

EARNINGS
Income before preferred stock
  dividends of HECO....................    $ 77,023    $ 65,961    $ 56,126    $ 53,678    $ 46,210
Fixed charges, as shown................      49,543      42,799      39,682      37,198      37,787
Income taxes (see note below)..........      50,198      43,588      36,897      23,843      23,816
Allowance for borrowed funds used
  during construction..................      (5,112)     (4,043)     (3,869)     (2,095)     (1,307)
                                        -----------------------------------------------------------

EARNINGS AVAILABLE FOR FIXED CHARGES...    $171,652    $148,305    $128,836    $112,624    $106,506
                                        ===========================================================

RATIO OF EARNINGS TO FIXED CHARGES.....        3.46        3.47        3.25        3.03        2.82
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
                                        ===========================================================


                                                                  HEI Exhibit 21


                       Hawaiian Electric Industries, Inc.
                         SUBSIDIARIES OF THE REGISTRANT



The following is a list of all subsidiary corporations of the registrant as of March 19, 1996:



            Name                                     Place of incorporation
- --------------------------------------------------------------------------------

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

HEI Power Corp. ..............................          State of Hawaii

                                                                 HECO Exhibit 21


                        Hawaiian Electric Company, Inc.
                         SUBSIDIARIES OF THE REGISTRANT



The following is a list of all subsidiary corporations of the registrant as of March 19, 1996:


            Name                                     Place of incorporation
- --------------------------------------------------------------------------------
Maui Electric Company, Limited................          State of Hawaii

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



/s/ KPMG Peat Marwick LLP

Honolulu, Hawaii
March 19, 1996

                                                                 HECO Exhibit 99

                        Hawaiian Electric Company, Inc.
                  RECONCILIATION OF ELECTRIC UTILITY OPERATING
                      INCOME PER HEI AND HECO CONSOLIDATED
                              STATEMENTS OF INCOME


                                               Years ended December 31,
                                        -----------------------------------
(in thousands)                               1995        1994        1993
- ---------------------------------------------------------------------------


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


HAWAIIAN ELECTRIC INDUSTRIES, INC.          HAWAIIAN ELECTRIC COMPANY, INC.
                      (Registrant)                             (Registrant)


By  /s/ Curtis Y. Harada                    By  /s/ Paul Oyer
   ----------------------                      ---------------------

    Curtis Y. Harada                            Paul A. Oyer
                                                Financial Vice President,
    Controller of HEI                           Treasurer and Director of HECO
    (Principal Accounting Officer               (Principal Financial Officer
    of HEI)                                     of HECO)


Date:  April 30, 1996                           Date:  April 30, 1996