Form 10-Q
period 2003-03-31
HAWAIIAN ELECTRIC CO INC; HAWAIIAN ELECTRIC INDUSTRIES INC
filed 2003-05-09
CIK 46207, 354707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Exact Name of Registrant as Specified in Its Charter	Commission File Number	I.R.S. Employer Identification No.

HAWAIIAN ELECTRIC INDUSTRIES, INC.	1-8503	99-0208097

and Principal Subsidiary

HAWAIIAN ELECTRIC COMPANY, INC.	1-4955	99-0040500

State of Hawaii

(State or other jurisdiction of incorporation or organization)

900 Richards Street, Honolulu, Hawaii 96813

(Address of principal executive offices and zip code)

Hawaiian Electric Industries, Inc. — (808) 543-5662
Hawaiian Electric Company, Inc. — (808) 543-7771

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether Registrant Hawaiian Electric Industries, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate by check mark whether Registrant Hawaiian Electric Company, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding May 1, 2003

Hawaiian Electric Industries, Inc. (Without Par Value)	37,129,207 Shares
Hawaiian Electric Company, Inc. ($6 2/3 Par Value)	12,805,843 Shares (not publicly traded)

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended March 31, 2003

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended March 31, 2003

GLOSSARY OF TERMS

Terms	Definitions

AES Hawaii	AES Hawaii, Inc., formerly known as AES Barbers Point, Inc.

AFUDC	Allowance for funds used during construction

ASB

American Savings Bank, F.S.B., a wholly owned subsidiary of HEI Diversified, Inc. and parent company of American Savings Investment Services Corp. (and its subsidiary since March 15, 2001, Bishop Insurance Agency of Hawaii, Inc.), ASB Service Corporation, AdCommunications, Inc., American Savings Mortgage Co., Inc. and ASB Realty Corporation

BLNR	Board of Land and Natural Resources of the State of Hawaii

CDUP	Conservation District Use Permit

CEPALCO	Cagayan Electric Power & Light Co., Inc.

Company

Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc., Maui Electric Company, Limited, Hawaii Electric Light Company, Inc., HECO Capital Trust I, HECO Capital Trust II, Renewable Hawaii, Inc., HEI Diversified, Inc., American Savings Bank, F.S.B. and its subsidiaries, Pacific Energy Conservation Services, Inc., HEI District Cooling, Inc., ProVision Technologies, Inc., HEI Properties, Inc., HEI Leasing, Inc., Hycap Management, Inc., Hawaiian Electric Industries Capital Trust I, Hawaiian Electric Industries Capital Trust II, Hawaiian Electric Industries Capital Trust III, HEI Preferred Funding, LP, The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.), HEI Power Corp. and its subsidiaries and Malama Pacific Corp. and its subsidiaries

Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii

D&O	Decision and order

DLNR	Department of Land and Natural Resources of the State of Hawaii

DOH	Department of Health of the State of Hawaii

DRIP	HEI Dividend Reinvestment and Stock Purchase Plan

EAB	Environmental Appeals Board

EPA	Environmental Protection Agency - federal

GLOSSARY OF TERMS, continued

Terms	Definitions

FASB	Financial Accounting Standards Board

Federal	U.S. Government

FHLB	Federal Home Loan Bank

GAAP	Accounting principles generally accepted in the United States of America

HECO

Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Maui Electric Company, Limited, Hawaii Electric Light Company, Inc., HECO Capital Trust I, HECO Capital Trust II and Renewable Hawaii, Inc.

HEI

Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., HEI Diversified, Inc., Pacific Energy Conservation Services, Inc., HEI District Cooling, Inc., ProVision Technologies, Inc., HEI Properties, Inc., HEI Leasing, Inc., Hycap Management, Inc., Hawaiian Electric Industries Capital Trust I, Hawaiian Electric Industries Capital Trust II, Hawaiian Electric Industries Capital Trust III, The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.), HEI Power Corp. and Malama Pacific Corp.

HEIDI	HEI Diversified, Inc., a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.

HEIII	HEI Investments, Inc. (formerly HEI Investment Corp.), a subsidiary of HEI Power Corp.

HEIPC

HEI Power Corp., a wholly owned subsidiary of Hawaiian Electric Industries, Inc., and the parent company of several subsidiaries. On October 23, 2001, the HEI Board of Directors adopted a formal plan to exit the international power business (engaged in by HEIPC and its subsidiaries).

HEIPC Group	HEI Power Corp. and its subsidiaries

HELCO	Hawaii Electric Light Company, Inc., a wholly owned electric utility subsidiary of Hawaiian Electric Company, Inc.

HTB	Hawaiian Tug & Barge Corp. On November 10, 1999, HTB sold substantially all of its operating assets and the stock of Young Brothers, Limited, and changed its name to The Old Oahu Tug Service, Inc.

GLOSSARY OF TERMS, continued

Terms	Definitions

IPP	Independent power producer

KWH	Kilowatthour

LUC	Hawaii State Land Use Commission

MECO	Maui Electric Company, Limited, a wholly owned electric utility subsidiary of Hawaiian Electric Company, Inc.

MW	Megawatt

OTS	Office of Thrift Supervision, Department of Treasury

PBR	Performance-based rate-making

PPA	Power purchase agreement

PRPs	Potentially responsible parties

PUC	Public Utilities Commission of the State of Hawaii

RFEIS	Revised Final Environmental Impact Statement

RHI	Renewable Hawaii, Inc.

ROACE	Return on average common equity

SEC	Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards

TOOTS

The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp. (HTB)), a wholly owned subsidiary of Hawaiian Electric Industries, Inc. On November 10, 1999, HTB sold Young Brothers, Limited and substantially all of HTB’s operating assets and changed its name

YB	Young Brothers, Limited, which was sold on November 10, 1999, was formerly a wholly owned subsidiary of Hawaiian Tug & Barge Corp.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

          This report and other presentations made by Hawaiian Electric Industries, Inc. (HEI) and Hawaiian Electric Company, Inc. (HECO) and their subsidiaries contain “forward-looking statements,” which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates” or similar expressions. In addition, any statements concerning future financial performance (including future revenues, expenses, earnings or losses or growth rates), ongoing business strategies or prospects and possible future actions, which may be provided by management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and assumptions about HEI and its subsidiaries (including HECO and its subsidiaries), the performance of the industries in which they do business and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.

          Risks, uncertainties and other important factors that could cause actual results to differ materially from those in forward-looking statements and from historical results include, but are not limited to, the following:

•	the effects of international, national and local economic conditions, including the condition of the Hawaii tourist and construction industries and the Hawaii and continental U.S. housing markets;
•	the effects of weather and natural disasters;
•	the effects of terrorist acts, the war on terrorism, the war in Iraq, potential conflict or crisis with North Korea and other global developments, including Severe Acute Respiratory Syndrome (SARS);
•	the timing and extent of changes in interest rates;
•	the risks inherent in changes in the value of and market for securities available for sale and pension and other retirement plan assets;
•	changes in assumptions used to calculate retirement benefits costs and changes in funding requirements;
•	product demand and market acceptance risks;
•	increasing competition in the electric utility and banking industries;
•	capacity and supply constraints or difficulties;
•	fuel oil price changes, performance by suppliers of their fuel oil delivery obligations and the continued availability to the electric utilities of their energy cost adjustment clauses;
•	the ability of independent power producers to deliver the firm capacity anticipated in their power purchase agreements;
•	the ability of the electric utilities to negotiate favorable collective bargaining agreements;
•	new technological developments that could affect the operations and prospects of HEI’s subsidiaries (including HECO and its subsidiaries) or their competitors;
•

federal, state and international governmental and regulatory actions, including changes in laws, rules and regulations applicable to HEI, HECO and their subsidiaries; decisions by the Hawaii Public Utilities Commission (PUC) in rate cases and other proceedings and by other agencies and courts on land use, environmental and other permitting issues; required corrective actions (such as with respect to environmental conditions, capital adequacy and business practices); and changes in taxation;

•	the risks associated with the geographic concentration of HEI’s businesses;
•	the effects of changes in accounting principles applicable to HEI, HECO and their subsidiaries;
•	the effects of changes by securities rating agencies in the ratings of the securities of HEI and HECO;
•	the results of financing efforts;
•

faster than expected loan prepayments that can cause an acceleration of the amortization of premiums on loans and investments and the impairment of mortgage servicing rights of American Savings Bank, F.S.B. (ASB);

•	the ultimate net proceeds from the disposition of assets and settlement of liabilities of discontinued or sold operations;
•	the ultimate outcome of tax positions taken by HEI and its subsidiaries, including with respect to ASB’s real estate investment trust subsidiary and HEI’s discontinued operations;
•	the risks of suffering losses that are uninsured; and
•	other risks or uncertainties described elsewhere in this report and in other periodic reports previously and subsequently filed by HEI and/or HECO with the Securities and Exchange Commission (SEC).

Forward-looking statements speak only as of the date of the report, presentation or filing in which they are made.

v

PART I - FINANCIAL INFORMATION

Item 1.     Financial statements
 Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated balance sheets  (unaudited)

(in thousands)	March 31, 2003	December 31, 2002

Assets
Cash and equivalents	$316,481	$244,525
Accounts receivable and unbilled revenues, net	171,747	176,327
Available-for-sale investment and mortgage-related securities	1,799,368	1,960,288
Available-for-sale mortgage-related securities pledged for repurchase agreements	989,745	784,362
Held-to-maturity investment securities	91,035	89,545
Loans receivable, net	3,038,671	2,993,989
Property, plant and equipment, net of accumulated depreciation of $1,465,054 and $1,437,366	2,075,007	2,079,325
Regulatory assets	104,558	105,568
Other	345,858	345,002
Goodwill and other intangibles.	95,514	97,572

	$9,027,984	$8,876,503

Liabilities and stockholders’ equity
Liabilities
Accounts payable	$142,565	$134,416
Deposit liabilities	3,815,201	3,800,772
Securities sold under agreements to repurchase	845,959	667,247
Advances from Federal Home Loan Bank	1,057,252	1,176,252
Long-term debt, net	1,189,265	1,106,270
Deferred income taxes	230,689	235,431
Contributions in aid of construction	220,340	218,094
Other	239,641	257,315

	7,740,912	7,595,797

HEI- and HECO-obligated preferred securities of trust subsidiaries directly or indirectly holding solely HEI and HEI-guaranteed and HECO and HECO-guaranteed subordinated debentures	200,000	200,000
Preferred stock of subsidiaries - not subject to mandatory redemption	34,406	34,406

	234,406	234,406

Stockholders’ equity
Preferred stock, no par value, authorized 10,000 shares; issued: none	—	—
Common stock, no par value, authorized 100,000 shares; issued and outstanding: 37,060 shares and 36,809 shares	849,222	839,503
Retained earnings	177,590	176,118
Accumulated other comprehensive income	25,854	30,679

	1,052,666	1,046,300

	$9,027,984	$8,876,503

See accompanying “Notes to consolidated financial statements.”

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated statements of income (unaudited)

Three months ended March 31	2003	2002

(in thousands, except per share amounts and ratio of earnings to fixed charges)
Revenues
Electric utility.	$328,912	$278,331
Bank	95,102	98,842
Other	622	263

	424,636	377,436

Expenses
Electric utility	287,937	232,727
Bank	72,676	76,671
Other	4,935	3,434

	365,548	312,832

Operating income (loss)
Electric utility	40,975	45,604
Bank	22,426	22,171
Other	(4,313)	(3,171)

	59,088	64,604

Interest expense—other than bank	(17,980)	(18,527)
Allowance for borrowed funds used during construction	443	355
Preferred stock dividends of subsidiaries	(502)	(501)
Preferred securities distributions of trust subsidiaries	(4,009)	(4,009)
Allowance for equity funds used during construction	988	773

Income before income taxes	38,028	42,695
Income taxes	13,701	15,823

Net income	$24,327	$26,872

Basic earnings per common share	$0.66	$0.75

Diluted earnings per common share	$0.66	$0.75

Dividends per common share.	$0.62	$0.62

Weighted-average number of common shares outstanding	36,897	35,818
Dilutive effect of stock options and dividend equivalents	189	196

Adjusted weighted-average shares	37,086	36,014

Ratio of earnings to fixed charges (SEC method)
Excluding interest on ASB deposits	1.88	2.00

Including interest on ASB deposits	1.66	1.68

See accompanying “Notes to consolidated financial statements.”

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated statements of changes in stockholders’ equity (unaudited)

	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Total

(in thousands)	Shares	Amount

Balance, December 31, 2002	36,809	$839,503	$176,118	$30,679	$1,046,300
Comprehensive income:
Net income	—	—	24,327	—	24,327
Net unrealized losses on securities:
Net unrealized losses arising during the period, net of tax benefits of $2,721	—	—	—	(5,899)	(5,899)
Add: reclassification adjustment for net realized losses included in net income, net of tax benefits of $632	—	—	—	1,074	1,074

Comprehensive income (loss)	—	—	24,327	(4,825)	19,502

Issuance of common stock, net	251	9,719	—	—	9,719
Common stock dividends ($0.62 per share)	—	—	(22,855)	—	(22,855)

Balance, March 31, 2003	37,060	$849,222	$177,590	$25,854	$1,052,666

Balance, December 31, 2001	35,600	$787,374	$147,837	$(5,546)	$929,665
Comprehensive income:
Net income	—	—	26,872	—	26,872
Net unrealized losses on securities:
Net unrealized losses arising during the period, net of tax benefits of $648	—	—	—	(3,902)	(3,902)
Add: reclassification adjustment for net realized losses included in net income, net of tax benefits of $248	—	—	—	360	360

Comprehensive income (loss)	—	—	26,872	(3,542)	23,330

Issuance of common stock, net	463	18,277	—	—	18,277
Common stock dividends ($0.62 per share)	—	—	(22,221)	—	(22,221)

Balance, March 31, 2002	36,063	$805,651	$152,488	$(9,088)	$949,051

See accompanying “Notes to consolidated financial statements.”

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated statements of cash flows (unaudited)

Three months ended March 31	2003	2002

(in thousands)
Cash flows from operating activities
Income from continuing operations	$24,327	$26,872
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation of property, plant and equipment	30,056	28,790
Other amortization	7,798	5,729
Provision for loan losses	1,150	3,500
Writedowns of income notes	—	926
Deferred income taxes	(2,783)	(1,598)
Allowance for equity funds used during construction	(988)	(773)
Changes in assets and liabilities
Decrease in accounts receivable and unbilled revenues, net	4,580	9,853
Increase in accounts payable	8,149	5,425
Decrease in taxes accrued	(2,873)	(12,585)
Changes in other assets and liabilities	(13,812)	(19,030)

Net cash provided by operating activities	55,604	47,109

Cash flows from investing activities
Available-for-sale mortgage-related securities purchased	(443,966)	(740,813)
Principal repayments on available-for-sale mortgage-related securities	359,990	349,988
Proceeds from sale of mortgage-related securities	25,536	17,286
Loans receivable originated and purchased	(308,070)	(259,780)
Principal repayments on loans receivable	248,135	214,875
Proceeds from sale of loans	14,595	98,124
Proceeds from sale of real estate acquired in settlement of loans	1,022	2,053
Capital expenditures	(25,460)	(21,064)
Contributions in aid of construction	4,842	1,800
Other	202	(205)

Net cash used in investing activities	(123,174)	(337,736)

Cash flows from financing activities
Net increase (decrease) in deposit liabilities	14,429	(14,841)
Net increase in retail repurchase agreements	3,880	4,405
Proceeds from securities sold under agreements to repurchase	492,200	518,000
Repayments of securities sold under agreements to repurchase	(313,500)	(496,650)
Proceeds from advances from Federal Home Loan Bank	70,000	100,000
Principal payments on advances from Federal Home Loan Bank	(189,000)	(38,000)
Proceeds from issuance of long-term debt	100,943	3,277
Repayment of long-term debt	(18,000)	(12,500)
Preferred securities distributions of trust subsidiaries	(4,009)	(4,009)
Net proceeds from issuance of common stock	5,259	14,148
Common stock dividends	(18,627)	(18,139)
Other	(3,942)	(6,189)

Net cash provided by financing activities	139,633	49,502

Net cash provided by (used in) discontinued operations	(107)	1,332

Net increase (decrease) in cash and equivalents	71,956	(239,793)
Cash and equivalents, beginning of period	244,525	450,827

Cash and equivalents, end of period	$316,481	$211,034

See accompanying “Notes to consolidated financial statements.”

Hawaiian Electric Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     Basis of presentation

          The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S–X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HEI’s Annual Report on SEC Form 10-K for the year ended December 31, 2002.

          In the opinion of HEI’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the Company’s financial position as of March 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10–Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

          When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the 2003 presentation.

(2)     Segment financial information

          Segment financial information was as follows:

(in thousands)	Electric Utility	Bank	Other	Total

Three months ended March 31, 2003
Revenues from external customers	$328,910	$95,102	$624	$424,636
Intersegment revenues (eliminations)	2	—	(2)	—

Revenues	328,912	95,102	622	424,636

Profit (loss)*	28,808	21,039	(11,819)	38,028
Income taxes (benefit)	11,152	7,531	(4,982)	13,701

Net income (loss)	17,656	13,508	(6,837)	24,327

Assets (at March 31, 2003, including net assets of discontinued operations)	2,432,053	6,401,906	194,025	9,027,984

Three months ended March 31, 2002
Revenues from external customers	$278,330	$98,842	$264	$377,436
Intersegment revenues (eliminations)	1	—	(1)	—

Revenues	278,331	98,842	263	377,436

Profit (loss)*	33,228	20,773	(11,306)	42,695
Income taxes (benefit)	12,869	7,422	(4,468)	15,823

Net income (loss)	20,359	13,351	(6,838)	26,872

Assets (at March 31, 2002, including net assets of discontinued operations)	2,373,495	6,072,538	122,753	8,568,786

*          Income (loss) before income taxes.

Revenues attributed to foreign countries and long-lived assets located in foreign countries as of the dates and for the periods identified above were not material.

(3)     Electric utility subsidiary

          For HECO’s consolidated financial information, including its commitments and contingencies, see pages 12 through 31.

(4)     Bank subsidiary

Selected financial information

American Savings Bank, F.S.B. and Subsidiaries
Consolidated balance sheet data

(in thousands)	March 31, 2003	December 31, 2002

Assets
Cash and equivalents	$204,772	$214,704
Available-for-sale mortgage-related securities	1,788,149	1,952,317
Available-for-sale mortgage-related securities pledged for repurchase agreements	989,745	784,362
Held-to-maturity investment securities	91,035	89,545
Loans receivable, net	3,038,671	2,993,989
Other	194,020	196,117
Goodwill and other intangibles	95,514	97,572

	$6,401,906	$6,328,606

Liabilities and equity
Deposit liabilities–noninterest bearing	$381,482	$369,961
Deposit liabilities–interest bearing	3,433,719	3,430,811
Securities sold under agreements to repurchase	845,959	667,247
Advances from Federal Home Loan Bank	1,057,252	1,176,252
Other	138,142	137,888

	5,856,554	5,782,159
Minority interests and preferred stock of subsidiary	3,451	3,417
Preferred stock	75,000	75,000
Common stock	243,868	243,628
Retained earnings	199,495	192,692
Accumulated other comprehensive income	23,538	31,710

	466,901	468,030

	$6,401,906	$6,328,606

American Savings Bank, F.S.B. and Subsidiaries
Consolidated income statement data

Three months ended March 31	2003	2002

(in thousands)
Interest and dividend income
Interest and fees on loans	$50,473	$51,622
Interest on mortgage-related securities	29,277	31,806
Interest and dividends on investment securities	1,757	2,226

	81,507	85,654

Interest expense
Interest on deposit liabilities	14,430	20,173
Interest on Federal Home Loan Bank advances	13,566	13,982
Interest on securities sold under agreements to purchase	5,341	3,961

	33,337	38,116

Net interest income	48,170	47,538
Provision for loan losses	1,150	3,500

Net interest income after provision for loan losses	47,020	44,038

Other income
Fees from other financial services	5,685	4,620
Fee income on deposit liabilities	3,870	3,475
Fee income on other financial products	2,855	2,687
Fee income on loans serviced for others, net	(1,002)	413
Gain on sale of securities	812	156
Other income	1,375	1,837

	13,595	13,188

General and administrative expenses
Compensation and employee benefits	16,093	14,017
Occupancy and equipment	7,192	7,115
Data processing	2,804	2,830
Consulting	2,718	1,646
Other	9,382	9,447

	38,189	35,055

Income before minority interests and income taxes	22,426	22,171
Minority interests	34	45
Income taxes	7,531	7,422

Income before preferred stock dividends	14,861	14,704
Preferred stock dividends	1,353	1,353

Net income for common stock	$13,508	$13,351

          At March 31, 2003, ASB had commitments to borrowers for undisbursed loan funds, loan commitments and unused lines and letters of credit of $0.8 billion.

Disposition of certain debt securities
          In June 2000, the Office of Thrift Supervision (OTS) advised ASB that four trust certificates, in the original aggregate principal amount of $114 million, were impermissible investments under regulations applicable to federal savings banks and subsequently required ASB to dispose of the securities. The original trust certificates were purchased through two brokers and represented (i) the right to receive the principal amount of the trust certificates at maturity from an Aaa-rated swap counterparty (principal swap) and (ii) the right to receive the cash flow received on subordinated notes (income notes or equity notes). As a result, ASB recognized interest income on these securities on a cash basis, and in the second quarter of 2000, reclassified these trust certificates from held-to-maturity status to available-for-sale status in its financial statements, recognizing a $3.8 million net loss ($5.8 million pretax) on the writedown of these securities to their then-current estimated fair value. In the first six months of 2001, ASB recognized an additional $4.0 million net loss ($6.2 million pretax) on the writedown of three of these trust certificates to their then-current estimated fair value. In April 2001, ASB sold one of the trust certificates for $30 million, an amount approximating the original purchase price. After PaineWebber Incorporated (PaineWebber) (the broker that sold the remaining three trust certificates to ASB) rejected ASB’s demand that the transactions be rescinded, ASB filed a lawsuit against PaineWebber (described below).

          To bring ASB into compliance with the OTS direction, ASB directed the trustees to terminate the principal swap component of the three trust certificates and received $43 million from the swaps. Prior to terminating the swaps, ASB had received $2 million of cash from the three trust certificates. After terminating the swaps, the related equity notes were sold by the swap counterparty to HEI. In May 2001, HEI purchased two series of the income notes for approximately $21 million and, in July 2001, HEI purchased the third series of income notes for approximately $7 million. As of March 31, 2003, HEI had received $10.2 million of cash from these income notes. The three series of income notes purchased by HEI represent residual equity interests in three entities (Avalon CLO, Pilgrim 1999-01 CLO, and Avalon CLO II) which, as of March 31, 2003, held cash and collateralized corporate debt securities having an estimated par value of approximately $1.7 billion. The entities manage the portfolio of collateralized debt securities, pay expenses and make payments to the various class note holders as specified in the various note agreements. HEI is not the primary beneficiary of these entities.

          Due to the uncertainty of future cash flows, HEI is accounting for the income notes under the cost recovery method of accounting. In the second half of 2001, in 2002 and in the first quarter of 2003, HEI recognized net losses of $5.6 million ($8.7 million pretax), $2.9 million ($4.5 million pretax) and nil, respectively, on the writedown of the three income notes to their then-current estimated fair value based upon an independent third party valuation that is updated quarterly. As of March 31, 2003, the estimated fair value and carrying value (including valuation adjustments totaling $5.3 million recorded in accumulated other comprehensive income) of the income notes totaled approximately $11.2 million. HEI could incur additional losses from the ultimate disposition of these income notes due to further “other-than-temporary” declines in their fair value. HEI’s maximum pre-tax exposure to additional financial statement loss as a result of its ownership of the income notes is $5.9 million as of March 31, 2003. ASB has agreed to indemnify HEI against losses related to these income notes, but the indemnity obligation is payable solely out of any recoveries achieved in the litigation against PaineWebber.

          ASB’s first amended complaint against PaineWebber alleges that, in connection with the sale of the three trust certificates to ASB, PaineWebber (i) violated the Hawaii Uniform Securities Act, (ii) breached fiduciary duties it owed to ASB, (iii) breached express and implied warranties it made to ASB, (iv) made misrepresentations to ASB, and (v) was negligent, and ASB also claims that it is entitled to rescission of the transaction based on mistake. A counterclaim asserted by PaineWebber against ASB alleges violations of the federal securities laws, misrepresentation and fraud and breach of contract and seeks compensatory and punitive damages and attorneys’ fees. Each of the parties has filed multiple motions for partial summary judgment, some of which were heard in January and others were heard in March of 2003. The Court denied all of the motions for summary judgment heard in January, except that it ruled that PaineWebber did not owe a fiduciary duty to ASB with respect to two of the three transactions (which ruling was subsequently vacated by the Court’s subsequent order granting ASB’s motion for reconsideration of that ruling).

          On April 25, 2003, the Court issued orders with respect to the motions for partial summary judgment it heard in March. The Court dismissed ASB’s breach of fiduciary duty claim, negligence claim, breach of implied warranty claim and a portion of its misrepresentation claim (to the extent it was based upon certain statements made by PaineWebber), but denied PaineWebber’s motion for partial summary judgment with respect to ASB’s express warranty claim, ASB’s claim for rescission based on mistake and ASB’s common law misrepresentation claim (to the extent it was based on certain other statements made by PaineWebber). The Court had previously ruled that these same representations may be actionable under ASB’s Hawaii securities law claim.  In another order the Court ruled that ASB’s recovery of rescissionary damages would be limited to the amount it paid for the trust certificates (about $83.7 million) reduced by the amount ASB received when the principal portion of the investments were redeemed (about $42.6 million) and when the income notes were sold to HEI (about $27.9 million).

The Court’s order does not require an offset for the amount of income ASB received while it held the notes (about $9.4 million). The Court also ruled that ASB would not be entitled (i) to recover any unrealized investment losses and costs that HEI may have suffered after it purchased the income notes, (ii) to recover any element of statutory or other interest, (iii) to invoke rescission (except based upon its statutory claim and claim of mistake) or (iv) to recover compensatory damages with respect to its common law tort claims. At the same time, the Court ruled that ASB may be entitled to recover its attorneys’ fees and punitive damages at trial. Finally, with respect to PaineWebber’s counterclaim, the Court granted ASB’s motion for summary judgment insofar as the counterclaim sought to recover PaineWebber’s costs incurred with respect to its initial communications with the OTS regarding the permissibility of the investments, but denied ASB’s motion for a summary judgment on PaineWebber’s claim that it is entitled to recover the costs it allegedly incurred (about $0.5 million) with respect to the formal OTS investigation.

          ASB plans to file motions for reconsideration of the limitation on the amount recoverable under ASB’s affirmative claims as well as several other issues. Trial is scheduled to begin in July 2003. Additional discovery and pretrial motion work is anticipated prior to trial. The ultimate outcome of this litigation cannot be determined at this time.

ASB Realty Corporation
          In March 1998, ASB formed a subsidiary, ASB Realty Corporation, which elects to be taxed as a real estate investment trust. This reorganization has reduced Hawaii bank franchise taxes, net of federal income taxes, of HEI Diversified, Inc. (HEIDI) and ASB by $1 million for the three months ended March 31, 2003 and $17 million for prior years. ASB has taken a dividends received deduction on dividends paid to it by ASB Realty Corporation in the bank franchise tax returns filed in 1999 through 2002. The State of Hawaii Department of Taxation has challenged ASB’s position and has issued notices of tax assessment for 1999, 2000 and 2001. The aggregate amount of tax assessments is approximately $14 million (or $9 million, net of income tax benefits) for tax years 1999 through 2001, plus interest of $3 million (or $2 million, net of income tax benefits) through March 31, 2003. The interest on the tax is accruing at a simple interest rate of 8%. Although not yet assessed, the potential bank franchise tax liability for 2002 and the first quarter of 2003 if ASB’s tax position does not prevail is $7 million (or $5 million, net of income tax benefits), plus interest of $0.5 million (or $0.3 million, net of income tax benefits) through March 31, 2003. ASB believes that its tax position is proper and, in October 2002, filed an appeal with the State Board of Review, First Taxation District. A State Board of Review hearing has been scheduled for May 13, 2003. ASB has not paid or provided for Hawaii bank franchise taxes for 1998 through 2002. In the first quarter of 2003, ASB provided for $5,000 of Hawaii bank franchise taxes.

Restructuring of Federal Home Loan Bank Advances
          In response to pressure on interest rate spreads as a result of the low interest rate environment, on April 3 and 4, 2003, ASB restructured $258 million of Federal Home Loan Bank (FHLB) advances. ASB paid off existing higher rate FHLB advances with advances that have longer maturities and lower rates. The existing FHLB advances, which were paid off, had interest rates ranging from 5.62% to 8.00% and remaining maturities of nine months to 38 months. The new advances have interest rates ranging from 3.91% to 6.27% and remaining maturities of 32 months to 74 months at the time of the restructuring. The restructuring will result in a reduction of interest expense on these FHLB advances for 2003 of approximately $3 million. ASB expects that this reduction in interest expense will partially offset the reduction in interest income due to the anticipated lower yields in the second quarter of 2003 compared to the second quarter of 2002.

(5)     Discontinued operations

HEI Power Corp. (HEIPC)
          On October 23, 2001, the HEI Board of Directors adopted a formal plan to exit the international power business (engaged in by HEIPC and its subsidiaries, the HEIPC Group). HEIPC management has been carrying out a program to dispose of all of the HEIPC Group’s remaining projects and investments. Accordingly, the HEIPC Group has been reported as a discontinued operation in the Company’s consolidated statements of income.

          As of March 31, 2003, the remaining net assets of the discontinued international power operations amounted to $14 million (included in “Other” assets) and consisted primarily of the $7 million investment in Cagayan Electric Power & Light Co., Inc. (CEPALCO), an electric distribution company in the Philippines, and deferred taxes receivable, reduced by a reserve for losses from operations during the phase-out period. The amounts that HEIPC will ultimately realize from the disposition or sale of the international power assets could differ materially from the recorded amounts. This could occur, for example, if the HEIPC Group is successful in recovery of the costs incurred in connection with a China joint venture interest, if the investment in CEPALCO is disposed of for less or more than $7.0 million or if the Internal Revenue Service does not accept HEI’s treatment of the write-off of its indirect investment in East Asia Power Resources Corporation as an ordinary loss for federal corporate income tax purposes. In addition, further losses from the discontinued international power operations may be sustained during the phase-out period if the expenditures made in seeking recovery of the costs incurred in connection with the China joint venture interest exceed the total of any recovery ultimately achieved and the amount provided for in HEI’s reserve for discontinued operations.

(6)     Cash flows

Supplemental disclosures of cash flow information
          For the three months ended March 31, 2003 and 2002, the Company paid interest amounting to $40.4 million and $43.2 million, respectively.

          For the three months ended March 31, 2003, the Company received cash for income tax refunds amounting to $3.5 million. For the three months ended March 31, 2002, the Company paid income taxes amounting to $2.4 million.

Supplemental disclosures of noncash activities
          Under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $4.2 million and $4.1 million for the three months ended March 31, 2003 and 2002, respectively.

(7)     Recent accounting pronouncements and interpretations

Asset retirement obligations
          In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is an obligation of the electric utilities and is settled for other than the carrying amount of the liability, the electric utilities will recognize the difference as a regulatory asset or liability, as the provisions of SFAS No. 143 have no income statement impact for the electric utilities as long as the recovery of the regulatory asset or payment of the regulatory liability is probable. If the obligation is an obligation of a non-electric utility subsidiary and is settled for other than the carrying amount of the liability, such a subsidiary will recognize a gain or loss on settlement. The Company adopted SFAS No. 143 on January 1, 2003 with no effect on the Company’s financial statements.

Rescission of SFAS No. 4, 44 and 64, amendment of SFAS No. 13, and technical corrections
          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” and SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The Company adopted the provisions of SFAS No. 145 in the second quarter of 2002 with no effect on the Company’s financial statements.

Costs associated with exit or disposal activities
     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces EITF Issue No. 94-3. The Company adopted the provisions of SFAS No. 146 on January 1, 2003. Since SFAS No. 146 applies prospectively to exit or disposal activities initiated after December 31, 2002, the adoption of SFAS No. 146 had no effect on the Company’s historical financial statements.

Guarantor’s accounting and disclosure requirements for guarantees
          In November 2002, the FASB issued Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements for periods ending after December 15, 2002 about its obligations under guarantees it has issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The Company adopted the provisions of FIN No. 45 on January 1, 2003. Since the initial recognition and measurement provisions of FIN No. 45 are applied prospectively to guarantees issued or modified after December 31, 2002, the adoption of these provisions of FIN No. 45 had no effect on the Company’s historical financial statements.

Consolidation of variable interest entities
          In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addresses the consolidation of variable interest entities (VIEs) as defined. FIN No. 46 applies immediately to variable interests in VIEs created after January 31, 2003, and to variable interests in VIEs obtained after January 31, 2003. For a variable interest in a VIE created before February 1, 2003, FIN No. 46 is applied to the enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The adoption of FIN No. 46 had no effect on the Company’s financial statements. Disclosures required by FIN No. 46 (relating to the income notes purchased by HEI from ASB) are included in note (4).

(8)     Commitments and contingencies
          See note (4), “Bank subsidiary,” and note (5), “Discontinued operations,” above and note (4), “Commitments and contingencies,” in HECO’s “Notes to consolidated financial statements.”

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated balance sheets  (unaudited)

(in thousands, except par value)	March 31, 2003	December 31, 2002

Assets
Utility plant, at cost
Land	$31,919	$31,896
Plant and equipment	3,208,120	3,184,818
Less accumulated depreciation	(1,393,901)	(1,367,954)
Plant acquisition adjustment, net	289	302
Construction in progress	163,491	164,300

Net utility plant	2,009,918	2,013,362

Current assets
Cash and equivalents	3,206	1,726
Customer accounts receivable, net	85,255	87,113
Accrued unbilled revenues, net	56,689	60,098
Other accounts receivable, net	3,867	2,213
Fuel oil stock, at average cost	42,320	35,649
Materials and supplies, at average cost	21,044	19,450
Prepayments and other	72,068	75,610

Total current assets	284,449	281,859

Other assets
Regulatory assets	104,558	105,568
Unamortized debt expense	13,149	13,354
Long-term receivables and other	19,979	22,243

Total other assets	137,686	141,165

	$2,432,053	$2,436,386

Capitalization and liabilities
Capitalization
Common stock, $6 2/3 par value, authorized 50,000 shares; outstanding 12,806 shares	$85,387	$85,387
Premium on capital stock	295,808	295,846
Retained earnings	544,389	542,023

Common stock equity	925,584	923,256
Cumulative preferred stock – not subject to mandatory redemption	34,293	34,293
HECO-obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely HECO and HECO-guaranteed debentures	100,000	100,000
Long-term debt, net	698,265	705,270

Total capitalization	1,758,142	1,762,819

Current liabilities
Short-term borrowings–affiliate	24,500	5,600
Accounts payable	56,024	59,992
Interest and preferred dividends payable	16,780	11,532
Taxes accrued	62,301	79,133
Other	22,790	28,020

Total current liabilities	182,395	184,277

Deferred credits and other liabilities
Deferred income taxes	158,428	158,367
Unamortized tax credits	48,395	47,985
Other	64,353	64,844

Total deferred credits and other liabilities	271,176	271,196

Contributions in aid of construction	220,340	218,094

	$2,432,053	$2,436,386

See accompanying “Notes to consolidated financial statements.”

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated statements of income (unaudited)

Three months ended March 31	2003	2002

(in thousands, except for ratio of earnings to fixed charges)
Operating revenues	$327,961	$277,333

Operating expenses
Fuel oil	90,839	59,235
Purchased power	85,354	77,101
Other operation	38,527	29,223
Maintenance	14,282	14,012
Depreciation	27,612	26,360
Taxes, other than income taxes	31,077	26,690
Income taxes	11,215	12,791

	298,906	245,412

Operating income	29,055	31,921

Other income
Allowance for equity funds used during construction	988	773
Other, net	767	815

	1,755	1,588

Income before interest and other charges	30,810	33,509

Interest and other charges
Interest on long-term debt	10,324	10,136
Amortization of net bond premium and expense	513	500
Other interest charges	342	451
Allowance for borrowed funds used during construction	(443)	(355)
Preferred stock dividends of subsidiaries	229	229
Preferred securities distributions of trust subsidiaries	1,919	1,919

	12,884	12,880

Income before preferred stock dividends of HECO	17,926	20,629
Preferred stock dividends of HECO	270	270

Net income for common stock	$17,656	$20,359

Ratio of earnings to fixed charges (SEC method)	3.10	3.45

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated statements of retained earnings  (unaudited)

Three months ended March 31	2003	2002

(in thousands)
Retained earnings, beginning of period	$542,023	$495,961
Net income for common stock	17,656	20,359
Common stock dividends	(15,290)	(9,233)

Retained earnings, end of period	$544,389	$507,087

HEI owns all the common stock of HECO. Therefore, per share data with respect to shares of common stock of HECO are not meaningful.

See accompanying “Notes to consolidated financial statements.”

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated statements of cash flows  (unaudited)

Three months ended March 31	2003	2002

(in thousands)
Cash flows from operating activities
Income before preferred stock dividends of HECO	$17,926	$20,629
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
Depreciation of property, plant and equipment	27,612	26,360
Other amortization	2,134	3,063
Deferred income taxes	106	322
Tax credits, net	786	695
Allowance for equity funds used during construction	(988)	(773)
Changes in assets and liabilities
Decrease in accounts receivable	204	8,975
Decrease in accrued unbilled revenues	3,409	1,646
Increase in fuel oil stock	(6,671)	(1,124)
Increase in materials and supplies	(1,594)	(1,101)
Increase in regulatory assets	(116)	(446)
Decrease in accounts payable	(3,968)	(1,313)
Decrease in taxes accrued	(16,832)	(21,404)
Changes in other assets and liabilities	7,599	1,333

Net cash provided by operating activities	29,607	36,862

Cash flows from investing activities
Capital expenditures	(23,862)	(20,893)
Contributions in aid of construction	4,842	1,800

Net cash used in investing activities	(19,020)	(19,093)

Cash flows from financing activities
Common stock dividends	(15,290)	(9,233)
Preferred stock dividends	(270)	(270)
Preferred securities distributions of trust subsidiaries	(1,919)	(1,919)
Proceeds from issuance of long-term debt	943	3,277
Repayment of long-term debt	(8,000)	(5,000)
Net increase (decrease) in short-term borrowings from affiliate with original maturities of three months or less	18,900	(471)
Other	(3,471)	(5,711)

Net cash used in financing activities	(9,107)	(19,327)

Net increase (decrease) in cash and equivalents	1,480	(1,558)
Cash and equivalents, beginning of period	1,726	1,858

Cash and equivalents, end of period	$3,206	$300

See accompanying “Notes to consolidated financial statements.”

Hawaiian Electric Company, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     Basis of presentation

          The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HECO’s Annual Report on SEC Form 10-K for the year ended December 31, 2002.

          In the opinion of HECO’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HECO and its subsidiaries as of March 31, 2003 and December 31, 2002, and the results of their operations and cash flows for the three months ended March 31, 2003 and 2002. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

          When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the 2003 presentation.

(2)     Revenue taxes

          HECO and its subsidiaries’ operating revenues include amounts for various revenue taxes they collect from customers and pay to taxing authorities. Revenue taxes to be paid to the taxing authorities are recorded as an expense and a corresponding liability in the year the related revenues are recognized. Payments to the taxing authorities are made in the subsequent year. For the three months ended March 31, 2003 and 2002, HECO and its subsidiaries included $29 million and $25 million, respectively, of revenue taxes in “operating revenues” and in “taxes, other than income taxes” expense.

(3)     Cash flows

Supplemental disclosures of cash flow information
          For the three months ended March 31, 2003 and 2002, HECO and its subsidiaries paid interest amounting to $5.3 million and $5.4 million, respectively.

          For the three months ended March 31, 2003 and 2002, HECO and its subsidiaries paid income taxes amounting to $5.0 million and $6.8 million, respectively.

Supplemental disclosure of noncash activities
          The allowance for equity funds used during construction, which was charged to construction in progress as part of the cost of electric utility plant, amounted to $1.0 million and $0.8 million for the three months ended March 31, 2003 and 2002, respectively.

(4)     Commitments and contingencies

HELCO power situation
          In 1991, Hawaii Electric Light Company, Inc. (HELCO) began planning to meet increased electric generation demand forecast for 1994. HELCO’s plans were to install at its Keahole power plant two 20 megawatt (MW) combustion turbines (CT-4 and CT-5), followed by an 18 MW heat steam recovery generator (ST-7), at which time these units would be converted to a 56 MW (net) dual-train combined-cycle unit. In January 1994, the PUC approved expenditures for CT-4, which HELCO had planned to install in late 1994. In 1995, the PUC allowed HELCO to pursue construction of and commit expenditures for CT-5 and ST-7, but noted that such costs are not to be included in rate base until the project is installed and “is used and useful for utility purposes.” The PUC at that time also ordered HELCO to continue negotiating with independent power producers (IPPs), stating that the facility to be built should be the one that can be most expeditiously put into service at “allowable cost.”

          The timing of the installation of HELCO’s phased units has been revised on several occasions due to delays in obtaining an amendment of a land use permit from the Hawaii Board of Land and Natural Resources (BLNR) and an air permit from the Department of Health of the State of Hawaii (DOH) and the U.S. Environmental Protection Agency (EPA) for the Keahole power plant site. The delays are also attributable to lawsuits, claims and petitions filed by IPPs and other parties challenging these permits and objecting to the expansion, alleging among other things that (1) operation of the expanded Keahole site would not comply with land use regulations (including noise standards) and HELCO’s land patent; (2) HELCO cannot operate the plant within current air quality standards; (3) HELCO could alternatively purchase power from IPPs to meet increased electric generation demand; and (4) HELCO’s land use entitlement expired in April 1999 because it had not completed the project within a three-year construction period.

          As a result of a September 19, 2002 decision by the Third Circuit Court of the State of Hawaii (Circuit Court), relating to an extension of a construction deadline and described below under “Land use permit amendment,” the construction of CT-4 and CT-5, which had commenced in April 2002 after HELCO had obtained a final air permit and the Circuit Court had lifted a stay on construction, has been suspended. HELCO has appealed this ruling to the Hawaii Supreme Court and is considering other options that may allow HELCO to complete the installation of CT-4 and CT-5 (including seeking a land use reclassification of the Keahole site from the State Land Use Commission). If none of these options is ultimately successful, or if other permitting issues or problems arise which HELCO cannot satisfactorily resolve, HELCO may be unable to complete the installation of CT-4 and CT-5.

          The following is a detailed discussion of the existing Keahole situation, including a description of its potential financial statement implications under “Management’s evaluation; costs incurred.”

Land use permit amendment.  The Circuit Court ruled in 1997 that because the BLNR had failed to render a valid decision on HELCO’s application to amend its land use permit before the statutory deadline in April 1996, HELCO was entitled to use its Keahole site for the expansion project (HELCO’s “default entitlement”). Final judgments of the Circuit Court related to this ruling are on appeal to the Hawaii Supreme Court, which in 1998 denied motions to stay the Circuit Court’s final judgment pending resolution of the appeal.

          The Circuit Court’s final judgment provided that HELCO must comply with the conditions in its application and with the standard land use conditions insofar as those conditions were not inconsistent with HELCO’s default entitlement. There have been numerous proceedings before the Circuit Court and the BLNR in which certain parties (a) have sought determinations of what conditions apply to HELCO’s default entitlement, (b) have claimed that HELCO has not complied with applicable land use conditions and that its default entitlement should thus be forfeited, (c) have claimed that HELCO will not be able to operate the proposed plant without violating applicable land use conditions and provisions of Hawaii’s Air Pollution Control Act and Noise Pollution Act and (d) have sought orders enjoining any further construction at the Keahole site.

          Although there has not been a final resolution of these claims, there have been several significant rulings relating to these claims, some of which may adversely affect HELCO’s ability to construct and efficiently operate CT-4 and CT-5. First, based on a change by the DOH in its interpretation of the noise rules it promulgated under the Hawaii Noise Pollution Act, the Circuit Court ruled that a stricter noise standard than the previously applied standard applies to HELCO’s plant, but left enforcement of the ruling to the DOH. HELCO filed a separate complaint for declaratory relief against the DOH seeking the invalidation of the noise rules on constitutional and other grounds. The Circuit Court denied HELCO’s motion for summary judgment, finding that the noise rules are constitutional on their face but specifically not ruling on the constitutionality of the rules as applied to Keahole. HELCO appealed the final judgment to the Hawaii Supreme Court in August 1999 and a decision on that appeal is pending. The DOH has been periodically monitoring noise levels at the site. If the DOH were to issue a notice of violation based on the stricter standards, HELCO may, among other things, assert that the noise regulations, as applied to it at Keahole, are unconstitutional. Meanwhile, while not waiving possible claims or defenses that it might have against the DOH, HELCO has installed noise mitigation measures on the existing units at Keahole and, should construction be allowed to continue, is planning to implement additional noise mitigation measures for both the existing units and for CT-4 and CT-5. The estimated cost for these additional noise mitigation measures (for the existing units and CT-4 and CT-5) is $6 million, which would be capitalized. While the noise mitigation measures were being implemented, HELCO applied to the DOH and received approval for a noise permit through 2003, which has since been extended to July 2007.

          Second, in September 2000, the Circuit Court orally ruled that, absent a legal or equitable extension properly authorized by the BLNR, the three-year construction period in the standard land use conditions of the Department of Land and Natural Resources of the State of Hawaii (DLNR) expired in April 1999. On November 9, 2000, the Circuit Court issued a written ruling to that effect. In December 2000, the Circuit Court granted a motion to stay further construction until extension of the construction deadline is obtained from the BLNR. After conducting a contested case hearing in September 2001, which resulted in the hearings officer recommending an extension be granted, the BLNR, by Order dated March 25, 2002, granted HELCO an extension of the construction deadline through December 31, 2003. The extension was subject to a number of conditions, including, but not limited to, HELCO (1) complying with all applicable laws and with all conditions applicable (a) to the default entitlement, including the 15 standard land use conditions (except where deviations are approved by the BLNR), and (b) to each Conservation District Use Permit (CDUP) and amendment previously awarded to HELCO for this site; (2) agreeing to indemnify and hold the State harmless from claims arising out of any act or omission of HELCO relating to the “permit”; (3) proceeding with construction in accordance with construction plans to be submitted to and signed by the chairperson of the BLNR; (4) obtaining approval of the DOH and the Board of Water Supply for any potable water supply or sanitation facilities; (5) complying with its representations relative to mitigation, as set forth in the accepted environmental impact statement; (6) minimizing or eliminating any interference, nuisance or harm which may be caused by this land use; (7) filing, within 90 days of the Order, an application for boundary amendment with the Hawaii State Land Use Commission (LUC) to remove the site from the conservation district; and (8) complying with other terms and conditions as prescribed by the chairperson of the BLNR. The Order states that failure to comply with any of these conditions would render the “permit” void. The Order also states that “no further extensions will be provided.” In April 2002, based on this BLNR decision, the Circuit Court lifted the stay on construction in light of the BLNR’s Order, and construction activities on CT-4 and CT-5 then commenced.

          Keahole Defense Coalition, Inc. (KDC) and two individuals appealed the BLNR’s March 25, 2002 Order to the Circuit Court, as did the Department of Hawaiian Home Lands. On September 19, 2002, the Circuit Court issued a letter to the parties indicating the Circuit Court’s decision to reverse the BLNR’s Order. The letter states that:

1.	The BLNR exceeded its statutory authority in granting the extension of the permit. The findings do not support any authority by statute or rule.
2.	The conclusions of law are erroneous.
3.

The BLNR’s action in denying Appellants’ motion to subpoena a material witness regarding a letter issued by the DLNR on January 30, 1998 to HELCO (addressing the applicability of the standard land use conditions and stating that the three-year deadline did not apply) violated Appellants’ constitutional rights to a fair hearing.

4.	The BLNR’s granting the extension is clearly erroneous in view of the BLNR’s Findings of Fact and Conclusions of Law.

          The Circuit Court issued an Order to this effect on October 3, 2002.

          On November 1, 2002, HELCO filed a notice of appeal of the October 3, 2002 Order (which appeal will be decided by the Hawaii Supreme Court or Hawaii Intermediate Court of Appeals). On November 15, 2002, HELCO also filed with the Hawaii Supreme Court a Motion for Stay Pending Disposition of Appeal and a Motion to Expedite Transmission of Record on Appeal. The Motion to Expedite was denied on December 10, 2002. The Motion for Stay was denied in early 2003. On November 25, 2002, KDC and two individuals filed with the Supreme Court a Motion to Dismiss this appeal on the basis that the case was moot since HELCO no longer had a default entitlement because it allegedly violated the BLNR’s March 25, 2002 Order by withdrawing its application to the LUC for a boundary amendment. That motion was denied in early 2003. Accordingly, the Hawaii Supreme Court continues to assert jurisdiction over this appeal and briefs will be filed.

          On November 1, 2002, HELCO filed with the Circuit Court a notice of appeal of the original November 9, 2000 ruling that the three-year deadline had expired in April 1999. In early 2003, the Supreme Court dismissed that appeal for lack of jurisdiction.  The Supreme Court’s Order stated that HELCO’s appeal was not timely filed because it was not filed within 30 days of the Circuit Court’s November 9, 2000 Order, even though the Circuit Court ruled at the time that its Order could not yet be appealed.

          In the meantime, construction activities on CT-4 and CT-5 have been suspended and steps have been taken to secure the site and protect equipment and personnel.

          Third, in other pending litigation, at a hearing on May 8, 2002, the Circuit Court denied the following motions made by KDC and others:  a motion for a stay while one of the appeals is pending; a motion for injunction to enjoin construction (based on the allegation that HELCO’s default entitlement is no longer valid); and a motion for preliminary injunction to enjoin construction until the Hawaii Supreme Court decides HELCO’s appeal of the DOH noise regulations and until HELCO demonstrates that the expanded plant can satisfy the noise standards established in 1999 by the Circuit Court. On June 10, 2002, the nonprevailing parties filed a notice of appeal to the Hawaii Supreme Court of the Circuit Court’s decision denying the motion for injunction. The parties have filed briefs in that case.

Air permit.  In 1997, the DOH issued a final air permit for the Keahole expansion project. Nine appeals of the issuance of the permit were filed with the EPA’s Environmental Appeals Board (EAB). In November 1998, the EAB denied the appeals on most of the grounds stated, but directed the DOH to reopen the permit for limited purposes. The EPA and DOH required additional data collection, which was satisfactorily completed in April 2000. A final air permit was reissued by the DOH in July 2001. Six appeals were filed with the EAB, but those appeals were denied. On November 27, 2001, the final air permit became effective.

National Pollutant Discharge Elimination System (NPDES) Permit.  Pursuant to EPA and DOH regulations, which took effect in March 2003, all construction sites greater than one acre must obtain a construction stormwater discharge permit. The Keahole site is now subject to this requirement. HELCO intends to apply shortly under the DOH’s General Permit program and expects it will take a period of time to obtain a permit. No further earthwork can occur at the site until this permit is obtained.

Land Use Commission petition.  One of the conditions of the construction period extension granted by the BLNR (which the Circuit Court’s October 3, 2002 Order now has reversed) was that HELCO file an application for a boundary amendment with the LUC to remove the site from the conservation district. HELCO filed the application on June 21, 2002. A hearing before the LUC was held on September 12, 2002, at which public testimony was taken and memoranda were received regarding the jurisdiction of the LUC in dealing with the HELCO petition. In light of subsequent events, HELCO withdrew its petition on October 3, 2002. Under LUC rules, after such a voluntary withdrawal the applicant may submit another petition for the same property one year from the date of withdrawal. HELCO intends to submit a new petition for reclassification in the fourth quarter of 2003.

Management’s evaluation; costs incurred.  In addition to the appeal of the October 3, 2002 Circuit Court’s Order filed on November 1, 2002, HELCO is considering other options that may allow HELCO to complete the installation of CT-4 and CT-5, including seeking a land use reclassification of the Keahole site from the LUC. At this time, the likelihood of success of any of these options cannot be ascertained. Even if the Circuit Court’s Order is ultimately overturned on appeal, construction is likely to be further significantly delayed, and the costs to complete construction may be significantly increased, due to the time that is likely to be required to resolve the legal proceedings. In the meantime, one concern of HELCO’s management is the condition and performance of certain aging generators on the HELCO system, which were intended to be retired or to be operated less frequently once CT-4 and CT-5 were installed, as well as the current operating status of various IPPs, which provide approximately 43% of HELCO’s generating capacity under power purchase agreements. Another concern is the possibility of power interruptions under exigent circumstances, including rolling blackouts, as IPPs and/or HELCO’s generating units become unavailable or less available (i.e., available at lower capacity) due to forced outages or planned maintenance. Such incidents occurred or were at risk of occurring on October 3, 2002 and November 8, 2002. As it has done on such occasions in the past, HELCO will endeavor to avert power interruptions, including rolling blackouts, in the future through a number of actions in addition to managing the generating units on its system, such as requesting customers to reduce demand during critical periods such as the peak evening hours. Under current system conditions, however, there can be no assurance that power interruptions will not occur.

          The recovery of costs relating to CT-4 and CT-5 are subject to the rate-making process governed by the PUC. Management believes no adjustment to costs incurred to put CT-4 and CT-5 into service is required as of March 31, 2003. However, if it becomes probable that the PUC will disallow some or all of the incurred costs for rate-making purposes, HELCO may be required to write off a material portion of the costs incurred in its efforts to put these units into service whether or not CT-4 and CT-5 are installed. As of March 31, 2003, HELCO’s costs incurred in its efforts to put CT-4 and CT-5 into service and to support existing units (excluding costs the PUC permitted to be transferred to plant-in-service for pre-air permit facilities) amounted to approximately $83 million, including $32 million for equipment and material purchases, $31 million for planning, engineering, permitting, site development and other costs and $20 million for an allowance for funds used during construction (AFUDC). In addition to the $83 million in construction in progress, construction and/or purchase commitments related to CT-4 and CT-5 outstanding as of March 31, 2003 are estimated at approximately $0.2 million.

          Although management believes it has acted prudently with respect to the Keahole project, effective December 1, 1998, HELCO discontinued the accrual of AFUDC on CT-4 and CT–5 due in part to the delays through that date and the potential for further delays. HELCO has also deferred plans for ST-7 to a date outside the near-term planning horizon. No costs for ST-7 are included in construction in progress.

Oahu transmission system
          Oahu’s power sources are located primarily in West Oahu. The bulk of HECO’s system load is in the Honolulu/East Oahu area. HECO transmits bulk power to the Honolulu/East Oahu area over two major transmission corridors (Northern and Southern). HECO has for some time planned to construct a part underground/part overhead 138 kilovolt (kV) transmission line from the Kamoku substation to the Pukele substation in order to close the gap between the Southern and Northern corridors and provide a third 138 kv transmission line to the Pukele substation.

          Construction of the Kamoku to Pukele transmission line in its proposed location required the BLNR to approve a CDUP for the overhead portion of the line that would have been in conservation district lands. Several community and environmental groups opposed the project, particularly the overhead portion of the line.

          In November 2000, the DLNR accepted a Revised Final Environmental Impact Statement (RFEIS) prepared in support of HECO’s application for a CDUP. In January 2001, three organizations and an individual filed a complaint against the DLNR and HECO challenging the DLNR’s acceptance of the RFEIS and seeking, among other things, a judicial declaration that the RFEIS is inadequate and null and void. HECO continues to contest the lawsuit.

          The BLNR held a public hearing on the CDUP in March 2001, at which several groups requested a contested case hearing which was held in November 2001. The hearings officer submitted his report, findings of fact and conclusions of law and recommended that HECO’s request for the CDUP be denied. He concluded that HECO had failed to establish that there is a need that outweighs the transmission line’s adverse impacts on conservation district lands and that there are practical alternatives that could be pursued, including an all-underground route outside the conservation district lands. On June 28, 2002, the BLNR issued a ruling denying HECO’s request for the CDUP.

          HECO continues to believe that the proposed project is needed. The project would address future potential transmission line overloads in the Northern and Southern corridors under certain contingencies (in which one of the three lines feeding power to the Koolau/Pukele area served by the Northern Corridor, or to the downtown Honolulu area served by the Southern Corridor, is out for maintenance, and a second line incurs an unexpected outage), and improves the reliability of the Pukele substation. The line overload contingencies could occur, given current load growth forecasts, in 2005 for the Northern Corridor, but not likely before 2023 in the Southern Corridor. The Pukele substation, at the end of the Northern corridor, serves approximately 16% of Oahu’s electrical load, including Waikiki. If one of the 138 kV transmission lines to the Pukele substation fails while the other is out for maintenance, a major system outage would result.

          HECO is evaluating alternative ways to accomplish the project, and possible future actions to expedite PUC review of the need for the project and alternatives for completing it. In order to secure public views on the various alternative means to enhance East Oahu reliability (the principal goal of the Kamoku-Pukele transmission line), HECO is looking at a community-based process to obtain public views of those alternatives. HECO will use the information received from that process in its next actions. Until this evaluation of alternatives, including the incorporation of public comments, is completed, an estimated project completion date cannot be determined.

          As of March 31, 2003, the accumulated costs related to the Kamoku to Pukele transmission line amounted to $18 million, including $12 million for planning, engineering and permitting costs and $6 million for AFUDC. These costs are recorded in construction in progress. The recovery of costs relating to the Kamoku to Pukele transmission line is subject to the rate-making process administered by the PUC. Management believes no adjustment to project costs incurred is required as of March 31, 2003. However, if it becomes probable that the PUC will disallow some or all of the incurred costs for rate-making purposes, HECO may be required to write off a material portion or all of the project costs incurred in its efforts to put the Kamoku to Pukele transmission line into service whether or not the project is completed.

State of Hawaii, ex rel., Bruce R. Knapp, Qui Tam Plaintiff, and Beverly Perry, on behalf of herself and all others similarly situated, Class Plaintiff, vs. The AES Corporation, AES Hawaii, Inc., HECO and HEl

          On April 22 and 23, 2002, HECO and HEI, respectively, were served with an amended complaint filed in the Circuit Court for the First Circuit of Hawaii which alleges that the State of Hawaii and HECO’s other customers have been overcharged for electricity as a result of alleged excessive prices in the amended power purchase agreement (PPA) between defendants HECO and AES Hawaii, Inc. (AES Hawaii). AES Hawaii is a subsidiary of The AES Corporation (AES), which guarantees certain obligations of AES Hawaii under the amended PPA.

          HECO entered into a PPA with AES Barbers Point, Inc. (now known as AES Hawaii) in March 1988, and the PPA was amended in August 1989. The AES Hawaii 180 MW coal-fired cogeneration plant, which became operational in September 1992, utilizes a “clean-coal” technology and is designed to sell sufficient steam to be a “Qualifying Facility” under the Public Utility Regulatory Policies Act of 1978. The amended PPA, which has a 30-year term, was approved by the PUC in December 1989, following contested case hearings in October 1988, an initial Decision and Order in July 1989, an amendment of the PPA in August 1989, and further contested case hearings in November 1989. Intervenors included the state Consumer Advocate and the U.S. Department of Defense. The PUC proceedings addressed a number of issues, including whether the prices for capacity and energy in the amended PPA were less than HECO’s long-term estimated avoided costs, whether HECO needed the capacity to be provided by AES Hawaii, and whether the terms and conditions of the amended PPA were reasonable.

          The amended complaint alleges that HECO’s payments to AES Hawaii for power, based on the prices, terms and conditions in the PUC-approved amended PPA, have been “excessive” by over $1 billion since September 1992, and that approval of the amended PPA was wrongfully obtained from the PUC as a result of alleged misrepresentations and/or material omissions by the defendants, individually and/or in conspiracy, with respect to the estimated future costs of the amended PPA versus the costs of hypothetical HECO-owned units. The amended complaint included four claims for relief or causes of action: (1) violations of Hawaii’s Unfair and Deceptive Practices Act, (2) unjust enrichment/restitution, (3) fraud and (4) violation of Hawaii’s False Claim Act, otherwise known as qui tam claims (asserting that the State declined to take over the action). The amended complaint sought treble damages, attorneys’ fees, rescission of the amended PPA and punitive damages against HECO, HEI, AES Hawaii and AES.

          On May 22, 2002, AES, with the consent of HECO and HEI, removed the case to the U.S. District Court for the District of Hawaii (District Court) on the ground that the action arises under and is completely preempted by the Public Utility Regulatory Policies Act of 1978. On June 12, 2002, HECO and HEI filed a motion to dismiss the amended complaint on the grounds that the plaintiffs’ claims either arose prior to enactment of the Hawaii False Claims Act, which does not have retroactive application, or are barred by the applicable statute of limitations. AES also filed a motion to dismiss, on the same and additional grounds.

          Plaintiffs moved to remand the case to state court on June 21, 2002. On November 14, 2002, the District Court Judge remanded the case back to state court and denied plaintiffs’ request for attorneys’ fees and costs.

          On December 20, 2002, HECO and HEI re-filed their motion to dismiss the amended complaint. AES joined in the motion. At a hearing on the motion in early 2003, the First Circuit Court ordered dismissal of the qui tam claims relating to actions prior to May 26, 2000, the effective date of the Hawaii False Claims Act, on the ground that the Act did not have retroactive application. Subsequently, the First Circuit Court issued a minute order dismissing Plaintiffs’ claims for (1) violations of Hawaii’s Unfair and Deceptive Practices Act, (2) unjust enrichment/restitution and (3) fraud, which claims were purportedly brought as a class action, on the ground that all of these claims were barred by the applicable statutes of limitations.

          As a result of these Circuit Court rulings, the only remaining claim was under the Hawaii False Claims Act based on allegations that false bills or claims were submitted to the State after May 26, 2000. Under the False Claims Act, a defendant may be liable for treble damages, plus civil penalties of a minimum of $5,000 for each false claim, plus attorneys’ fees and costs incurred in the action. The Plaintiffs appear to claim that each monthly bill submitted to each state agency and office on Oahu constitutes a separate false claim.

          HECO/HEI filed an answer to the amended complaint on March 17, 2003. On March 20, 2003, HECO and HEI filed a motion for judgment on the pleadings, asking for dismissal of the remaining claims pursuant to the doctrine of primary jurisdiction or, in the alternative, exhaustion of administrative remedies. On April 21, 2003, the court granted in part and denied in part HECO/HEI’s motion for judgment on the pleadings, on the ground that the doctrine of primary jurisdiction applies. The court stayed the action until August 21, 2003, at which time the case will be dismissed if plaintiffs fail to provide proof of having initiated an appropriate PUC proceeding by then. If such proof is provided, the case will remain stayed in state court.

          Management intends to vigorously defend the lawsuit and any PUC proceeding that Plaintiffs may initiate.

Environmental regulation

          In early 1995, the DOH initially advised HECO, Hawaiian Tug & Barge Corp. (HTB), Young Brothers, Limited (YB) and others that it was conducting an investigation to determine the nature and extent of actual or potential releases of hazardous substances, oil, pollutants or contaminants at or near Honolulu Harbor. The DOH issued letters in December 1995 indicating that it had identified a number of parties, including HECO, HTB and YB, who appear to be potentially responsible for the contamination and/or operated their facilities upon contaminated land. The DOH met with these identified parties in January 1996 and certain of the identified parties (including HECO, Chevron Products Company, the State of Hawaii Department of Transportation Harbors Division and others) formed a Honolulu Harbor Work Group (Work Group). Effective January 30, 1998, the Work Group and the DOH entered into a voluntary agreement and scope of work to determine the nature and extent of any contamination, the potentially responsible parties and appropriate remedial actions.

          In 1999, the Work Group submitted reports to the DOH presenting environmental conditions and recommendations for additional data gathering to allow for an assessment of the need for risk-based corrective action. The Work Group also engaged a consultant who identified 27 additional potentially responsible parties (PRPs) who were not members of the Work Group, including YB. Under the terms of the 1999 agreement for the sale of YB, HEI and The Old Oahu Tug Service, Inc. (TOOTS) (formerly HTB) have specified indemnity obligations, including obligations with respect to the Honolulu Harbor investigation.

          In response to the DOH’s request for technical assistance, the EPA became involved with the harbor investigation in June 2000. In November 2000, the DOH issued notices to over 20 other PRPs, including YB, regarding the ongoing investigation in the Honolulu Harbor area. A new voluntary agreement and a joint defense agreement were signed by the parties in the Work Group and some of the new PRPs, including Phillips Petroleum, but not YB. The group is now called the Iwilei District Participating Parties (Participating Parties). The Participating Parties agreed to fund remediation work using an interim cost allocation method and have organized a limited liability company to perform the work. In September 2001, TOOTS joined the Participating Parties.

          In July 2001, the EPA issued a notice of interest (Initial NOI) under the Oil Pollution Act of 1990 to the Participating Parties (including HECO) and others (including YB), regarding the Iwilei Unit of the Honolulu Harbor site. In the Initial NOI, the EPA stated that immediate subsurface investigation and assessment (also known as Rapid Assessment Work) must be conducted to delineate the extent of contamination at the site. The Participating Parties completed the Rapid Assessment Work, submitted a report to the EPA and DOH in January 2002, and developed a proposal for additional investigation (known as the Phase 2 Rapid Assessment Work), which the EPA and DOH approved. The Participating Parties completed the Phase 2 Rapid Assessment Work in the third quarter of 2002. After performing a validation study on the data collected, they submitted a report summarizing the results of the work to the EPA and DOH in April 2003.

          In September 2001, the EPA and DOH concurrently issued notices of interest (collectively, the Second NOI) to the members of the Participating Parties, including HECO and TOOTS. The Second NOI identified several investigative and preliminary oil removal tasks to be taken at certain valve control facilities associated with historic pipelines in the Iwilei Unit of the Honolulu Harbor site. The Participating Parties performed the tasks identified in the Second NOI (the Phase I Pipeline Investigation) and developed a proposal for additional investigation (the Phase 2 Pipeline Investigation), which proposal the EPA and DOH approved. The Participating Parties have completed the Phase 2 Pipeline Investigation and submitted a report summarizing the results of the investigation to the DOH and EPA in March 2003. With the approval of the EPA and DOH, the Participating Parties also constructed a pilot Dual Phase Extraction System to remove petroleum liquids and vapors from the subsurface in a portion of the Iwilei District. Operation of the pilot extraction system began in October 2002. The pilot study supplements ongoing petroleum removal activities by the Participating Parties from wells and trenches installed as part of the investigation. The Participating Parties updated the Conceptual Site Model for the Iwilei Unit and submitted a report (now known as the Site Assessment and Prioritization Report) to the DOH and EPA in April 2003 . In addition, the Participating Parties plan to undertake a Feasibility Study during 2003 to identify and evaluate various remedial strategies to address petroleum products identified in the subsurface of the Iwilei District. Based on the Site Assessment and Prioritization Report and the Feasibility Study, the Participating Parties will also recommend implementation of remedial strategies, where appropriate.

          In October 2002, HECO and three other companies that currently have petroleum handling operations (the Operating Companies) in the Iwilei Unit entered into an agreement with the DOH to evaluate their facilities to determine whether they currently are releasing petroleum to the subsurface in the Iwilei Unit. HECO has previously investigated its facilities in the Iwilei Unit and routinely maintains them, and therefore believes that the Operating Companies evaluation will confirm that HECO’s current operations are not releasing petroleum in the Iwilei Unit.

          Management has developed a preliminary estimate of costs for continuing investigative work, remedial activities and monitoring at the Iwilei Unit of the site. Management estimates that HECO will incur approximately $1.1 million (of which $0.25 million has been incurred through March 31, 2003) in connection with work to be performed at the site primarily from January 2002 through December 2004. This estimate was expensed in 2001. However, because (1) the full scope and extent of additional investigative work, remedial activities and monitoring are unknown at this time, (2) the final cost allocation method has not yet been determined and (3) management cannot estimate the costs to be incurred (if any) for the sites other than the Iwilei Unit (including its Honolulu power plant site), the cost estimate may be subject to significant change and additional material investigative and remedial costs may be incurred after December 2004.

          In April 2003, TOOTS, without admitting liability or fault or making any admission of any issue of law or fact, agreed to pay $250,000 to the Participating Parties to fund response activities in the Iwilei Unit, as a one-time cash-out payment in lieu of continuing with further response activities. The non-cashout parties of the Participating Parties have released and have given covenants not to sue TOOTS, HTB, YB, and Dillingham Tug & Barge Corporation or their respective officers, directors, agents and employees (collectively, TOOTS-Related Entities) under sections of various federal and state environmental laws and any other statute or common law theory (e.g., nuisance or trespass) for any further financial or other contribution towards petroleum and petroleum related response and remediation activities directed or agreed to by the DOH and/or EPA at the site and related business loss and property damage. The non-cashout parties of the Participating Parties have agreed that the payment by TOOTS represents a full and fair resolution of the liability and responsibility of all TOOTS-Related Entities to fund such petroleum and petroleum related response and remediation activities in the Iwilei District of Honolulu.

(5)     HECO-obligated mandatorily redeemable preferred securities of trust subsidiaries holding solely HECO and HECO-
          guaranteed subordinated debentures

          In March 1997, HECO Capital Trust I (Trust I), a grantor trust and a wholly owned subsidiary of HECO, sold (i) in a public offering, 2 million of its HECO-Obligated 8.05% Cumulative Quarterly Income Preferred Securities, Series 1997 (1997 trust preferred securities) with an aggregate liquidation preference of $50 million and (ii) to HECO, common securities with a liquidation preference of approximately $1.55 million. Proceeds from the sale of the 1997 trust preferred securities and the common securities were used by Trust I to purchase 8.05% Junior Subordinated Deferrable Interest Debentures, Series 1997 (1997 junior deferrable debentures) issued by HECO in the principal amount of $31.55 million and issued by each of Maui Electric Company, Limited (MECO) and HELCO in the respective principal amounts of $10 million. The 1997 junior deferrable debentures, which bear interest at 8.05% and mature on March 27, 2027, together with the subsidiary guarantees (pursuant to which the obligations of MECO and HELCO under their respective debentures are fully and unconditionally guaranteed by HECO), are the sole assets of Trust I. The 1997 trust preferred securities must be redeemed at the maturity of the underlying debt on March 27, 2027, which maturity may be shortened to any date after March 27, 2002 or extended to a date no later than March 27, 2046. The 1997 trust preferred securities are not redeemable at the option of the holders, and may now be redeemed by Trust I, in whole or in part. All of the proceeds from the sale were invested by Trust I in the underlying debt securities of HECO, HELCO and MECO.

          In December 1998, HECO Capital Trust II (Trust II), a grantor trust and a wholly owned subsidiary of HECO, sold (i) in a public offering, 2 million of its HECO-Obligated 7.30% Cumulative Quarterly Income Preferred Securities, Series 1998 (1998 trust preferred securities) with an aggregate liquidation preference of $50 million and (ii) to HECO, common securities with a liquidation preference of approximately $1.55 million. Proceeds from the sale of the 1998 trust preferred securities and the common securities were used by Trust II to purchase 7.30% Junior Subordinated Deferrable Interest Debentures, Series 1998 (1998 junior deferrable debentures) issued by HECO in the principal amount of $31.55 million and issued by each of MECO and HELCO in the respective principal amounts of $10 million. The 1998 junior deferrable debentures, which bear interest at 7.30% and mature on December 15, 2028, together with the subsidiary guarantees (pursuant to which the obligations of MECO and HELCO under their respective debentures are fully and unconditionally guaranteed by HECO), are the sole assets of Trust II. The 1998 trust preferred securities must be redeemed at the maturity of the underlying debt on December 15, 2028, which maturity may be shortened to a date no earlier than December 15, 2003 or extended to a date no later than December 15, 2047, and are not redeemable at the option of the holders, but may be redeemed by Trust II, in whole or in part, from time to time, on or after December 15, 2003 or upon the occurrence of certain events. All of the proceeds from the sale were invested by Trust II in the underlying debt securities of HECO, HELCO and MECO.

          The 1997 and 1998 junior deferrable debentures and the common securities of the Trusts have been eliminated in HECO’s consolidated balance sheets as of March 31, 2003 and December 31, 2002. The 1997 and 1998 junior deferrable debentures are redeemable only (i) at the option of HECO, MECO and HELCO, respectively, in whole or in part, on or after March 27, 2002 (1997 junior deferrable debentures) and December 15, 2003 (1998 junior deferrable debentures) or (ii) at the option of HECO, in whole, upon the occurrence of a “Special Event” (relating to certain changes in laws or regulations).

(6)     Recent accounting pronouncements and interpretations

Asset retirement obligations

          In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, HECO and its electric utility subsidiaries will recognize the difference as a regulatory asset or liability, as the provisions of SFAS No. 143 have no income statement impact for a regulated entity as long as the recovery of the regulatory asset or payment of the regulatory liability is probable. HECO and its subsidiaries adopted SFAS No. 143 on January 1, 2003 with no effect on HECO and its subsidiaries’ financial statements.

Rescission of SFAS No. 4, 44 and 64, amendment of SFAS No. 13, and technical corrections

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” and SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. HECO and its subsidiaries adopted the provisions of SFAS No. 145 in the second quarter of 2002 with no effect on HECO and its subsidiaries’ financial statements.

Costs associated with exit or disposal activities

          In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces EITF Issue No. 94-3. HECO and its subsidiaries adopted the provisions of SFAS No. 146 on January 1, 2003. Since SFAS No. 146 applies prospectively to exit or disposal activities initiated after December 31, 2002, the adoption of SFAS No. 146 had no effect on HECO and its subsidiaries’ historical financial statements.

Guarantor’s accounting and disclosure requirements for guarantees

          In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements for periods ending after December 15, 2002 about its obligations under guarantees it has issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. HECO and its subsidiaries adopted the provisions of FIN No. 45 on January 1, 2003. Since the initial recognition and measurement provisions of FIN No. 45 are applied prospectively to guarantees issued or modified after December 31, 2002, the adoption of these provisions of FIN No. 45 had no effect on HECO and its subsidiaries’ historical financial statements.

Consolidation of variable interest entities

          In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addresses the consolidation of VIEs as defined. FIN No. 46 applies immediately to variable interests in VIEs created after January 31, 2003, and to variable interests in VIEs obtained after January 31, 2003. For a variable interest in a VIE created before February 1, 2003, FIN No. 46 is applied to the enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of FIN No. 46 had no effect on HECO and its subsidiaries’ financial statements.

(7)     Reconciliation of electric utility operating income per HEI and HECO consolidated statements of income

Three months ended March 31	2003	2002

(in thousands)
Operating income from regulated and nonregulated activities before income taxes (per HEI consolidated statements of income)	$40,975	$45,604
Deduct:
Income taxes on regulated activities	(11,215)	(12,791)
Revenues from nonregulated activities	(951)	(998)
Add:
Expenses from nonregulated activities	246	106

Operating income from regulated activities after income taxes (per HECO consolidated statements of income)	$29,055	$31,921

(8)     Subsequent event

          On May 1, 2003, the Department of Budget and Finance of the State of Hawaii issued, at a small discount, Refunding Series 2003A Special Purpose Revenue Bonds (SPRB) in the aggregate principal amount of $14 million with a maturity of approximately 17 years and a fixed coupon interest rate of 4.75% (yield of 4.85%), and loaned the proceeds from the sale to HELCO. Also on May 1, 2003, the Department of Budget and Finance issued at par, Refunding Series 2003B SPRB in the aggregate principal amount of $52 million with a maturity of approximately 20 years and a fixed coupon interest rate of 5.00% and loaned the proceeds from the sale to HECO and HELCO.The proceeds of these Refunding SPRB, together with additional funds provided by HECO and HELCO, will be applied on June 2, 2003 to refund a like principal amount of SPRB bearing higher interest coupons (HELCO’s $4 million of 7.60% Series 1990B SPRB and $10 million of 7.375% Series 1990C SPRB with original maturities in 2020, and HECO’s and HELCO’s aggregate $52 million of 6.55% Series 1992 SPRB with original maturities in 2022).

(9)     Consolidating financial information

          HECO has not provided separate financial statements and other disclosures concerning HELCO and MECO because management has concluded that such financial statements and other information are not material to holders of the 1997 and 1998 junior deferrable debentures issued by HELCO and MECO since these securities have been fully and unconditionally guaranteed by HECO.

          For consolidating financial information for HECO and its subsidiaries for the periods ended and as of the dates indicated, see pages 26 through 31. As of the dates and for the periods presented, there were no amounts for HECO subsidiary Renewable Hawaii, Inc.

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating balance sheet (unaudited)

	March 31, 2003

(in thousands)	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and elimina- tions	HECO consolidated

Assets
Utility plant, at cost
Land	$25,350	$2,982	$3,587	$—	$—	$—	$31,919
Plant and equipment	2,039,069	569,865	599,186	—	—	—	3,208,120
Less accumulated depreciation	(888,011)	(260,113)	(245,777)	—	—	—	(1,393,901)
Plant acquisition adjustment, net	—	—	289	—	—	—	289
Construction in progress	62,065	94,154	7,272	—	—	—	163,491

Net utility plant	1,238,473	406,888	364,557	—	—	—	2,009,918

Investment in wholly owned subsidiaries, at equity	361,869	—	—	—	—	(361,869)	—

Current assets
Cash and equivalents	9	999	2,198	—	—	—	3,206
Advances to affiliates	12,700	—	18,500	51,546	51,546	(134,292)	—
Customer accounts receivable, net	59,436	13,995	11,824	—	—	—	85,255
Accrued unbilled revenues, net	38,187	10,670	7,832	—	—	—	56,689
Other accounts receivable, net	3,271	873	494	—	—	(771)	3,867
Fuel oil stock, at average cost	31,220	4,218	6,882	—	—	—	42,320
Materials and supplies, at average cost	9,817	2,419	8,808	—	—	—	21,044
Prepayments and other	58,829	8,989	4,250	—	—	—	72,068

Total current assets	213,469	42,163	60,788	51,546	51,546	(135,063)	284,449

Other assets
Regulatory assets	74,314	16,330	13,914	—	—	—	104,558
Unamortized debt expense	8,931	1,886	2,332	—	—	—	13,149
Long-term receivables and other	13,691	3,253	3,035	—	—	—	19,979

Total other assets	96,936	21,469	19,281	—	—	—	137,686

	$1,910,747	$470,520	$444,626	$51,546	$51,546	$(496,932)	$2,432,053

Capitalization and liabilities
Capitalization
Common stock equity	$925,584	$175,637	$183,140	$1,546	$1,546	$(361,869)	$925,584
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—	—	34,293
HECO-obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely HECO and HECO-guaranteed debentures	—	—	—	50,000	50,000	—	100,000
Long-term debt, net	496,664	141,001	163,692	—	—	(103,092)	698,265

Total capitalization	1,444,541	323,638	351,832	51,546	51,546	(464,961)	1,758,142

Current liabilities
Short-term borrowings–affiliate	43,000	12,700	—	—	—	(31,200)	24,500
Accounts payable	38,410	9,081	8,533	—	—	—	56,024
Interest and preferred dividends payable	10,128	2,942	3,743	—	—	(33)	16,780
Taxes accrued	35,985	12,769	13,547	—	—	—	62,301
Other	17,380	2,184	3,964	—	—	(738)	22,790

Total current liabilities	144,903	39,676	29,787	—	—	(31,971)	182,395

Deferred credits and other liabilities
Deferred income taxes	131,891	15,017	11,520	—	—	—	158,428
Unamortized tax credits	28,460	8,880	11,055	—	—	—	48,395
Other	22,957	26,616	14,780	—	—	—	64,353

Total deferred credits and other liabilities	183,308	50,513	37,355	—	—	—	271,176

Contributions in aid of construction	137,995	56,693	25,652	—	—	—	220,340

	$1,910,747	$470,520	$444,626	$51,546	$51,546	$(496,932)	$2,432,053

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating balance sheet (unaudited)

	December 31, 2002

(in thousands)	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and elimina- tions	HECO consolidated

Assets
Utility plant, at cost
Land	$25,329	$2,982	$3,585	$—	$—	$—	$31,896
Plant and equipment	2,022,987	565,920	595,911	—	—	—	3,184,818
Less accumulated depreciation	(872,332)	(255,473)	(240,149)	—	—	—	(1,367,954)
Plant acquisition adjustment, net	—	—	302	—	—	—	302
Construction in progress	63,246	93,428	7,626	—	—	—	164,300

Net utility plant	1,239,230	406,857	367,275	—	—	—	2,013,362

Investment in wholly owned subsidiaries, at equity	355,869	—	—	—	—	(355,869)	—

Current assets
Cash and equivalents	9	4	1,713	—	—	—	1,726
Advances to affiliates	14,900	—	23,000	51,546	51,546	(140,992)	—
Customer accounts receivable, net	61,384	13,979	11,750	—	—	—	87,113
Accrued unbilled revenues, net	41,272	10,701	8,125	—	—	—	60,098
Other accounts receivable, net	2,582	411	462	—	—	(1,242)	2,213
Fuel oil stock, at average cost	25,701	3,446	6,502	—	—	—	35,649
Materials and supplies, at average cost	9,076	2,248	8,126	—	—	—	19,450
Prepayments and other	61,108	9,457	5,045	—	—	—	75,610

Total current assets	216,032	40,246	64,723	51,546	51,546	(142,234)	281,859

Other assets
Regulatory assets	74,946	16,557	14,065	—	—	—	105,568
Unamortized debt expense	8,952	1,915	2,487	—	—	—	13,354
Long-term receivables and other	15,540	3,406	3,297	—	—	—	22,243

Total other assets	99,438	21,878	19,849	—	—	—	141,165

	$1,910,569	$468,981	$451,847	$51,546	$51,546	$(498,103)	$2,436,386

Capitalization and liabilities
Capitalization
Common stock equity	$923,256	$171,404	$181,373	$1,546	$1,546	$(355,869)	$923,256
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—	—	34,293
HECO-obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely HECO and HECO-guaranteed debentures	—	—	—	50,000	50,000	—	100,000
Long-term debt, net	495,689	140,993	171,680	—	—	(103,092)	705,270

Total capitalization	1,441,238	319,397	358,053	51,546	51,546	(458,961)	1,762,819

Current liabilities
Short-term borrowings–affiliate	28,600	14,900	—	—	—	(37,900)	5,600
Accounts payable	41,594	10,462	7,936	—	—	—	59,992
Interest and preferred dividends payable	7,537	1,598	2,435	—	—	(38)	11,532
Taxes accrued	48,274	14,898	15,961	—	—	—	79,133
Other	20,998	3,679	4,547	—	—	(1,204)	28,020

Total current liabilities	147,003	45,537	30,879	—	—	(39,142)	184,277

Deferred credits and other liabilities
Deferred income taxes	132,159	14,479	11,729	—	—	—	158,367
Unamortized tax credits	28,430	8,471	11,084	—	—	—	47,985
Other	23,441	26,809	14,594	—	—	—	64,844

Total deferred credits and other liabilities	184,030	49,759	37,407	—	—	—	271,196

Contributions in aid of construction	138,298	54,288	25,508	—	—	—	218,094

	$1,910,569	$468,981	$451,847	$51,546	$51,546	$(498,103)	$2,436,386

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating statement of income (unaudited)

	Three months ended March 31, 2003

(in thousands)	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and elimina- tions	HECO consolidated

Operating revenues	$227,192	$50,838	$49,931	$—	$—	$—	$327,961

Operating expenses
Fuel oil	64,039	8,301	18,499	—	—	—	90,839
Purchased power	68,605	14,939	1,810	—	—	—	85,354
Other operation	26,293	5,607	6,627	—	—	—	38,527
Maintenance	10,340	1,807	2,135	—	—	—	14,282
Depreciation	16,769	5,057	5,786	—	—	—	27,612
Taxes, other than income taxes	21,604	4,749	4,724	—	—	—	31,077
Income taxes	5,093	3,119	3,003	—	—	—	11,215

	212,743	43,579	42,584	—	—	—	298,906

Operating income	14,449	7,259	7,347	—	—	—	29,055

Other income
Allowance for equity funds used during construction	866	33	89	—	—	—	988
Equity in earnings of subsidiaries	9,640	—	—	—	—	(9,640)	—
Other, net	789	56	31	1,037	941	(2,087)	767

	11,295	89	120	1,037	941	(11,727)	1,755

Income before interest and other charges	25,744	7,348	7,467	1,037	941	(11,727)	30,810

Interest and other charges
Interest on long-term debt	6,338	1,809	2,177	—	—	—	10,324
Amortization of net bond premium and expense	325	88	100	—	—	—	513
Other interest charges	1,549	462	418	—	—	(2,087)	342
Allowance for borrowed funds used during construction	(394)	(14)	(35)	—	—	—	(443)
Preferred stock dividends of subsidiaries	—	—	—	—	—	229	229
Preferred securities distributions of trust subsidiaries	—	—	—	—	—	1,919	1,919

	7,818	2,345	2,660	—	—	61	12,884

Income before preferred stock dividends of HECO	17,926	5,003	4,807	1,037	941	(11,788)	17,926
Preferred stock dividends of HECO	270	134	95	1,006	913	(2,148)	270

Net income for common stock	$17,656	$4,869	$4,712	$31	$28	$(9,640)	$17,656

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating statement of retained earnings (unaudited)

	Three months ended March 31, 2003

(in thousands)	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and elimina- tions	HECO consolidated

Retained earnings, beginning of period	$542,023	$71,414	$87,092	$—	$—	$(158,506)	$542,023
Net income for common stock	17,656	4,869	4,712	31	28	(9,640)	17,656
Common stock dividends	(15,290)	(642)	(2,949)	(31)	(28)	3,650	(15,290)

Retained earnings, end of period	$544,389	$75,641	$88,855	$—	$—	$(164,496)	$544,389

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating statement of income (unaudited)

	Three months ended March 31, 2002

(in thousands)	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and elimina- tions	HECO consolidated

Operating revenues	$189,166	$44,426	$43,741	$—	$—	$—	$277,333

Operating expenses
Fuel oil	39,414	6,503	13,318	—	—	—	59,235
Purchased power	61,405	14,186	1,510	—	—	—	77,101
Other operation	18,153	4,661	6,409	—	—	—	29,223
Maintenance	8,856	2,244	2,912	—	—	—	14,012
Depreciation	15,901	4,894	5,565	—	—	—	26,360
Taxes, other than income taxes	18,200	4,216	4,274	—	—	—	26,690
Income taxes	7,955	2,106	2,730	—	—	—	12,791

	169,884	38,810	36,718	—	—	—	245,412

Operating income	19,282	5,616	7,023	—	—	—	31,921

Other income
Allowance for equity funds used during construction	711	55	7	—	—	—	773
Equity in earnings of subsidiaries	7,620	—	—	—	—	(7,620)	—
Other, net	821	102	(9)	1,037	941	(2,077)	815

	9,152	157	(2)	1,037	941	(9,697)	1,588

Income before interest and other charges	28,434	5,773	7,021	1,037	941	(9,697)	33,509

Interest and other charges
Interest on long-term debt	6,089	1,842	2,205	—	—	—	10,136
Amortization of net bond premium and expense	320	78	102	—	—	—	500
Other interest charges	1,718	477	333	—	—	(2,077)	451
Allowance for borrowed funds used during construction	(322)	(30)	(3)	—	—	—	(355)
Preferred stock dividends of subsidiaries	—	—	—	—	—	229	229
Preferred securities distributions of trust subsidiaries	—	—	—	—	—	1,919	1,919

	7,805	2,367	2,637	—	—	71	12,880

Income before preferred stock dividends of HECO	20,629	3,406	4,384	1,037	941	(9,768)	20,629
Preferred stock dividends of HECO	270	134	95	1,006	913	(2,148)	270

Net income for common stock	$20,359	$3,272	$4,289	$31	$28	$(7,620)	$20,359

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating statement of retained earnings (unaudited)

	Three months ended March 31, 2002

(in thousands)	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and elimina- tions	HECO consolidated

Retained earnings, beginning of period	$495,961	$65,690	$78,182	$—	$—	$(143,872)	$495,961
Net income for common stock	20,359	3,272	4,289	31	28	(7,620)	20,359
Common stock dividends	(9,233)	(926)	(2,106)	(31)	(28)	3,091	(9,233)

Retained earnings, end of period	$507,087	$68,036	$80,365	$—	$—	$(148,401)	$507,087

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating statement of cash flows (unaudited)

	Three months ended March 31, 2003

(in thousands)	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassi-fications and elimina- tions	HECO consolidated

Cash flows from operating activities
Income before preferred stock dividends of HECO	$17,926	$5,003	$4,807	$1,037	$941	$(11,788)	$17,926
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
Equity in earnings	(9,640)	—	—	—	—	9,640	—
Common stock dividends received from subsidiaries	3,650	—	—	—	—	(3,650)	—
Depreciation of property, plant and equipment	16,769	5,057	5,786	—	—	—	27,612
Other amortization	947	182	1,005	—	—	—	2,134
Deferred income taxes	(225)	538	(207)	—	—	—	106
Tax credits, net	284	466	36	—	—	—	786
Allowance for equity funds used during construction	(866)	(33)	(89)	—	—	—	(988)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	1,259	(478)	(106)	—	—	(471)	204
Decrease in accrued unbilled revenues	3,085	31	293	—	—	—	3,409
Increase in fuel oil stock	(5,519)	(772)	(380)	—	—	—	(6,671)
Increase in materials and supplies	(741)	(171)	(682)	—	—	—	(1,594)
Decrease (increase) in regulatory assets	505	49	(670)	—	—	—	(116)
Increase (decrease) in accounts payable	(3,184)	(1,381)	597	—	—	—	(3,968)
Decrease in taxes accrued	(12,289)	(2,129)	(2,414)	—	—	—	(16,832)
Changes in other assets and liabilities	3,481	160	1,568	—	—	2,390	7,599

Net cash provided by operating activities	15,442	6,522	9,544	1,037	941	(3,879)	29,607

Cash flows from investing activities
Capital expenditures	(15,408)	(5,463)	(2,991)	—	—	—	(23,862)
Contributions in aid of construction	1,300	3,064	478	—	—	—	4,842
Repayments from affiliates	2,200	—	4,500	—	—	(6,700)	—

Net cash provided by (used in) investing activities	(11,908)	(2,399)	1,987	—	—	(6,700)	(19,020)

Cash flows from financing activities
Common stock dividends	(15,290)	(642)	(2,949)	(31)	(28)	3,650	(15,290)
Preferred stock dividends	(270)	(134)	(95)	—	—	229	(270)
Preferred securities distributions of trust subsidiaries	—	—	—	(1,006)	(913)	—	(1,919)
Proceeds from issuance of long-term debt	943	—	—	—	—	—	943
Repayment of long-term debt	—	—	(8,000)	—	—	—	(8,000)
Net increase (decrease) in short-term borrowings from affiliate with original maturities of three months or less	14,400	(2,200)	—	—	—	6,700	18,900
Other	(3,317)	(152)	(2)	—	—	—	(3,471)

Net cash used in financing activities	(3,534)	(3,128)	(11,046)	(1,037)	(941)	10,579	(9,107)

Net increase in cash and equivalents	—	995	485	—	—	—	1,480
Cash and equivalents, beginning of period	9	4	1,713	—	—	—	1,726

Cash and equivalents, end of period	$9	$999	$2,198	$—	$—	$—	$3,206

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating statement of cash flows (unaudited)

	Three months ended March 31, 2002

(in thousands)	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and elimina- tions	HECO consolidated

Cash flows from operating activities
Income before preferred stock dividends of HECO	$20,629	$3,406	$4,384	$1,037	$941	$(9,768)	$20,629
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
Equity in earnings	(7,620)	—	—	—	—	7,620	—
Common stock dividends received from subsidiaries	3,091	—	—	—	—	(3,091)
Depreciation of property, plant and equipment	15,901	4,894	5,565	—	—	—	26,360
Other amortization	1,071	602	1,390	—	—	—	3,063
Deferred income taxes	530	(31)	(177)	—	—	—	322
Tax credits, net	242	375	78	—	—	—	695
Allowance for equity funds used during construction	(711)	(55)	(7)	—	—	—	(773)
Changes in assets and liabilities
Decrease in accounts receivable	6,968	144	1,469	—	—	394	8,975
Decrease in accrued unbilled revenues	698	136	812	—	—	—	1,646
Decrease (increase) in fuel oil stock	(2,432)	848	460	—	—	—	(1,124)
Increase in materials and supplies	(288)	(363)	(450)	—	—	—	(1,101)
Decrease (increase) in regulatory assets	(121)	74	(399)	—	—	—	(446)
Increase (decrease) in accounts payable	3,101	(1,997)	(2,417)	—	—	—	(1,313)
Decrease in taxes accrued	(17,179)	(2,594)	(1,631)	—	—	—	(21,404)
Changes in other assets and liabilities	(2,408)	1,248	968	—	—	1,525	1,333

Net cash provided by operating activities	21,472	6,687	10,045	1,037	941	(3,320)	36,862

Cash flows from investing activities
Capital expenditures	(13,957)	(3,627)	(3,309)	—	—	—	(20,893)
Contributions in aid of construction	1,155	460	185	—	—	—	1,800
Advances to affiliates	(1,000)	—	(5,000)	—	—	6,000	—

Net cash used in investing activities	(13,802)	(3,167)	(8,124)	—	—	6,000	(19,093)

Cash flows from financing activities
Common stock dividends	(9,233)	(926)	(2,106)	(31)	(28)	3,091	(9,233)
Preferred stock dividends	(270)	(134)	(95)	—	—	229	(270)
Preferred securities distributions of trust subsidiaries	—	—	—	(1,006)	(913)	—	(1,919)
Proceeds from issuance of long-term debt	3,277	—	—	—	—	—	3,277
Repayment of long-term debt	—	(5,000)	—	—	—	—	(5,000)
Net increase (decrease) in short-term borrowings from affiliate with original maturities of three months or less	4,529	1,000	—	—	—	(6,000)	(471)
Other	(5,973)	262	—	—	—	—	(5,711)

Net cash used in financing activities	(7,670)	(4,798)	(2,201)	(1,037)	(941)	(2,680)	(19,327)

Net decrease in cash and equivalents	—	(1,278)	(280)	—	—	—	(1,558)
Cash and equivalents, beginning of period	9	1,282	567	—	—	—	1,858

Cash and equivalents, end of period	$9	$4	$287	$—	$—	$—	$300

Item 2.     Management’s discussion and analysis of financial condition and results of operations

          The following discussion should be read in conjunction with the consolidated financial statements of HEI and HECO and accompanying notes.

RESULTS OF OPERATIONS

HEI Consolidated

	Three months ended March 31,

(in thousands, except per share amounts)	2003	2002	% change	Primary reason(s) for significant change*

Revenues	$424,636	$377,436	13%	Increase for the electric utility segment, slightly offset by a decrease for the bank segment
Operating income	59,088	64,604	(9)	Decreases for the electric utility and “other” segments, slightly offset by an increase for the bank segment
Net income	24,327	26,872	(9)	Lower operating income, partly offset by higher AFUDC and lower interest expense due to lower interest rates and lower long-term borrowing balances in January and February
Basic earnings per common share	$0.66	$0.75	(12)	See explanation for net income above and weighted-average number of common shares outstanding below
Weighted-average number of common shares outstanding	36,897	35,818	3	Issuances of shares under the DRIP and other plans

*     Also see segment discussions which follow.

Economic conditions

          Despite the impacts of the September 11, 2001 terrorist attacks and the war in Iraq, Hawaii’s overall economy has been relatively resilient. Hawaii’s real gross state product increased 2.7% in 2002, and is expected to continue modest growth in 2003 despite temporary setbacks in tourism. Visitor arrivals started the year off with positive growth (up 5.5% year-to-date February 2003), but have moderated since the war in Iraq began in mid-March. The Japanese visitor market in particular has fallen sharply (down 28% during the Iraqi Freedom campaign from March 19 to April 17, 2003 compared to prior year levels) due to concerns over the war and the spread of Severe Acute Respiratory Syndrome (SARS). Some airlines have temporarily reduced daily flights to Hawaii in response to softening demand in the visitor market. However, a continued winding down of hostilities in the Middle East should eventually remove one impediment to the resumption of growth in the global economy and the Hawaii visitor industry.

          While the visitor industry has been weakened by external events, Hawaii’s economy continues to be buoyed by strength in certain key non-tourism sectors. With interest rates at 41-year lows, the local construction and real estate industries continue to grow. In 2002, total construction expenditures rose 13.5% over 2001, and construction jobs increased 3.5%. In the first two months of 2003, construction jobs continued this strong growth, increasing 8.9% over the same period last year. For the first quarter of 2003, home resales volume on Oahu was up 9.1% and the median sales price was up 13.6% over the same period last year. Home sales on the neighbor islands also remained strong through March, with volume and prices continuing to increase on all islands. Other growing sectors include professional and business services, health services and federal and state government.

          Hawaii’s economic resiliency is reflected in other indicators. Hawaii’s unemployment rate remained low at 3.4% in March 2003, after reaching a 12-year low of 3.0% in February. The latest leading economic indicator computed by the State was up in October 2002 for the ninth consecutive month, signaling improvement in economic conditions in the months ahead. Just prior to the onset of the Iraq war, the State’s Department of Business and Economic Development and Tourism lowered its forecast of real growth in Hawaii’s economy for 2003 from 2.1% to 1.7% due to sluggish conditions in the U.S. mainland and Japan economies in early 2003. The after effects of war and SARS may further depress this economic outlook, but local economists are still optimistic that Hawaii’s economy will continue to grow because of moderately strong personal income growth, job market growth and aggregate strength in local non-tourism industries. Still, Hawaii’s economy remains vulnerable to uncertainties in the external environment, particularly the U.S. mainland and Japan economies, potential terrorist attacks, tensions in the Middle East and North Korea and the spread of SARS.

Dividends

          HEI and its predecessor company, HECO, have paid dividends continuously since 1901. On April 22, 2003, HEI’s Board maintained the quarterly dividend of $0.62 per common share. The payout ratio for 2002 and the first quarter of 2003 was 76% and 94%, respectively. HEI management believes HEI should achieve a 65% payout ratio before it considers increasing the common stock dividend above its current level.

Pension and other postretirement benefits

          Due to the sharp decline in U.S. equity markets since the third quarter of 2000, the value of assets held in trust to satisfy the obligations of the Company’s retirement benefit plans has decreased significantly. For 2002, 2001 and 2000, the realized and unrealized losses on retirement benefit plan assets were $112 million, $96 million and $31 million, respectively. For the first four months of 2003, the estimated loss was approximately $3 million.

          As a result of the investment experience and low fixed income interest rates, at December  31, 2003 the Company, like many sponsors of defined benefit pension plans, could be required to recognize an additional minimum liability as prescribed by SFAS No. 87, “Employers’ Accounting for Pensions.” The liability would largely be recorded as a reduction to common equity through a non-cash charge to accumulated other comprehensive income, and would not affect net income for 2003. The additional minimum liability would also result in the removal from the Company’s balance sheet of the prepaid pension asset ($70 million as of December 31, 2002). The ultimate impact of the investment performance of assets of the retirement benefit plans on the Company’s financial position, results of operations and cash flows will not be known until the retirement benefit plans’ assets and liabilities are valued at December 31, 2003.

          At December 31, 2002, the Company was required to recognize an additional minimum liability of $9 million, resulting in a reduction in common equity of $5 million (net of tax benefits). The amount of additional pension liability, if any, to be recorded at December 31, 2003, will depend upon a number of factors, including the year-end discount rate assumption, asset returns experienced in 2003, any changes to actuarial assumptions or plan provisions, and contributions made by the Company to the plans during 2003. Although not required for 2003, the Company is currently evaluating whether to make cash contributions to the qualified HEI pension plan in 2003. The additional liability to be recorded at December 31, 2003 or the cash contributions made to the plans in 2003 could be material. Also, without a substantial recovery in the U.S. equity markets, retirement benefit costs/expenses and cash funding requirements could increase in future years. The Company believes that additional contributions and/or expenses attributable to the electric utilities’ operations are recoverable in the ratemaking process, and would actively pursue such recovery. The electric utilities, however, would need to file applications for general rate increases and net income could be adversely affected until rate relief is granted.

          Assuming no changes in retirement benefit plan provisions and the actuarial assumptions used at December 31, 2002, and further assuming no return on plan assets or contributions for 2003, the additional reduction in common equity for the qualified pension plans (including the reduction resulting from the removal of the prepaid pension plan asset) is projected to be approximately $78 million (or $127 million, less tax benefits of $49 million) at December 31, 2003, of which net reduction approximately $76 million would relate to the electric utility subsidiaries.

          If the Company is required to record substantially greater charges to equity in the future than the charges that might be required under the assumptions described above, the Company’s financial ratios may deteriorate, which could result in security ratings downgrades, difficulty (or greater expense) in obtaining future financing and possible financial covenant violations (although there are no advances currently outstanding under any credit facility subject to financial covenants).

Following is a general discussion of the results of operations by business segment.

Electric utility

	Three months ended March 31,

(dollars in thousands except per barrel amounts)	2003	2002	% change	Primary reason(s) for significant change

Revenues	$328,912	$278,331	18	Higher fuel oil and purchased energy fuel costs, the effects of which are passed on to customers ($43 million) and 2.5% higher KWH sales ($8 million)
Expenses
Fuel oil	90,839	59,235	53	Higher fuel oil costs and more KWHs generated
Purchased power	85,354	77,101	11	Higher fuel costs
Other	111,744	96,391	16	Higher other operation expenses, depreciation and taxes, other than income taxes
Operating income	40,975	45,604	(10)	Higher KWH sales, more than offset by higher other operation expenses, depreciation and taxes, other than income taxes
Net income	17,656	20,359	(13)	Lower operating income, partly offset by higher AFUDC
Kilowatthour sales (millions)	2,279	2,223	3
Cooling degree days (Oahu)	828	819	1
Fuel oil cost per barrel	$35.91	$24.45	47

          Kilowatthour (KWH) sales in the first quarter of 2003 increased 2.5% from the same quarter in 2002, primarily due to increases in residential usage and the number of residential customers (due in part to the strong residential real estate market in Hawaii). KWH sales increases for the first quarter of 2003 over 2002 for HECO, HELCO, and MECO were 30 million KWHs, 15 million KWHs and 11 million KWHs, respectively. While all the electric utilities showed sales growth due in large part to strength in non-tourism sectors of the economy and a rebound in tourism earlier in the quarter, KWH sales growth, particularly at HECO, was tempered by the impact on tourism of concerns over the war in Iraq and the spread of SARS. Cooling degree days were 1% higher in the first quarter of 2003 compared with the first quarter of 2002. Electric utility operating income decreased 10% from the first quarter 2002, primarily due to higher other operation and depreciation expenses, partly offset by the impact of higher KWH sales. Other operation expense increased 32% primarily due to higher employee benefit expenses, including higher retirement benefits expense, and higher property insurance premiums and environmental expenses. In addition to higher premiums, insurers have introduced new exclusions or limitations on coverage for claims related to certain perils including, but not limited to, mold and terrorism. While not significant for the first quarter 2003, the Company expects to continue to incur additional costs for security at its facilities and to comply with the requirements of the Sarbanes-Oxley Act of 2002. Pension and other postretirement benefit expenses for the electric utilities increased $6.4 million over the same period in 2002 ($3.6 million expense in the first quarter of 2003 versus a $2.8 million credit in the first quarter of 2002), partly due to revised assumptions (decreasing the discount rate 50 basis points to 6.75% and the long-term rate of return on assets 100 basis points to 9.0% as of December 31, 2002 compared to December 31, 2001) and the effect of the stock market decline on the performance of the assets held in trust to satisfy the obligations of the retirement benefit plans. Higher depreciation expense was attributable to more plant placed in service in 2002.

          HECO and its subsidiaries’ growth in KWH sales are currently forecast to be 1.8%, 2.2%, 1.7%, 1.9% and 1.5% for 2003, 2004, 2005, 2006 and 2007, respectively, but actual KWH sales are affected by several factors outside the control of the electric utilities – such as weather, hotel occupancy levels and new construction – and thus may differ substantially from forecast KWH sales.

Competition

          The electric utility industry in Hawaii has become increasingly competitive. IPPs are well established in Hawaii and continue to actively pursue new projects. Competition in the generation sector in Hawaii is moderated, however, by the scarcity of generation sites, various permitting processes and lack of interconnections to other electric utilities. Customer self-generation, with or without cogeneration, is a continuing competitive factor. Historically, HECO and its subsidiaries have been able to compete by offering customers economic alternatives that, among other things, employ energy efficient electrotechnologies such as the heat pump water heater. However, the number of customer self-generation projects that are being proposed or installed in Hawaii, particularly those involving combined heat and power (CHP) systems, is growing. CHP systems are a form of distributed generation (DG), and produce electricity and thermal energy from gas, propane or diesel-fired engines.  In Hawaii, the thermal energy generally is used to heat water and, through an absorption chiller, drive an air conditioning system. The electric energy generated by these systems is usually lower in output than the customer’s load, which results in continued connection to the utility grid to make up the difference in electricity demand and to provide back up electricity.

          The electric utilities have initiated several demonstration projects and other activities, including a small customer-owned CHP demonstration project on Maui, to provide on-going evaluation of DG. The electric utilities also have made a limited number of proposals to customers, which are subject to PUC approval, to install and operate utility-owned CHP systems at the customers’ sites. The electric utilities are in the planning stage to expand their offering of CHP systems to its commercial customers as part of their regulated electric utility service. Incremental generation from such customer-sited CHP systems, and other DG, is expected to complement traditional central station power, as part of the electric utilities’ plans to serve their forecast load growth. The offering of CHP systems would be subject to PUC review and approval. To facilitate such an offering, the electric utilities signed a teaming agreement, in early 2003, with a manufacturer of packaged CHP systems, but the teaming agreement does not commit the electric utilities to make any CHP system purchases.

          In 1996, the PUC instituted a proceeding to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. Several of the parties submitted final statements of position to the PUC in 1998. HECO’s position in the proceeding was that retail competition is not feasible in Hawaii, but that some of the benefits of competition could be achieved through competitive bidding for new generation, performance-based rate-making (PBR) and innovative pricing provisions. The other parties to the proceeding advanced numerous other proposals.

          In May 1999, the PUC approved HECO’s standard form contract for customer retention that allows HECO to provide a rate option for customers who would otherwise reduce their energy use from HECO’s system by using energy from a nonutility generator. Based on HECO’s current rates, the standard form contract provides a 2.77% and an 11.27% discount on base energy rates for qualifying “Large Power” and “General Service Demand” customers, respectively. In March 2000, the PUC approved a similar standard form contract for HELCO which, based on HELCO’s current rates, provides a 10.00% discount on base energy rates for qualifying “Large Power” and “General Service Demand” customers.

          In December 1999, HECO, HELCO and MECO filed an application with the PUC seeking permission to implement PBR in future rate cases. In early 2001, the PUC dismissed the PBR proposal without prejudice, indicating it declined at that time to change its current cost of service/rate of return methodology for determining electric utility rates.

          In January 2000, the PUC submitted to the legislature a status report on its investigation of competition. The report stated that competitive bidding for new power supplies (i.e., wholesale generation competition) is a logical first step to encourage competition in Hawaii’s electric industry and that the PUC plans to proceed with an examination of the feasibility of competitive bidding and to review specific policies to encourage renewable energy resources in the power generation mix. The report states that “further steps” by the PUC “will involve the development of specific policies to encourage wholesale competition and the continuing examination of other areas suitable for the development of competition.” HECO is unable to predict the ultimate outcome of the proceeding, which of the proposals (if any) advanced in the proceeding will be implemented or whether the parties will seek and obtain state legislative action on their proposals (other than the legislation described below under “Legislation”).

Regulation of electric utility rates

          The PUC has broad discretion in its regulation of the rates charged by HEI’s electric utility subsidiaries and in other matters. Any adverse D&O by the PUC concerning the level or method of determining electric utility rates, the authorized returns on equity or other matters, or any prolonged delay in rendering a D&O in a rate or other proceeding, could have a material adverse effect on the Company’s results of operations and financial condition. Upon a showing of probable entitlement, the PUC is required to issue an interim D&O in a rate case within 10 months from the date of filing a completed application if the evidentiary hearing is completed (subject to extension for 30 days if the evidentiary hearing is not completed). There is no time limit for rendering a final D&O. Interim rate increases are subject to refund with interest, pending the final outcome of the case.

          At March 31, 2003, HECO and its subsidiaries had recognized $16 million of revenues under interim orders which allowed them to recover certain integrated resource planning costs they incurred since 1995, which revenues are subject to refund, with interest, to the extent they exceed the amounts that are allowed in final orders. The Consumer Advocate has objected to the recovery of $2.4 million (before interest) of the $10 million of incremental costs incurred during 1995 through 2001.

          Management cannot predict with certainty when D&Os in future rate cases will be rendered or the amount of any interim or final rate increase that may be granted. There are no rate cases pending at this time. HECO, however, has committed to file a rate increase application using a 2003 or 2004 test year.

          The rate schedules of the electric utility subsidiaries include energy cost adjustment clauses under which electric rates charged to customers are automatically adjusted for changes in the weighted-average cost of fuel oil and certain components of purchased power, and the relative amounts of company-generated power and purchased power. In 1997 PUC decisions approving the electric utilities’ fuel supply contracts, the PUC noted that, in light of the length of the fuel supply contracts and the relative stability of fuel prices, the need for continued use of energy cost adjustment clauses would be the subject of investigation in a generic docket or in a future rate case. The electric utility subsidiaries believe that the energy cost adjustment clauses continue to be necessary. These clauses were continued in the most recent HELCO and MECO rate cases (final D&O’s issued in February 2001 and April 1999, respectively).

          Consultants periodically conduct depreciation studies for the electric utilities to determine whether the existing approved rates and methods used to calculate depreciation accruals are appropriate for the production, transmission, distribution and general plant accounts. If it is determined that the existing rates and methods are no longer appropriate, changes to those rates are recommended as part of the study. In October 2002, HECO filed an application with the PUC for approval to change its depreciation rates and to change to vintage amortization accounting for selected plant accounts, which changes would have amounted to an approximate $4.2 million, or 6.3%, increase in depreciation expense based on a study of depreciation expense for 2000. In its application, HECO requested that the effective date of the proposed changes coincide with the effective date of the rates established in HECO’s next rate case proceeding so that HECO’s financial results would not be negatively impacted by the depreciation rates and method ultimately approved by the PUC.

Most recent rate requests

          HEI’s electric utility subsidiaries initiate PUC proceedings from time to time to request electric rate increases to cover rising operating costs (e.g., the cost of purchased power) and the cost of plant and equipment, including the cost of new capital projects to maintain and improve service reliability. As of May 1, 2003, the return on average common equity (ROACE) found by the PUC to be reasonable in the most recent final rate decision for each utility was 11.40% for HECO (D&O issued on December 11, 1995, based on a 1995 test year), 11.50% for HELCO (D&O issued on February 8, 2001, based on a 2000 test year) and 10.94% for MECO (amended D&O issued on April 6, 1999, based on a 1999 test year). For 2002, the actual simple average ROACEs (calculated under the rate-making method and reported to the PUC) for HECO, HELCO and MECO were 11.33%, 7.52% and 10.30%, respectively.

          As of May 1, 2003, the return on average rate base (ROR) found by the PUC to be reasonable in the most recent final rate decision for each utility was 9.16% for HECO (D&O issued on December 11, 1995, based on a 1995 test year), 9.14% for HELCO (D&O issued on February 8, 2001, based on a 2000 test year) and 8.83% for MECO (amended D&O issued on April 6, 1999, based on a 1999 test year). For 2002, the actual simple average RORs (calculated under the rate-making method and reported to the PUC) for HECO, HELCO and MECO were 8.94%, 9.15% and 8.83%, respectively.

Hawaiian Electric Company, Inc.  HECO has not initiated a rate case for several years, but in 2001 it committed to initiate a rate case within three years, using a 2003 or 2004 test year, as part of the agreement described below under “Other regulatory matters, Demand-side management programs – agreements with the Consumer Advocate.”

Hawaii Electric Light Company, Inc.   In early 2001, HELCO received a final D&O from the PUC authorizing an $8.4 million, or 4.9% increase in annual revenues, effective February 15, 2001 and based on an 11.50% ROACE. The D&O included in rate base $7.6 million for pre-air permit facilities needed for the delayed Keahole power plant expansion project that the PUC had also found to be used or useful to support the existing generating units at Keahole. The timing of a future HELCO rate increase request to recover costs relating to the delayed Keahole power plant expansion project, i.e., adding two combustion turbines (CT-4 and CT-5) at Keahole, including the remaining cost of pre-air permit facilities, will depend on future circumstances. See “HELCO power situation” in note (4) of HECO’s “Notes to Consolidated Financial Statements.”

          On June 1, 2001, the PUC issued an order approving a new standby service rate schedule rider for HELCO. The standby service rider issue had been bifurcated from the rest of the rate case. The rider provides the rates, terms and conditions for obtaining backup and supplemental electric power from the utility when a customer obtains all or part of its electric power from sources other than HELCO.

Other regulatory matters

Demand-side management programs - lost margins and shareholder incentives. HECO, HELCO and MECO’s energy efficiency demand-side management (DSM) programs, currently approved by the PUC, provide for the recovery of lost margins and the earning of shareholder incentives.

          Lost margins are accrued and collected prospectively based on the programs’ forecast levels of participation, and are subject to two adjustments based on (1) the actual level of participation and (2) the results of impact evaluation reports. The difference between the adjusted lost margins and the previously collected lost margins are subject to refund or recovery, with any over or under collection accruing interest at HECO, HELCO, or MECO’s authorized rate of return on rate base. HECO, HELCO and MECO plan to file the impact evaluation report for the 2000-2002 period with the PUC in the fourth quarter of 2004 and adjust the lost margin recovery as required. Past adjustments required for lost margins have not had a material effect on HECO, HELCO or MECO’s financial statements.

          Shareholder incentives are accrued currently and collected retrospectively based on the programs’ actual levels of participation for the prior year. Beginning in 2001, shareholder incentives collected are subject to retroactive adjustment based on the results of impact evaluation reports, similar to the adjustment process for lost margins.

Demand-side management programs – agreements with the Consumer Advocate. In October 2001, HECO and the Consumer Advocate finalized agreements, subject to PUC approval, under which HECO’s three commercial and industrial DSM programs and two residential DSM programs would be continued until HECO’s next rate case, which, under the agreements, HECO committed to file using a 2003 or 2004 test year and following the PUC’s rules for determining the test year. The agreements for the temporary continuation of HECO’s existing DSM programs were in lieu of HECO continuing to seek approval of new 5-year DSM programs. Any DSM programs to be in place after HECO’s next rate case will be determined as part of the case. Under the agreements, HECO will cap the recovery of lost margins and shareholder incentives if such recovery would cause HECO to exceed its current authorized return on rate base. HECO also agreed it will not pursue the continuation of lost margins recovery and shareholder incentives through a surcharge mechanism in future rate cases. Consistent with the HECO agreements, in October 2001, HELCO and MECO reached agreements with the Consumer Advocate and filed requests to continue their four existing DSM programs. In November 2001, the PUC issued orders (one of which was later amended) that, subject to certain reporting requirements and other conditions, approved (1) the agreements regarding the temporary continuation of HECO’s five existing DSM programs until HECO’s next rate case and (2) the agreements regarding the temporary continuation of HELCO’s and MECO’s DSM programs until one year after the PUC makes a revenue requirements determination in HECO’s next rate case. Under the orders, however, HELCO and MECO are allowed to recover only lost margins and shareholder incentives accrued through the date that interim rates are established in HECO’s next rate case, but may request to extend the time of such accrual and recovery for up to one additional year. In 2002, MECO’s revenues from shareholder incentives were $0.7 million lower than the amount that would have been recorded if MECO had not agreed to cap such incentives when its authorized return on rate base was exceeded. Also in 2002, HELCO slightly exceeded its authorized return on rate base resulting in a reduction to shareholders incentives of approximately $31,000, which HELCO recorded in January 2003. In 2002, HECO did not exceed its authorized return on rate base.

PUC Commissioners.  Carlito Caliboso has been appointed Chairman of the PUC effective April 30, 2003. Mr. Caliboso is an attorney and was in private practice prior to his appointment. Continuing to serve on the PUC is Commissioner Wayne H. Kimura, who served as Chairman from July 2002 to April 2003 and Commissioner Janet E. Kawelo.

Nonutility generation

          In March 1988, HECO entered into a PPA with AES Barbers Point, Inc. (now known as AES Hawaii), a Hawaii-based, indirect subsidiary of The AES Corporation. The agreement with AES Hawaii, as amended in August 1989, provides that, for a period of 30 years beginning September 1992, HECO will purchase 180 MW of firm capacity. Under the amended PPA, AES Hawaii must obtain certain consents from HECO prior to entering into any arrangement to refinance the facility. AES Hawaii has proposed a possible refinancing of the facility, and HECO and AES Hawaii have reached conceptual agreement on the terms upon which HECO is willing to consent to the proposed refinancing. The terms contemplate that HECO will receive consideration for its consent, primarily in the form of a PPA amendment that will reduce the cost of power supplied to HECO pursuant to the PPA. The benefit of the power cost reduction, totaling approximately $2.9 million annually, will be passed on to ratepayers through a reduction in rates. AES Hawaii also is granting HECO an option, subject to certain conditions, to acquire an interest in portions of the AES Hawaii facility site that are not needed for the existing plant operations, and which potentially could be used for the development of another coal-fired facility. The PPA amendment, the option and HECO’s consent to the refinancing are subject to several conditions, including PUC approval of the amendment, agreement on the documents providing HECO’s consent and its subordinated security interest in the facility after the refinancing, and completion of the proposed refinancing arrangements by AES Hawaii. HECO has submitted an application to the PUC requesting approval of the PPA amendment.

Legislation

          Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the utilities and their customers. The 2003 Hawaii legislature considered measures that would undertake a comprehensive audit of Hawaii’s electric utility regulatory policies, energy policies and support for reducing Hawaii’s dependence on imported petroleum for electrical generation, and a measure to remove the cap on the amount of net energy metering the utilities would be required to make available to eligible customers. These measures were not enacted into law. The legislature did, however, pass a more restricted bill calling for a management audit of the PUC. Also, the legislature passed a law, which takes effect on July 1, 2003, that requires employers who have at least 100 employees to allow their employees to use up to 10 days of their compensated sick leave per year to care for a sick family member. At this time, management is evaluating the possible impact this new law may have on the Company.

          In its 2001 session, the Hawaii legislature passed a law establishing “renewable portfolio standard” goals for electric utilities of 7% by December 31, 2003, 8% by December 31, 2005 and 9% by December 31, 2010. HECO, HELCO and MECO are permitted to aggregate their renewable portfolios in order to achieve these goals. Any electric utility whose percentage of sales of electricity represented by renewable energy does not meet these goals will have to report to the PUC and provide an explanation for not meeting the renewables portfolio standard. The PUC could then grant a waiver from the standard or an extension for meeting the standard. The PUC may also provide incentives to encourage electric utilities to exceed the standards or meet the standards earlier, or both, but as yet no such incentives have been proposed. The law also requires that electric utilities offer net energy metering to solar, wind turbine, biomass or hydroelectric generating systems (or hybrid systems) with a capacity up to 10 kilowatts (i.e., a customer-generator may be a net user or supplier of energy and will make payments to or receive credits from the electric utility accordingly).

          The electric utilities currently support renewable sources in various ways, including their solar water heating and heat pump programs and their purchased power contracts with nonutility generators using renewable sources (e.g., refuse-fired, geothermal, hydroelectric and wind turbine generating systems). The electric utilities continue to initiate and support many renewable energy research and development projects to help develop these technologies (e.g., photovoltaic projects). They are also conducting integrated resource planning to evaluate the use of more renewables and, in December 2002, HECO formed a subsidiary, Renewable Hawaii, Inc., to invest in and encourage further investments in renewable energy projects. About 6.8% of electricity sales for 2002 were from renewable resources (as defined under the renewable portfolio standard law). Despite their efforts, the electric utilities believe it may be difficult to increase this percentage to the percentages targeted in the 2001 Hawaii legislation, particularly if sales of electricity increase in future years as projected. Thus, at this time, management cannot predict the impact of this law or of other proposed congressional and Hawaii legislation on the utilities or their customers.

Bank

	Three months ended March 31,

(in thousands)	2003	2002	% change	Primary reason(s) for significant change

Revenues	$95,102	$98,842	(4)

Lower interest income (resulting from lower weighted-average yields, partly offset by the impact of higher average loan and mortgage-related securities balances), partly offset by higher other income (including higher fee income)

Operating income	22,426	22,171	1	Higher net interest and other income and lower provision for loan losses, partly offset by higher general and administrative expenses
Net income	13,508	13,351	1	Higher operating income
Interest rate spread	3.14%	3.27%	(4)	62 basis points decrease in the weighted-average yield on interest-earning assets, partly offset by a 49 basis points decrease in the weighted-average rate on interest-bearing liabilities

          Earnings of ASB depend primarily on net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. ASB’s loan volumes and yields are affected by market interest rates, competition, demand for real estate financing, availability of funds and management’s responses to these factors. Advances from the FHLB of Seattle and securities sold under agreements to repurchase continue to be significant sources of funds. Other factors affecting ASB’s operating results include gains or losses on sales of securities available for sale, fee income, provision for loan losses, writedown of mortgage servicing rights and expenses from operations.

          ASB’s net income for the quarter ended March 31, 2003 increased 1% over the first quarter of 2002 due to higher net interest and other income and a lower provision for loan losses. Continued low interest rates and high mortgage refinancing volume, however, have put pressure on ASB’s interest rate spread as the loan and mortgage-related securities portfolio reprices lower while deposit rates are already at low levels that are difficult to reduce further without loss of deposits. See “Item 3. Quantitative and qualitative disclosures about market risk.”

          The following table sets forth average balances, interest and dividend income, interest expense and weighted-average yields earned and rates paid, for certain categories of interest-earning assets and interest-bearing liabilities for the periods indicated.

Three months ended March 31,	2003	2002	Change

($ in thousands)
Loans receivable
Average balances [1]	$2,991,868	$2,822,428	$169,440
Interest income [2]	50,473	51,622	(1,149)
Weighted-average yield	6.75%	7.32%	(0.57)%
Mortgage-related securities
Average balances	$2,698,992	$2,407,770	$291,222
Interest income	29,277	31,806	(2,529)
Weighted-average yield	4.34%	5.28%	(0.94)%
Investments [3]
Average balances	$184,672	$322,390	$(137,718)
Interest and dividend income	1,757	2,226	(469)
Weighted-average yield	3.85%	2.78%	1.07%
Total interest-earning assets
Average balances	$5,875,532	$5,552,588	$322,944
Interest and dividend income	81,507	85,654	(4,147)
Weighted-average yield	5.55%	6.17%	(0.62)%
Deposit liabilities
Average balances	$3,796,151	$3,648,702	$147,449
Interest expense	14,430	20,173	(5,743)
Weighted-average rate	1.54%	2.24%	(0.70)%
Borrowings
Average balances	$1,803,534	$1,672,301	$131,233
Interest expense	18,907	17,943	964
Weighted-average rate	4.24%	4.35%	(0.11)%
Total interest-bearing liabilities
Average balances	$5,599,685	$5,321,003	$278,682
Interest expense	33,337	38,116	(4,779)
Weighted-average rate	2.41%	2.90%	(0.49)%
Net balance, net interest income and interest rate spread
Net balance	$275,847	$231,585	$44,262
Net interest income	48,170	47,538	632
Interest rate spread	3.14%	3.27%	(0.13)%

[1]	Includes nonaccrual loans.

[2]	Includes interest accrued prior to suspension of interest accrual on nonaccrual loans and loan fees of $1.7 million and $0.9 million for the three months ended March 31, 2003 and 2002, respectively.

[3]	Includes stock in the FHLB of Seattle.

Three months ended March 31, 2003

          Net interest income before provision for losses for the quarter ended March 31, 2003 increased by $0.6 million, or 1.3%, over the same period in 2002. Net interest spread decreased from 3.27% for the quarter ended March 31, 2002 to 3.14% for the quarter ended March 31, 2003 as ASB’s yield on interest-earning assets decreased faster than the cost of interest-bearing liabilities. The increase in the average loan portfolio balance was due primarily to an increase in the residential loan portfolio as the strong Hawaii real estate market and low interest rates have resulted in increased affordability of housing for consumers and higher loan refinancings. The increase in the average mortgage-related securities portfolio was due to the reinvestment of excess cash to mortgage-related securities and additional security purchases in anticipation of high prepayments of the existing portfolio. The increase in average deposit balances was in core deposit balances. The increase in average other borrowings was due to the additional security purchases.

          The provision for loan losses for the first quarter of 2003 was $2.4 million lower than the first quarter of 2002 as delinquencies have been below historical norms. As of March 31, 2003, ASB’s allowance for loan losses was 1.52% of average loans outstanding. The following table presents the changes in the allowance for loan losses for the periods indicated.

Three months ended March 31	2003	2002

(in thousands)
Allowance for loan losses, January 1	$45,435	$42,224
Provision for loan losses	1,150	3,500
Net charge-offs	(1,043)	(1,494)

Allowance for loan losses, March 31	$45,542	$44,230

          Other income for the quarter ended March 31, 2003 increased by $0.4 million, or 3.1%, over the same period in 2002. Fee income from other financial services increased by $1.1 million for the quarter ended March 31, 2003 compared to the same period in 2002 due to higher fee income from debit and ATM cards resulting from ASB’s expansion of its debit card base and its introduction of new ATM services. Fee income on loans serviced for others, net, for the quarter ended March 31, 2003 decreased by $1.4 million compared to the same period in 2002 as the bank recorded writedowns on its mortgage servicing rights of $1.1 million primarily due to faster prepayments on its servicing portfolio. Gains on sales of investments and mortgage-related securities for the quarter ended March 31, 2003 increased by $0.7 million compared to the same period in 2002.

          General and administrative expenses for the quarter ended March 31, 2003 increased by $3.1 million, or 8.9%, over the same period in 2002. Compensation and benefits for the quarter ended March 31, 2003 was $2.1 million higher than the same period in 2002 primarily due to increased staffing levels. Consulting expenses for the quarter ended March 31, 2003 increased by $1.1 million over the quarter ended March 31, 2002. These expenses increased as ASB continued implementation of its strategic transformation from a retail thrift to a full-service community bank.

          ASB continues to manage the volatility of its net interest income by managing the relationship of interest-sensitive assets to interest-sensitive liabilities. To accomplish this, ASB management uses simulation analysis to monitor and measure the relationship between the balances and repayment and repricing characteristics of interest-sensitive assets and liabilities. Specifically, simulation analysis is used to measure net interest income and net market value fluctuations in various interest-rate scenarios. See “Item 3. Quantitative and qualitative disclosures about market risk.” In order to manage its interest-rate risk profile, ASB has utilized the following strategies: (1) increasing the level of low-cost core deposits; (2) originating relatively short-term or variable-rate business banking and commercial real estate loans; (3) investing in mortgage-related securities with short average lives; and (4) taking advantage of the lower interest-rate environment by lengthening the maturities of interest-bearing liabilities. The shape of the yield curve and the difference between the short-term and long-term rates are also factors affecting profitability. For example, if a long-term fixed rate earning asset were funded by a short-term costing liability, the interest rate spread would be higher in a “steep” yield curve than a “flat” yield curve interest-rate environment.

          In response to pressure on interest rate spreads as a result of the low interest rate environment, on April 3 and 4, 2003, ASB restructured $258 million of FHLB advances. ASB paid off existing higher rate FHLB advances with advances that have longer maturities and lower rates. The existing FHLB advances, which were paid off, had interest rates ranging from 5.62% to 8.00% and remaining maturities of nine months to 38 months. The new advances have interest rates ranging from 3.91% to 6.27% and remaining maturities of 32 months to 74 months at the time of the restructuring. The restructuring will result in a reduction of interest expense on these FHLB advances for 2003 of approximately $3 million. ASB expects that this reduction in interest expense will partially offset the reduction in interest income due to the anticipated lower yields in the second quarter of 2003 compared to the second quarter of 2002.

          In March 1998, ASB formed a subsidiary, ASB Realty Corporation, which elects to be taxed as a real estate investment trust. This reorganization has reduced Hawaii bank franchise taxes, net of federal income taxes, of HEIDI and ASB by $1 million for the three months ended March 31, 2003 and $17 million for prior years. ASB has taken a dividends received deduction on dividends paid to it by ASB Realty Corporation in the bank franchise tax returns filed in 1999 through 2002. The State of Hawaii Department of Taxation has challenged ASB’s position and has issued notices of tax assessment for 1999, 2000 and 2001. The aggregate amount of tax assessments is approximately $14 million (or $9 million, net of income tax benefits) for tax years 1999 through 2001, plus interest of $3 million (or $2 million, net of income tax benefits) through March 31, 2003. The interest on the tax is accruing at a simple interest rate of 8%. Although not yet assessed, the potential bank franchise tax liability for 2002 and the first quarter of 2003 if ASB’s tax position does not prevail is $7 million (or $5 million, net of income tax benefits), plus interest of $0.5 million (or $0.3 million, net of income tax benefits) through March 31, 2003. ASB believes that its tax position is proper and, in October 2002, filed an appeal with the State Board of Review, First Taxation District. A State Board of Review hearing has been scheduled for May 13, 2003. ASB has not paid or provided for Hawaii bank franchise taxes for 1998 through 2002. In the first quarter of 2003, ASB provided for $5,000 of Hawaii bank franchise taxes.

Regulation

          ASB is subject to extensive regulation, principally by the OTS and the Federal Deposit Insurance Corporation. Depending on ASB’s level of regulatory capital and other considerations, these regulations could restrict the ability of ASB to compete with other institutions and to pay dividends to its shareholders. See the discussions below under “Liquidity and capital resources—Bank.”

          For a discussion of securities deemed impermissible investments by the OTS, see “Disposition of certain debt securities” in note (4) of HEI’s notes to consolidated financial statements.

Other

	Three months ended March 31,
			% change
(in thousands)	2003	2002		Primary reason(s) for significant change

Revenues	$622	$263	137

First quarter 2003 includes the equity in net income of Utech Venture Capital Corporation of $0.1 million and first quarter of 2002 includes the equity in net income of Utech Venture Capital Corporation of $0.3 million and a $0.9 million writedown of income notes purchased in connection with the termination of ASB’s investments in trust certificates in May and July 2001.

Operating loss	(4,313)	(3,171)	(36)	See explanation for revenues and higher corporate general and administrative expenses (including retirement benefit expense) and expenses related to the income notes

          The “other” business segment includes results of operations of HEI Investments, Inc., a company primarily holding investments in leveraged leases (excluding foreign investments reported in discontinued operations); Pacific Energy Conservation Services, Inc., a contract services company primarily providing windfarm operational and maintenance services to an affiliated electric utility; ProVision Technologies, Inc., a company formed to sell, install, operate and maintain on-site power generation equipment and auxiliary appliances in Hawaii and the Pacific Rim; HEI Properties, Inc., a company currently holding passive investments; Hawaiian Electric Industries Capital Trust I, HEI Preferred Funding, LP and Hycap Management, Inc., financing entities formed to effect the issuance of 8.36% Trust Originated Preferred Securities; TOOTS, a maritime freight transportation company that ceased operations in 1999; other inactive subsidiaries; HEI and HEIDI, holding companies; and eliminations of intercompany transactions.

Discontinued operations

          See note (5) in HEI’s “Notes to consolidated financial statements.”

Contingencies

          See note (8) in HEI’s “Notes to consolidated financial statements.”

Recent accounting pronouncements and interpretations

          See note (7) and note (6) in HEI’s and HECO’s respective “Notes to consolidated financial statements.”

FINANCIAL CONDITION

Liquidity and capital resources

          HEI and HECO believe that their ability to generate cash, both internally primarily from electric utility and (in the case of HEI) banking operations and externally from issuances of equity and debt securities, commercial paper and bank borrowings, is adequate to maintain sufficient liquidity to fund construction programs and investments and to cover debt, pension and other cash requirements in the foreseeable future.

          The consolidated capital structure of HEI (excluding ASB’s deposit liabilities, securities sold under agreements to repurchase and advances from the FHLB of Seattle) was as follows:

(in millions)	March 31, 2003		December 31, 2002

Long-term debt	$1,189	48%	$1,106	46%
HEI- and HECO-obligated preferred securities of trust subsidiaries	200	8	200	9
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	1,053	43	1,046	44

	$2,476	100%	$2,386	100%

          As of May 1, 2003, the Standard & Poor’s (S&P) and Moody’s Investors Service’s (Moody’s) ratings of HEI and HECO securities were as follows:

	S&P	Moody’s

HEI
Commercial paper	A-2	P-2
Medium-term notes	BBB	Baa2
HEI-obligated preferred securities of trust subsidiary	BB+	Ba1
HECO
Commercial paper	A-2	P-2
Revenue bonds (insured)	AAA	Aaa
Revenue bonds (noninsured)	BBB+	Baa1
HECO-obligated preferred securities of trust subsidiaries	BBB-	Baa2
Cumulative preferred stock (selected series)	NR	Baa3

NR    Not rated

          The above ratings are not recommendations to buy, sell or hold any securities; such ratings may be subject to revision or withdrawal at any time by the rating agencies; and each rating should be evaluated independently of any other rating.

          In May 2002, S&P revised its credit outlook on HEI and HECO securities to stable from negative, citing “recovery in Hawaii’s economy, moderate construction spending, aggressive cost containment, limited competitive pressures, steady banking operations, and expectations for continued financial improvement.” In June 2001, Moody’s had revised its credit outlook on HEI and HECO securities to stable from negative, citing “significant improvements in the Hawaiian economy, the resulting strong financial performance of the company’s main operating subsidiaries, and a reduced emphasis on overseas investments.” In May 2002, Moody’s affirmed HEI’s medium-term note rating (Baa2) and S&P affirmed all of HEI’s and HECO’s ratings.

          The rating agencies use a combination of qualitative measures (i.e., assessment of business risk that incorporates an analysis of the qualitative factors of management, competitive positioning, operations, markets and regulation) as well as quantitative measures (e.g., cash flow, debt, interest coverage and liquidity ratios) in determining the ratings of HEI and HECO securities.

          On March 7, 2003, HEI sold $50 million of 4% notes, due March 7, 2008, and $50 million of 5.25% notes, due March 7, 2013 under its registered medium-term note program.The net proceeds from the sales were invested in short-term investments pending their ultimate application, along with other corporate funds, to repay $100 million of notes (which effectively bore interest at three-month LIBOR plus 376.5 basis points after taking into account two interest rate swaps entered into by HEI with Bank of America) at maturity on April 15, 2003. At March 31, 2003, an additional $200 million principal amount of notes were available for offering by HEI under the registered program.

          From time to time, HEI and HECO each utilizes short-term debt, principally commercial paper, to support normal operations and for other temporary requirements. HECO also borrows short-term from HEI from time to time. HEI had no commercial paper outstanding during the first quarter of 2003. HECO had an average outstanding balance of commercial paper for the first quarter of 2003 of $0.6 million, but no commercial paper outstanding at March 31, 2003. Management believes that if HEI’s and HECO’s commercial paper ratings were to be downgraded, they might not be able to sell commercial paper under current market conditions.

          At March 31, 2003, HEI and HECO maintained bank lines of credit totaling $70 million and $90 million, respectively (all maturing in 2003). These lines of credit are principally maintained by HEI and HECO to support the issuance of commercial paper and also may be drawn for general corporate purposes. Accordingly, the lines of credit are available for short-term liquidity in the event a rating agency downgrade was to reduce or eliminate access to the commercial paper markets. Lines of credit to HEI totaling $40 million contain provisions for revised pricing in the event of a ratings change (e.g., a ratings downgrade of HEI medium-term notes from BBB/Baa2 to BBB-/Baa3 by S&P and Moody’s, respectively, would result in a 15 to 50 basis points higher interest rate; a ratings upgrade from BBB/Baa2 to BBB+/Baa1 by S&P and Moody’s, respectively, would result in a 20 to 30 basis points lower interest rate). There are no such provisions in the other lines of credit available to HEI and HECO. Further, none of HEI’s or HECO’s line of credit agreements contain “material adverse change” clauses that would affect access to the lines of credit in the event of a ratings downgrade. At March 31, 2003, the lines were unused. To the extent deemed necessary, HEI and HECO anticipate arranging similar lines of credit as existing lines of credit mature.

          For the first three months of 2003, net cash provided by operating activities of consolidated HEI was $56 million. Net cash used in investing activities was $123 million, due to ASB’s purchase of mortgage-related securities and origination and purchase of loans, net of repayments and sales of such securities, and HECO’s consolidated capital expenditures. Net cash provided by financing activities was $140 million as a result of several factors, including net increases in securities sold under agreements to repurchase, long-term debt and deposit liabilities and proceeds from the issuance of common stock, partly offset by a net decrease in advances from the FHLB and the payment of common stock dividends and trust preferred securities distributions.

          Total HEI consolidated financing requirements for 2003 through 2007, including net capital expenditures (which exclude AFUDC and capital expenditures funded by third-party contributions in aid of construction), long-term debt retirements and net financial activities of ASB, are estimated to total $1.3 billion. Of this amount, approximately $0.7 billion is for net capital expenditures (mostly relating to the electric utilities’ net capital expenditures described below) and $0.3 billion is for the retirement or maturity of long-term debt. HEI’s consolidated internal sources (primarily consolidated cash flows from operations comprised mainly of net income, adjusted for noncash income and expense items such as depreciation, amortization and deferred taxes, and changes in working capital), after the payment of dividends, are expected to provide approximately 71% of the consolidated financing requirements (approximately 93% excluding long-term debt retirements), with debt and equity financing providing the remaining requirements. Additional debt and/or equity financing may be required to fund unanticipated expenditures not included in the 2003 through 2007 forecast, such as increases in the costs of or an acceleration of the construction of capital projects of the electric utilities, unbudgeted acquisitions or investments in new businesses, significant increases in retirement benefit funding requirements that may occur (such as if the market value of pension plan assets does not increase or there are changes in actuarial assumptions) and higher tax payments that would result if tax positions taken by the Company do not prevail.

          Following is a discussion of the liquidity and capital resources of HEI’s largest segments.

Electric utility

          HECO’s consolidated capital structure was as follows:

(in millions)	March 31, 2003		December 31, 2002

Short-term borrowings	$25	1%	$6	—%
Long-term debt	698	39	705	40
HECO-obligated preferred securities of trust subsidiaries	100	6	100	6
Preferred stock	34	2	34	2
Common stock equity	926	52	923	52

	$1,783	100%	$1,768	100%

          Operating activities provided $30 million in net cash during the first quarter of 2003. Investing activities used net cash of $19 million for capital expenditures, net of contributions in aid of construction. Financing activities used net cash of $9 million, primarily due to the payment of $17 million in common and preferred dividends and preferred securities distributions and a $7 million net decrease in long-term debt, partly offset by a $19 million net increase in short term borrowings from HEI.

          In September 2002, the Department of Budget and Finance of the State of Hawaii issued, at a small discount, Series 2002A SPRB in the principal amount of $40 million with a maturity of 30 years and a fixed coupon interest rate of 5.10% (yield of 5.15%), and loaned the proceeds from the sale to HECO for its capital improvement projects. As of March 31, 2003, $15 million of proceeds from the Series 2002A sale by the Department of Budget and Finance of the State of Hawaii of SPRB issued for the benefit of HECO remain undrawn.

          On May 1, 2003, the Department of Budget and Finance of the State of Hawaii issued, at a small discount, Refunding Series 2003A SPRB in the aggregate principal amount of $14 million with a maturity of approximately 17 years and a fixed coupon interest rate of 4.75% (yield of 4.85%), and loaned the proceeds from the sale to HELCO. Also on May 1, 2003, the Department of Budget and Finance issued, at par, Refunding Series 2003B SPRB in the aggregate principal amount of $52 million with a maturity of approximately 20 years and a fixed coupon interest rate of 5.00% and loaned the proceeds from the sale to HECO and HELCO.The proceeds of these Refunding SPRB, together with additional funds provided by HECO and HELCO, will be applied to refund a like principal amount of SPRB bearing higher interest coupons (HELCO’s $4 million of 7.60% Series 1990B SPRB and $10 million of 7.375% Series 1990C SPRB with original maturities in 2020, and HECO’s and HELCO’s aggregate $52 million of 6.55% Series 1992 SPRB with original maturities in 2022) on June 2, 2003.

          The electric utilities’ consolidated financing requirements for 2003 through 2007, including net capital expenditures and long-term debt repayments, are estimated to total $0.7 billion. HECO’s consolidated internal sources (primarily consolidated cash flows from operations comprised mainly of net income, adjusted for noncash income and expense items such as depreciation, amortization and deferred taxes, and changes in working capital), after the payment of common stock and preferred stock dividends, are expected to provide cash in excess of the consolidated financing requirements and may be used to reduce the level of borrowings. HECO does not anticipate the need to issue common equity over the five-year period 2003 through 2007. Debt and/or equity financing may be required, however, to fund unanticipated expenditures not included in the 2003 through 2007 forecast, such as increases in the costs of or an acceleration of the construction of capital projects, unbudgeted acquisitions or investments in new businesses and significant increases in retirement benefit funding requirements that may be required if the market value of pension plan assets does not increase or there are changes in actuarial assumptions. The PUC must approve issuances, if any, of equity and long-term debt securities by HECO, HELCO and MECO.

          Capital expenditures include the costs of projects that are required to meet expected load growth, to improve reliability and to replace and upgrade existing equipment. Net capital expenditures for the five-year period 2003 through 2007 are currently estimated to total $0.7 billion. Approximately 53% of forecast gross capital expenditures (which includes AFUDC and capital expenditures funded by third-party contributions in aid of construction) is for transmission and distribution projects, with the remaining 47% primarily for generation projects.

          For 2003, electric utility net capital expenditures are estimated to be $158 million. Gross capital expenditures are estimated to be $183 million, including approximately $103 million for transmission and distribution projects, approximately $58 million for generation projects and approximately $22 million for general plant and other projects. Drawdowns of the remaining $15 million of proceeds from the Series 2002A sale of tax-exempt special purpose revenue bonds and the generation of funds from internal sources are expected to provide the cash needed for the net capital expenditures in 2003.

          Management periodically reviews capital expenditure estimates and the timing of construction projects. These estimates may change significantly as a result of many considerations, including changes in economic conditions, changes in forecasts of KWH sales and peak load, the availability of purchased power and changes in expectations concerning the construction and ownership of future generating units, the availability of generating sites and transmission and distribution corridors, the ability to obtain adequate and timely rate increases, escalation in construction costs, the impacts of demand-side management programs, the effects of opposition to proposed construction projects and requirements of environmental and other regulatory and permitting authorities.

Bank

(in millions)	March 31, 2003	December 31, 2002	% change

Total assets	$6,402	$6,329	1
Available-for-sale mortgage-related securities	2,778	2,737	2
Held-to-maturity investment securities	91	90	2
Loans receivable, net	3,039	2,994	1
Deposit liabilities	3,815	3,801	—
Securities sold under agreements to repurchase	846	667	27
Advances from Federal Home Loan Bank	1,057	1,176	(10)

          As of March 31, 2003, ASB was the third largest financial institution in Hawaii based on total assets of $6.4 billion and deposits of $3.8 billion.

          ASB’s principal sources of liquidity are customer deposits, wholesale borrowings, the sale of mortgage loans into secondary market channels and the maturity and repayment of portfolio loans and mortgage-related securities. ASB’s deposits increased by $14 million during the first quarter of 2003. ASB’s principal sources of borrowings are advances from the FHLB and securities sold under agreements to repurchase from broker/dealers. At March 31, 2003, FHLB borrowings totaled $1.1 billion, representing 17% of total assets. ASB is approved by the FHLB to borrow up to 35% of total assets to the extent it provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2003, ASB’s unused FHLB borrowing capacity was approximately $1.2 billion. At March 31, 2003, securities sold under agreements to repurchase totaled $0.8 billion. ASB utilizes growth in deposits, advances from the FHLB and securities sold under agreements to repurchase to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and make investments. At March 31, 2003, ASB had commitments to borrowers for undisbursed loan funds, loan commitments and unused lines and letters of credit of $0.8 billion. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.

          For the first quarter of 2003, net cash provided by ASB’s operating activities was $24 million. Net cash used in ASB’s investing activities was $104 million, due to the purchase of mortgage-related securities and origination and purchase of loans, net of repayments and sales of such securities. Net cash provided by financing activities was $70 million largely due to net increases of $183 million in securities sold under agreements to repurchase and $14 million in deposit liabilities, partly offset by a net decrease of $119 million in advances from the FHLB and the payment of $8 million in common and preferred stock dividends. In the first quarter of 2003, cash from the net increase in securities sold under agreements to repurchase were used largely to purchase mortgage-related securities, to originate and purchase loans and to repay advances from the FHLB.

          ASB believes that a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of March 31, 2003, ASB was well-capitalized (ratio requirements noted in parentheses) with a leverage ratio of 6.7% (5.0%), a Tier-1 risk-based capital ratio of 13.6% (6.0%) and a total risk-based capital ratio of 14.8% (10.0%).

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

          The Company’s results of operations and financial condition can be affected by numerous factors, many of which are beyond its control and could cause future results of operations to differ materially from historical results. Such factors include international, national and local economic conditions; competition in its principal segments; developments in the U.S. capital markets; weather; terrorist acts; health-related crises; interest-rate environment; loan loss experience; technological developments; final costs of exits from discontinued operations; asset dispositions; insurance coverages; environmental matters; regulation of electric utility rates; deliveries of fuel oil and purchased power; other electric utility regulatory and permitting contingencies; and regulation of ASB. For additional information about these factors, see pages 20 to 27 of HEI’s 2002 Annual Report to Stockholders (HEI Exhibit 13.1 to HEI’s Current Report on Form 8-K dated February 25, 2003, File No. 1-8503) and pages 13 to 18 of HECO’s 2002 Annual Report (HECO Exhibit 13.2 to HECO’s Current Report on Form 8-K dated February 25, 2003, File No. 1-4955).

          Additional factors that may affect future results and financial condition are described on page v under “Forward-looking statements and risk factors.”

MATERIAL ESTIMATES AND CRITICAL ACCOUNTING POLICIES

          In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ significantly from those estimates.

          Material estimates that are particularly susceptible to significant change in the case of the Company include the amounts reported for investment securities, allowance for loan losses, regulatory assets, pension and other postretirement benefit obligations, reserves for discontinued operations, current and deferred taxes, contingencies and litigation.

          In accordance with SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” management has identified the accounting policies it believes to be the most critical to the Company’s financial statements—that is, management believes that these policies are both the most important to the portrayal of the Company’s financial condition and results of operations, and currently require management’s most difficult, subjective or complex judgments. For information about these policies, see pages 27 to 31 of HEI’s 2002 Annual Report to Stockholders (HEI Exhibit 13.1 to HEI’s Current Report on Form 8-K dated February 25, 2003, File No. 1-8503) and pages 18 to 21 of HECO’s 2002 Annual Report (HECO Exhibit 13.2 to HECO’s Current Report on Form 8-K dated February 25, 2003, File No. 1-4955).

Item 3.     Quantitative and qualitative disclosures about market risk

          The Company considers interest-rate risk to be a very significant market risk for ASB as it could potentially have a significant effect on the Company’s financial condition and results of operations. For additional quantitative and qualitative information about the Company’s market risks, see pages 31 to 36 of HEI’s 2002 Annual Report to Stockholders (HEI Exhibit 13.1 to HEI’s Current Report on Form 8-K dated February 25, 2003, File No. 1-8503).

          ASB’s interest-rate risk sensitivity measures as of March 31, 2003 and December 31, 2002 constitute “forward-looking statements” and were as follows:

	March 31, 2003			December 31, 2002

	Change in NII	NPV Ratio	NPV ratio sensitivity (change from base case in (basis points)	Change in NII	NPV Ratio	NPV ratio sensitivity (change from base case in basis points)

Change in interest rates (basis points)
+300	0.5%	7.09%	(235)	1.9%	7.90%	(235)
+200	2.2	8.32	(112)	3.0	9.15	(110)
+100	3.0	9.15	(29)	3.3	10.01	(24)
Base	—	9.44	—	—	10.25	—
-100	(6.6)	9.26	(18)	(5.7)	10.02	(23)

          Management believes that ASB’s interest-rate risk position at March 31, 2003 represents a reasonable level of risk. The current net interest income (NII) profile shows the bank to be slightly more “liability sensitive” in the extreme rising rate environments than it was at December 31, 2002. A primary reason for this change was the shortening in the maturity of some of the bank’s borrowings. The low interest rate environment has enabled the bank to shorten the maturity of some liabilities without significantly increasing the bank’s level of interest rate risk. This strategy remains consistent with the bank’s overall interest rate risk management strategy as it provides the bank with the flexibility to extend the maturity of these borrowings and lock in long-term rates when there are indications of a sustained rise in interest rates. Expectations for faster principal repayments in the –100 basis point scenario as of March 31, 2003 caused net interest income to decline more than in the same scenario as of December 31, 2002.

          The bank’s net portfolio value (NPV) ratio sensitivity measures remained almost unchanged over the quarter, but the overall level of the bank’s NPV ratios fell slightly. This was due to several factors, including (1) lower market prices on mortgage securities due to expectations of faster prepayment speeds, and (2) the increase in short-term borrowings, which did not experience the same fluctuations in market value as the mortgage securities.

          The computation of the prospective effects of hypothetical interest rate changes is based on numerous assumptions, including relative levels of market interest rates, loan prepayments, actual balance changes and pricing strategies, and should not be relied upon as indicative of actual future results. Furthermore, to the extent market conditions and other factors vary from the assumptions used in the simulation analysis, actual results will differ from the simulation results and the differences could be material.

Item 4.     Controls and procedures

HEI

          Robert F. Clarke, HEI Chief Executive Officer, and Eric K. Yeaman, HEI Chief Financial Officer, have evaluated the disclosure controls and procedures of HEI as of May 8, 2003. Based on their evaluations, as of May 8, 2003, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in HEI’s internal controls or in other factors that could significantly affect these controls subsequent to May 8, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

HECO

          T. Michael May, HECO Chief Executive Officer, and Richard A. von Gnechten, HECO Chief Financial Officer, have evaluated the disclosure controls and procedures of HECO as of May 2, 2003. Based on their evaluations, as of May 2, 2003, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in HECO’s internal controls or in other factors that could significantly affect these controls subsequent to May 2, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.     Legal proceedings

          There are no significant developments in pending legal proceedings except as set forth in HEI’s and HECO’s “Notes to consolidated financial statements,” management’s discussion and analysis of financial condition and results of operations and Item 5, “Other information.” With regard to any pending legal proceeding, alternative dispute resolution, such as mediation or settlement, may be pursued where appropriate, with such efforts often maintained in confidence unless and until a resolution is achieved.

Item 4.     Submission of matters to a vote of security holders

HEI

          The Annual Meeting of Stockholders of HEI was held on April 22, 2003. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. As of February 12, 2003 the record date for the Annual Meeting, there were 36,863,444 shares of common stock issued and outstanding and entitled to vote. There was no solicitation in opposition to the management nominees to the Board of Directors as listed in the proxy statement for the meeting and such nominees were elected to the Board of Directors. Shareholders also approved the election of KPMG LLP as HEI’s independent auditor for fiscal year 2003 and the amendments to HEI’s stock option and incentive plan, including the addition of 2,000,000 shares of common stock for which options or other awards may be made under the plan.

          The results of the voting for the Class I director-nominees (with terms ending at the 2006 Annual Meeting), the independent auditor and the amendments to the stock option and incentive plan are as follows:

	Shares of Common Stock

	For	Withheld	Against	Abstain	Broker nonvotes

Election of Class I Directors
Robert F. Clarke	30,959,008	2,209,174	—	—	1,000
Shirley J. Daniel	30,927,285	2,240,897	—	—	1,000
A. Maurice Myers	30,915,091	2,253,091	—	—	1,000
James K. Scott	30,923,206	2,244,976	—	—	1,000
Election of KPMG LLP as independent auditor	32,053,155	—	801,294	314,733	—
Approval of the 1987 Stock Option and Incentive Plan, as amended and restated	21,750,920	—	2,774,101	1,048,451	7,595,710

          Class II Directors— Victor Hao Li, T. Michael May, Diane J. Plotts, Kelvin H. Taketa and Jeffrey N. Watanabe —continue in office with terms ending at the 2004 Annual Meeting. Class III Directors— Don E. Carroll, Constance H. Lau, Bill D. Mills and Oswald K. Stender —continue in office with terms ending at the 2005 Annual Meeting.

HECO

          The Annual Meeting of the sole stockholder of HECO was conducted by written consent effective April 22, 2003. The incumbent members of the Board of Directors of HECO were re-elected. The incumbent members continuing in office are Robert F. Clarke, Shirley J. Daniel, T. Michael May, Diane J. Plotts, James K. Scott, Anne M. Takabuki, Barry K. Taniguchi and Jeffrey N. Watanabe. KPMG LLP was elected independent auditor of HECO for fiscal year 2003.

Item 5.     Other information

A.      MECO’s Maalaea Generating Station underground diesel fuel line leak

          On July 30, 2002, personnel at MECO’s Maalaea Generating Station discovered a leak in an underground diesel fuel line. MECO immediately discontinued using the fuel line and notified the DOH of the release. MECO replaced the leaking fuel line with a temporary aboveground line and then constructed a new aboveground fuel line and concrete containment trough as a permanent replacement. MECO also notified the U.S. Fish & Wildlife Service (USFWS), which manages the Kealia Pond National Wildlife Refuge that is located south of the Maalaea facility. MECO constructed a sump at the point of the leak to remove fuel from the subsurface. To date, MECO has recovered approximately 11,000 gallons of diesel fuel from the estimated 19,000-gallon release. In addition, MECO has installed soil borings and groundwater monitoring wells to assess the vertical and horizontal impacts of the fuel release. Initially, the investigation indicated that limited free phase fuel migration had occurred beneath the Maalaea facility and in a small portion of the buffer zone immediately to its south. The buffer zone is undeveloped property owned by MECO that separates the Maalaea facility from the Wildlife Refuge. As a precautionary measure, with the guidance and consent of the USFWS and the DOH, MECO installed an interception trench in the buffer zone and in a small part of the Wildlife Refuge. The interception trench is designed to capture and facilitate removal of any fuel migrating from the impacted areas and to act as a barrier to migration beyond the trench. Product recovery wells, skimmers and related piping have been installed along the trench to recover product as needed. Some product (in the form of a sheen on the water) has been observed in the middle portion of the trench and is being recovered. In addition, product (also in the form of a light sheen) is being recovered in the eastern-most recovery sump on the trench, located on the Wildlife Refuge. The most recent quarterly groundwater monitoring results show that dissolved diesel fuel constituents have not been detected, which indicates that product recovery operations have so far been successful in minimizing groundwater impacts.

          Based on the results of the subsurface investigation and the location and design of the interception trench, management believes that the risk of the fuel release affecting wildlife, sensitive wildlife habitat or the ocean, which lies approximately one-quarter mile south of the Maalaea facility, is minimal. MECO estimates that it will incur approximately $0.8 million to successfully remediate the impacts of the release, and expensed the $0.8 million in 2002.

B.      Puna Geothermal Venture

          HELCO has a 35-year PPA with Puna Geothermal Venture (PGV) for 30 MW of firm capacity from its geothermal steam facility expiring on December 31, 2027. PGV’s output was reduced to 6 MW from April 2002 to March 2003. The loss of generation has been attributed to blockage of a source well due to a failed liner 5,000 feet below the earth’s surface and decreasing steam quality emanating from one of PGV’s source wells. PGV completed drilling an additional source well in February 2003, and converted the blocked source well into an injection well in early March 2003. The new injection well was tested and PGV’s capacity is currently between 20 to 25 MW. PGV obtained a permit from the DOH for the new injection well in March 2003. Without the new injection well, PGV was able to produce only about 10 to 11 MW due to the high moisture content of the steam from the new source well. PGV is assessing whether to drill another source well or to install new generation equipment designed to utilize the lower quality steam. While PGV indicates it is evaluating its options to enable it to restore its 30 MW commitment to HELCO as soon as possible, HELCO cannot predict when PGV will be able to meet its contractual commitment. HELCO’s PPA with PGV provides for annual availability sanctions against PGV if PGV does not provide up to the contracted 30 MW of capacity. In the first quarter ending March 31, 2003, HELCO recorded $0.7 million lower purchased power expense from PGV for availability sanctions for not meeting contracted capacity for 2002. In addition, since PGV has not yet restored its 30 MW commitment to HELCO, availability sanctions for 2003 may be assessed against PGV in 2004. The amount of availability sanctions is dependent on when PGV reaches its contractual commitment.

C.       Ratio of earnings to fixed charges

HEI and Subsidiaries

          Ratio of earnings to fixed charges excluding interest on ASB deposits

Three months ended March 31, 2003	Years ended December 31,

	2002	2001	2000	1999	1998

1.88	2.03	1.82	1.76	1.83	1.88

          Ratio of earnings to fixed charges including interest on ASB deposits

Three months ended March 31, 2003	Years ended December 31,

	2002	2001	2000	1999	1998

1.66	1.72	1.52	1.49	1.50	1.48

          For purposes of calculating the ratio of earnings to fixed charges, “earnings” represent the sum of (i) pretax income from continuing operations (excluding undistributed net income or net loss from less than 50%-owned persons) and (ii) fixed charges (as hereinafter defined, but excluding capitalized interest). “Fixed charges” are calculated both excluding and including interest on ASB’s deposits during the applicable periods and represent the sum of (i) interest, whether capitalized or expensed, but excluding interest on nonrecourse debt from leveraged leases which is not included in interest expense in HEI’s consolidated statements of income, (ii) amortization of debt expense and discount or premium related to any indebtedness, whether capitalized or expensed, (iii) the interest factor in rental expense, (iv) the preferred stock dividend requirements of HEI’s subsidiaries, increased to an amount representing the pretax earnings required to cover such dividend requirements and (v) the preferred securities distribution requirements of trust subsidiaries.

HECO and Subsidiaries

          Ratio of earnings to fixed charges

Three months ended March 31, 2003	Years ended December 31,

	2002	2001	2000	1999	1998

3.10	3.71	3.51	3.39	3.09	3.33

          For purposes of calculating the ratio of earnings to fixed charges, “earnings” represent the sum of (i) pretax income before preferred stock dividends of HECO and (ii) fixed charges (as hereinafter defined, but excluding the allowance for borrowed funds used during construction). “Fixed charges” represent the sum of (i) interest, whether capitalized or expensed, incurred by HECO and its subsidiaries, (ii) amortization of debt expense and discount or premium related to any indebtedness, whether capitalized or expensed, (iii) the interest factor in rental expense, (iv) the preferred stock dividend requirements of HELCO and MECO, increased to an amount representing the pretax earnings required to cover such dividend requirements and (v) the preferred securities distribution requirements of the trust subsidiaries.

D.       First Amendment to Rights Agreement

          On April 22, 2003, the Board of Directors of HEI approved an amendment to the Rights Agreement dated October 28, 1997, between HEI and Continental Stock Transfer & Trust Company, as Rights Agent. The First Amendment to Rights Agreement, dated as of May 7, 2003, deletes the delayed redemption provision contained in Section 23(c) of the Rights Agreement. The deleted provision had provided, in effect, that if a majority of directors elected by shareholders had not been nominated by the Board in office immediately prior to their election, then the new Board must wait a period of 120 days before redeeming the Rights.

Item 6.     Exhibits and reports on Form 8-K

(a)          Exhibits

HEI Exhibit 4.1

First Amendment, dated as of May 7, 2003, to Rights Agreement (dated as of October 28, 1997) between HEI and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 2 of Form 8-A/A, dated May 8, 2003, File No. 1-8503).

HEI Exhibit 10.1	Executive Incentive Compensation Plan.

HEI Exhibit 10.2	1987 Stock Option and Incentive Plan of HEI as amended and restated effective January 21, 2003.

HEI Exhibit 10.3	HEI Long-Term Incentive Plan.

HEI Exhibit 12.1	Hawaiian Electric Industries, Inc. and Subsidiaries Computation of ratio of earnings to fixed charges, three months ended March 31, 2003 and 2002

HEI Exhibit 99.1	Amendment 2003-1 to the Hawaiian Electric Industries Retirement Savings Plan for incorporation by reference in the Registration Statement on Form S-8 (Regis. No. 333-02103)

HEI Exhibit 99.2	Written Statement Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002 of Robert F. Clarke (HEI Chief Executive Officer)

HEI Exhibit 99.3	Written Statement Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002 of Eric K. Yeaman (HEI Chief Financial Officer)

HECO Exhibit 12.2	Hawaiian Electric Company, Inc. and Subsidiaries Computation of ratio of earnings to fixed charges, three months ended March 31, 2003 and 2002

HECO Exhibit 99.4	Written Statement Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002 of T. Michael May (HECO Chief Executive Officer)

HECO Exhibit 99.5	Written Statement Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002 of Richard von Gnechten (HECO Chief Financial Officer)

(b)          Reports on Form 8-K

Subsequent to December 31, 2002, HEI and/or HECO filed Current Reports, Forms 8-K, with the SEC as follows:

Dated (filing date)	Registrant/s	Items reported

January 14, 2003 (January 14, 2003)	HEI/HECO	Item 5. HEI’s January 14, 2003 news release (HEI to webcast and teleconference 2002 yearend earnings on January 21, 2003)

January 20, 2003 (January 21, 2003)	HEI/HECO	Item 5. HEI’s January 20, 2003 news release (HEI reports 2002 yearend earnings) and retirement benefits information

February 25, 2003 (February 26, 2003)	HEI/HECO	Item 7. Listing and attaching as exhibits HEI’s 2002 Annual Report to Stockholders in its entirety, portions of HECO’s 2002 Annual Report to Stockholder and Section 906 certifications

March 7, 2003 (March 10, 2003)	HEI	Item 5. Announcing HEI’s sale of $100 million of its Medium-Term Notes, Series D, and Item 7. Listing and attaching as exhibits notes, attorneys’ opinions and pricing supplements

April 21, 2003 (April 22, 2003)	HEI/HECO	Items 5, 9 and 12. HEI’s April 21, 2003 news release (HEI reports first quarter 2003 earnings)

May 6, 2003 (May 6, 2003)	HEI/HECO	Item 5. HEI’s May 6, 2003 news release (HEI to webcast and teleconference financial analyst presentation on Tuesday, May 13, 2003)

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

	HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
	(Registrant)		(Registrant)

By	/s/ ROBERT F. CLARKE	By	/s/ T. MICHAEL MAY

	Robert F. Clarke Chairman, President and Chief Executive Officer (Principal Executive Officer of HEI)		T. Michael May President and Chief Executive Officer (Principal Executive Officer of HECO)

By	/s/ ERIC K. YEAMAN	By	/s/ RICHARD A. VON GNECHTEN

	Eric K. Yeaman Financial Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer of HEI)		Richard A. von Gnechten Financial Vice President (Principal Financial Officer of HECO)

By	/s/ CURTIS Y. HARADA	By	/s/ ERNEST T. SHIRAKI

	Curtis Y. Harada Controller (Chief Accounting Officer of HEI)		Ernest T. Shiraki Controller (Chief Accounting Officer of HECO)

Date: May 9, 2003		Date: May 9, 2003

Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Robert F. Clarke (HEI Chief Executive Officer)

I, Robert F. Clarke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hawaiian Electric Industries, Inc. (HEI);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003
/s/ ROBERT F. CLARKE

Robert F. Clarke Chairman, President and Chief Executive Officer

Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Eric K. Yeaman (HEI Chief Financial Officer)

I, Eric K. Yeaman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hawaiian Electric Industries, Inc. (HEI);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003
/s/ ERIC K. YEAMAN

Eric K. Yeaman Financial Vice President, Treasurer and Chief Financial Officer

Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of T. Michael May (HECO Chief Executive Officer)

I, T. Michael May, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hawaiian Electric Company, Inc. (HECO);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003
/s/ T. MICHAEL MAY

T. Michael May President and Chief Executive Officer

Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Richard A. von Gnechten (HECO Chief Financial Officer)

I, Richard A. von Gnechten, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hawaiian Electric Company, Inc. (HECO);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003
/s/ RICHARD A. VON GNECHTEN

Richard A. von Gnechten Financial Vice President