Form 10-Q
period 2003-06-30
HAWAIIAN ELECTRIC CO INC; HAWAIIAN ELECTRIC INDUSTRIES INC
filed 2003-08-08
CIK 46207, 354707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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
Hawaiian Electric Industries, Inc.----- (808) 543-5662
Hawaiian Electric Company, Inc. ----- (808) 543-7771

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

Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding August 1, 2003

Hawaiian Electric Industries, Inc. (Without Par Value)	37,470,715 Shares
Hawaiian Electric Company, Inc. ($6 2/3 Par Value)	12,805,843 Shares (not publicly traded)

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended June 30, 2003

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended June 30, 2003

GLOSSARY OF TERMS

Terms	Definitions

AES Hawaii	AES Hawaii, Inc., formerly known as AES Barbers Point, Inc.

AFUDC	Allowance for funds used during construction

AOCI	Accumulated other comprehensive income

ASB
American Savings Bank, F.S.B., a wholly owned subsidiary of HEI Diversified, Inc. and parent company of American Savings Investment Services Corp. (and its subsidiary since March 15, 2001, Bishop Insurance Agency of Hawaii, Inc.), ASB Service Corporation, AdCommunications, Inc., American Savings Mortgage Co., Inc. and ASB Realty Corporation

BLNR	Board of Land and Natural Resources of the State of Hawaii

CDUP	Conservation District Use Permit

CEPALCO	Cagayan Electric Power & Light Co., Inc.

CHP	Combined heat and power

Company
Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc., Maui Electric Company, Limited, Hawaii Electric Light Company, Inc., HECO Capital Trust I, HECO Capital Trust II, Renewable Hawaii, Inc., HEI Diversified, Inc., American Savings Bank, F.S.B. and its subsidiaries, Pacific Energy Conservation Services, Inc., HEI District Cooling, Inc., ProVision Technologies, Inc. (sold in July 2003), HEI Properties, Inc., HEI Leasing, Inc., Hycap Management, Inc., Hawaiian Electric Industries Capital Trust I, Hawaiian Electric Industries Capital Trust II, Hawaiian Electric Industries Capital Trust III, HEI Preferred Funding, LP, The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.), HEI Power Corp. and its subsidiaries and Malama Pacific Corp. and its subsidiaries

Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii

D&O	Decision and order

DG	Distributed generation

DLNR	Department of Land and Natural Resources of the State of Hawaii

DOH	Department of Health of the State of Hawaii

DRIP	HEI Dividend Reinvestment and Stock Purchase Plan

EAB	Environmental Appeals Board

GLOSSARY OF TERMS, continued

Terms	Definitions

ECAC	Energy cost adjustment clause

EPA	Environmental Protection Agency - federal

FASB	Financial Accounting Standards Board

Federal	U.S. Government

FHLB	Federal Home Loan Bank

GAAP	Accounting principles generally accepted in the United States of America

HECO
Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc.and parent company of Maui Electric Company, Limited, Hawaii Electric Light Company, Inc., HECO Capital Trust I, HECO Capital Trust II and Renewable Hawaii, Inc.

HEI
Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., HEI Diversified, Inc., Pacific Energy Conservation Services, Inc., HEI District Cooling, Inc., ProVision Technologies, Inc. (sold in July 2003), HEI Properties, Inc., HEI Leasing, Inc., Hycap Management, Inc., Hawaiian Electric Industries Capital Trust I, Hawaiian Electric Industries Capital Trust II, Hawaiian Electric Industries Capital Trust III, The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.), HEI Power Corp. and Malama Pacific Corp.

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

HEIPC Group	HEI Power Corp. and its subsidiaries

HELCO	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.

HTB	Hawaiian Tug & Barge Corp. On November 10, 1999, HTB sold substantially all of its operating assets and the stock of Young Brothers, Limited, and changed its name to The Old Oahu Tug Service, Inc.

GLOSSARY OF TERMS, continued

Terms	Definitions

IPP	Independent power producer

kV	Kilovolt

KW	Kilowatt

KWH	Kilowatthour

LUC	Hawaii State Land Use Commission

MECO	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.

MW	Megawatt

NII	Net interest income

NPV	Net portfolio value

OTS	Office of Thrift Supervision, Department of Treasury

PBR	Performance-based rate-making

PPA	Power purchase agreement

PRPs	Potentially responsible parties

PUC	Public Utilities Commission of the State of Hawaii

RFEIS	Revised Final Environmental Impact Statement

RHI	Renewable Hawaii, Inc., a wholly owned subsidiary of Hawaiian Electric Company, Inc.

ROACE	Return on average common equity

SEC	Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards

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

         Risks, uncertainties and other important factors that could cause actual results to differ materially from those in forward-looking statements and from historical results include, but are not limited to, the following:

•	the effects of international, national and local economic conditions, including the condition of the Hawaii tourist and construction industries and the Hawaii and continental U.S. housing markets;

•	the effects of weather and natural disasters;

•	global developments, including the effects of terrorist acts, the war on terrorism, the war in Iraq, potential conflict or crisis with North Korea and Severe Acute Respiratory Syndrome (SARS);

•	the timing and extent of changes in interest rates;

•	the risks inherent in changes in the value of and market for securities available for sale and pension and other retirement plan assets;

•	changes in assumptions used to calculate retirement benefits costs and changes in funding requirements;

•	product demand and market acceptance risks;

•	increasing competition in the electric utility and banking industries;

•	capacity and supply constraints or difficulties;

•	fuel oil price changes, performance by suppliers of their fuel oil delivery obligations and the continued availability to the electric utilities of their energy cost adjustment clauses;

•	the ability of independent power producers to deliver the firm capacity anticipated in their power purchase agreements;

•	the ability of the electric utilities to negotiate favorable collective bargaining agreements;

•	new technological developments that could affect the operations and prospects of HEI’s subsidiaries (including HECO and its subsidiaries) or their competitors;

•	federal, state and international governmental and regulatory actions, such as changes in laws, rules and regulations applicable to HEI, HECO and their subsidiaries (including changes in taxation and governmental fees and assessments); decisions by the Hawaii Public Utilities Commission (PUC) in rate cases and other proceedings and by other agencies and courts on land use, environmental and other permitting issues; required corrective actions (such as with respect to environmental conditions, capital adequacy and business practices);

•	the risks associated with the geographic concentration of HEI’s businesses;

•	the effects of changes in accounting principles applicable to HEI, HECO and their subsidiaries;

•	the effects of changes by securities rating agencies in the ratings of the securities of HEI and HECO;

•	the results of financing efforts;

•	faster than expected loan prepayments that can cause an acceleration of the amortization of premiums on loans and investments and the impairment of mortgage servicing rights of American Savings Bank, F.S.B. (ASB);

•	the ultimate net proceeds from the disposition of assets and settlement of liabilities of discontinued or sold operations;

•	the ultimate outcome of tax positions taken by HEI and its subsidiaries, including with respect to ASB’s real estate investment trust subsidiary and HEI’s discontinued operations;

•	the risks of suffering losses that are uninsured; and

•	other risks or uncertainties described elsewhere in this report and in other periodic reports previously and subsequently filed by HEI and/or HECO with the Securities and Exchange Commission (SEC).

       Forward-looking statements speak only as of the date of the report, presentation or filing in which they are made.

v

PART I - FINANCIAL INFORMATION

Item 1.  Financial statements
Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated balance sheets (unaudited)

(in thousands)	June 30, 2003	December 31, 2002
Assets
Cash and equivalents	$213,774	$244,525
Accounts receivable and unbilled revenues, net	178,542	176,327
Available-for-sale investment and mortgage-related securities	1,791,487	1,960,288
Available-for-sale mortgage-related securities pledged for repurchase agreements	960,085	784,362
Held-to-maturity investment securities	92,227	89,545
Loans receivable, net	3,120,846	2,993,989
Property, plant and equipment, net of accumulated depreciation of $1,492,336 and $1,437,366	2,079,267	2,079,325
Regulatory assets	105,652	105,568
Other	367,017	345,002
Goodwill and other intangibles	93,947	97,572

	$9,002,844	$8,876,503

Liabilities and stockholders’ equity
Liabilities
Accounts payable	$173,763	$134,416
Deposit liabilities	3,886,842	3,800,772
Securities sold under agreements to repurchase	836,648	667,247
Advances from Federal Home Loan Bank	1,039,552	1,176,252
Long-term debt, net	1,063,464	1,106,270
Deferred income taxes	226,249	235,431
Contributions in aid of construction	220,630	218,094
Other	260,103	257,315

	7,707,251	7,595,797

HEI- and HECO-obligated preferred securities of trust subsidiaries directly or indirectly holding solely HEI and HEI-guaranteed and HECO and HECO-guaranteed subordinated debentures	200,000	200,000
Preferred stock of subsidiaries - not subject to mandatory redemption	34,406	34,406

	234,406	234,406

Stockholders’ equity
Preferred stock, no par value, authorized 10,000 shares; issued: none	—	—
Common stock, no par value, authorized 100,000 shares; issued and outstanding: 37,419 shares and 36,809 shares	864,038	839,503
Retained earnings	176,451	176,118
Accumulated other comprehensive income	20,698	30,679

	1,061,187	1,046,300

	$9,002,844	$8,876,503

See accompanying “Notes to consolidated financial statements.”

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated statements of income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts and ratio of earnings to fixed charges)	2003	2002	2003	2002
Revenues
Electric utility	$354,529	$307,676	$683,441	$586,007
Bank	92,703	102,069	187,805	200,911
Other	1,524	(743)	2,146	(480)

	448,756	409,002	873,392	786,438

Expenses
Electric utility	311,944	256,723	599,881	489,450
Bank	70,342	77,700	143,018	154,371
Other	5,017	3,953	9,952	7,387

	387,303	338,376	752,851	651,208

Operating income (loss)
Electric utility	42,585	50,953	83,560	96,557
Bank	22,361	24,369	44,787	46,540
Other	(3,493)	(4,696)	(7,806)	(7,867)

	61,453	70,626	120,541	135,230

Interest expense—other than bank	(17,879)	(18,340)	(35,859)	(36,867)
Allowance for borrowed funds used during construction	446	488	889	843
Preferred stock dividends of subsidiaries	(501)	(502)	(1,003)	(1,003)
Preferred securities distributions of trust subsidiaries	(4,009)	(4,009)	(8,018)	(8,018)
Allowance for equity funds used during construction	989	1,042	1,977	1,815

Income before income taxes	40,499	49,305	78,527	92,000
Income taxes	14,739	17,847	28,440	33,670

Income from continuing operations	25,760	31,458	50,087	58,330
Discontinued operations-loss from operations, net of income taxes	(3,870)	—	(3,870)	—

Net income	$21,890	$31,458	$46,217	$58,330

Basic earnings per common share
Continuing operations	$0.69	$0.87	$1.35	$1.62
Discontinued operations	(0.10)	—	(0.10)	—

	$0.59	$0.87	$1.25	$1.62

Diluted earnings per common share
Continuing operations	$0.69	$0.86	$1.34	$1.61
Discontinued operations	(0.10)	—	(0.10)	—

	$0.59	$0.86	$1.24	$1.61

Dividends per common share	$0.62	$0.62	$1.24	$1.24

Weighted-average number of common shares outstanding	37,195	36,189	37,047	36,005
Dilutive effect of stock options and dividend equivalents	182	217	175	198

Adjusted weighted-average shares	37,377	36,406	37,222	36,203

Ratio of earnings to fixed charges (SEC method)
Excluding interest on ASB deposits			1.92	2.05

Including interest on ASB deposits			1.69	1.72

See accompanying “Notes to consolidated financial statements.”

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated statements of changes in stockholders’ equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands, except per share amounts)	Shares	Amount	earnings	income (loss)	Total

Balance, December 31, 2002	36,809	$839,503	$176,118	$30,679	$1,046,300
Comprehensive income:
Net income	—	—	46,217	—	46,217
Net unrealized losses on securities:
Net unrealized losses arising during the period, net of tax benefits of $4,146	—	—	—	(8,989)	(8,989)
Less: reclassification adjustment for net realized gains included in net income, net of taxes of $481	—	—	—	(992)	(992)

Comprehensive income (loss)	—	—	46,217	(9,981)	36,236

Issuance of common stock, net	610	24,535	—	—	24,535
Common stock dividends ($1.24 per share)	—	—	(45,884)	—	(45,884)

Balance, June 30, 2003	37,419	$864,038	$176,451	$20,698	$1,061,187

Balance, December 31, 2001	35,600	$787,374	$147,837	$(5,546)	$929,665
Comprehensive income:
Net income	—	—	58,330	—	58,330
Net unrealized gains on securities:
Net unrealized gains arising during the period, net of taxes of $8,799	—	—	—	24,858	24,858
Add: reclassification adjustment for net realized losses included in net income, net of tax benefits of $554	—	—	—	829	829
Minimum pension liability adjustment, net of tax benefits of $288	—	—	—	(468)	(468)

Comprehensive income	—	—	58,330	25,219	83,549

Issuance of common stock, net	745	29,408	—	—	29,408
Common stock dividends ($1.24 per share)	—	—	(44,641)	—	(44,641)

Balance, June 30, 2002	36,345	$816,782	$161,526	$19,673	$997,981

See accompanying “Notes to consolidated financial statements.”

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated statements of cash flows (unaudited)

Six months ended June 30	2003	2002
(in thousands)
Cash flows from operating activities
Income from continuing operations	$50,087	$58,330
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation of property, plant and equipment	60,187	57,619
Other amortization	17,195	11,700
Provision for loan losses	2,175	6,500
Writedowns of income notes	—	1,911
Deferred income taxes	(4,665)	(2,808)
Allowance for equity funds used during construction	(1,977)	(1,815)
Changes in assets and liabilities
Increase in accounts receivable and unbilled revenues, net	(2,215)	(8,091)
Increase in accounts payable	39,347	885
Increase (decrease) in taxes accrued	10,849	(22,181)
Changes in other assets and liabilities	(34,949)	(16,169)

Net cash provided by operating activities	136,034	85,881

Cash flows from investing activities
Available-for-sale mortgage-related securities purchased	(1,110,129)	(1,085,911)
Principal repayments on available-for-sale mortgage-related securities	910,982	633,150
Proceeds from sale of mortgage-related securities	164,125	68,586
Loans receivable originated and purchased	(739,258)	(505,780)
Principal repayments on loans receivable	596,977	438,881
Proceeds from sale of loans	14,595	101,204
Proceeds from sale of real estate acquired in settlement of loans	1,700	5,234
Capital expenditures	(60,222)	(52,159)
Contributions in aid of construction	7,905	5,443
Other	(1,748)	(259)

Net cash used in investing activities	(215,073)	(391,611)

Cash flows from financing activities
Net increase in deposit liabilities	86,070	57,430
Net increase in short-term borrowings with original maturities of three months or less	—	50,439
Net increase in retail repurchase agreements	8,925	4,920
Proceeds from securities sold under agreements to repurchase	962,160	836,711
Repayments of securities sold under agreements to repurchase	(798,910)	(829,750)
Proceeds from advances from Federal Home Loan Bank	126,000	128,000
Principal payments on advances from Federal Home Loan Bank	(262,700)	(63,000)
Proceeds from issuance of long-term debt	167,089	7,206
Repayment of long-term debt	(210,000)	(64,500)
Preferred securities distributions of trust subsidiaries	(8,018)	(8,018)
Net proceeds from issuance of common stock	16,125	21,591
Common stock dividends	(37,329)	(36,459)
Other	(3,716)	(8,195)

Net cash provided by financing activities	45,696	96,375

Net cash provided by discontinued operations	2,592	2,401

Net decrease in cash and equivalents	(30,751)	(206,954)
Cash and equivalents, beginning of period	244,525	450,827

Cash and equivalents, end of period	$213,774	$243,873

See accompanying “Notes to consolidated financial statements.”

Hawaiian Electric Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)   Basis of presentation

         The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S–X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto incorporated by reference in HEI’s Annual Report on SEC Form 10-K for the year ended December 31, 2002 and the unaudited consolidated financial statements and the notes thereto in HEI’s Quarterly Report on SEC Form 10-Q for the quarter ended March 31, 2003.

         In the opinion of HEI’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the Company’s financial position as of June 30, 2003 and December 31, 2002, the results of its operations for the three and six months ended June 30, 2003 and 2002, and its cash flows for the six months ended June 30, 2003 and 2002. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10–Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

         When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the 2003 presentation.

(2)  Segment financial information
       Segment financial information was as follows:

(in thousands)	Electric Utility	Bank	Other	Total
Three months ended June 30, 2003
Revenues from external customers	$354,529	92,703	1,524	$448,756
Intersegment revenues (eliminations)	—	—	—	—

Revenues	$354,529	92,703	1,524	$448,756

Profit (loss)*	$30,232	20,977	(10,710)	$40,499
Income taxes (benefit)	11,676	7,483	(4,420)	14,739

Income (loss) from continuing operations	$18,556	13,494	(6,290)	$25,760

Six months ended June 30, 2003
Revenues from external customers	$683,439	187,805	2,148	$873,392
Intersegment revenues (eliminations)	2	—	(2)	—

Revenues	$683,441	187,805	2,146	$873,392

Profit (loss)*	$59,040	42,016	(22,529)	$78,527
Income taxes (benefit)	22,828	15,014	(9,402)	28,440

Income (loss) from continuing operations	$36,212	27,002	(13,127)	$50,087

Assets (at June 30, 2003, including net assets of discontinued operations)	$2,442,729	6,476,626	83,489	$9,002,844

Three months ended June 30, 2002
Revenues from external customers	$307,674	102,069	(741)	$409,002
Intersegment revenues (eliminations)	2	—	(2)	—

Revenues	$307,676	102,069	(743)	$409,002

Profit (loss)*	$38,958	22,973	(12,626)	$49,305
Income taxes (benefit)	15,108	8,161	(5,422)	17,847

Income (loss) from continuing operations	$23,850	14,812	(7,204)	$31,458

Six months ended June 30, 2002
Revenues from external customers	$586,004	200,911	(477)	$786,438
Intersegment revenues (eliminations)	3	—	(3)	—

Revenues	$586,007	200,911	(480)	$786,438

Profit (loss)*	$72,186	43,746	(23,932)	$92,000
Income taxes (benefit)	27,977	15,583	(9,890)	33,670

Income (loss) from continuing operations	$44,209	28,163	(14,042)	$58,330

Assets (at June 30, 2002, including net assets of discontinued operations)	$2,398,843	6,171,257	113,886	$8,683,986

*      Income (loss) from continuing operations before income taxes.
Revenues attributed to foreign countries and long-lived assets located in foreign countries as of the dates and for the periods identified above were not material.

(3)   Electric utility subsidiary
        For HECO’s consolidated financial information, including its commitments and contingencies, see pages 15 through 37.

(4)    Bank subsidiary
Selected financial information

American Savings Bank, F.S.B. and Subsidiaries
Consolidated balance sheet data

(in thousands)	June 30, 2003	December 31, 2002
Assets
Cash and equivalents	$204,715	$214,704
Available-for-sale mortgage-related securities	1,780,707	1,952,317
Available-for-sale mortgage-related securities pledged for repurchase agreements	960,085	784,362
Held-to-maturity investment securities	92,227	89,545
Loans receivable, net	3,120,846	2,993,989
Other	224,099	196,117
Goodwill and other intangibles	93,947	97,572

	$6,476,626	$6,328,606

Liabilities and equity
Deposit liabilities–noninterest bearing	$415,330	$369,961
Deposit liabilities–interest bearing	3,471,512	3,430,811
Securities sold under agreements to repurchase	836,648	667,247
Advances from Federal Home Loan Bank	1,039,552	1,176,252
Other	166,181	137,888

	5,929,223	5,782,159
Minority interests and preferred stock of subsidiary	3,483	3,417
Preferred stock	75,000	75,000
Common stock	244,240	243,628
Retained earnings	206,235	192,692
Accumulated other comprehensive income	18,445	31,710

	468,920	468,030

	$6,476,626	$6,328,606

American Savings Bank, F.S.B. and Subsidiaries
Consolidated income statement data

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2003	2002	2003	2002
Interest and dividend income
Interest and fees on loans	$50,425	$50,468	$100,898	$102,090
Interest on mortgage-related securities	26,023	36,325	55,300	68,131
Interest and dividends on investment securities	1,551	1,873	3,308	4,099

	77,999	88,666	159,506	174,320

Interest expense
Interest on deposit liabilities	13,653	19,325	28,083	39,498
Interest on Federal Home Loan Bank advances	12,052	14,440	25,618	28,422
Interest on securities sold under repurchase agreements	5,431	5,612	10,772	9,573

	31,136	39,377	64,473	77,493

Net interest income	46,863	49,289	95,033	96,827
Provision for loan losses	1,025	3,000	2,175	6,500

Net interest income after provision for loan losses	45,838	46,289	92,858	90,327

Other income
Fees from other financial services	6,264	5,345	11,949	9,965
Fee income on deposit liabilities	3,964	4,151	7,834	7,626
Fee income on other financial products	2,379	2,368	5,234	5,055
Fee income on loans serviced for others, net	(442)	100	(1,444)	513
Gain on sale of securities	1,554	117	2,366	273
Other income	985	1,322	2,360	3,159

	14,704	13,403	28,299	26,591

General and administrative expenses
Compensation and employee benefits	16,701	15,276	32,794	29,293
Occupancy and equipment	7,476	7,376	14,668	14,491
Data processing	2,603	2,819	5,407	5,649
Consulting	1,459	1,146	4,177	2,792
Other	9,942	8,706	19,324	18,153

	38,181	35,323	76,370	70,378

Income before minority interests and income taxes	22,361	24,369	44,787	46,540
Minority interests	32	44	66	89
Income taxes	7,483	8,161	15,014	15,583

Income before preferred stock dividends	14,846	16,164	29,707	30,868
Preferred stock dividends	1,352	1,352	2,705	2,705

Net income for common stock	$13,494	$14,812	$27,002	$28,163

         At June 30, 2003, ASB had commitments to borrowers for undisbursed loan funds, loan commitments and unused lines and letters of credit of $0.8 billion.

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

         To bring ASB into compliance with the OTS direction, ASB directed the trustees to terminate the principal swap component of the three trust certificates and received $43 million from the swaps. Prior to terminating the swaps, ASB had received $2 million of cash from the three trust certificates. After terminating the swaps, the related equity notes were sold by the swap counterparty to HEI. In May 2001, HEI purchased two series of the income notes for approximately $21 million and, in July 2001, HEI purchased the third series of income notes for approximately $7 million. As of June 30, 2003, HEI had received $10.5 million of cash from these income notes. The three series of income notes purchased by HEI represent residual equity interests in three entities (Avalon CLO, Pilgrim 1999-01 CLO, and Avalon CLO II) which, as of June 30, 2003, held cash and collateralized corporate debt securities having an estimated par value of approximately $1.7 billion. The entities manage the portfolio of collateralized debt securities, pay expenses and make payments to the various class note holders as specified in the various note agreements. HEI is not the primary beneficiary of these entities.

         Due to the uncertainty of future cash flows, HEI is accounting for the income notes under the cost recovery method of accounting. In the second half of 2001, in 2002 and in the first six months of 2003, HEI recognized net losses of $5.6 million ($8.7 million pretax), $2.9 million ($4.5 million pretax) and nil, respectively, on the writedown of the three income notes to their then-current estimated fair value based upon an independent third party valuation that is updated quarterly. As of June 30, 2003, the estimated fair value and carrying value (including valuation adjustments totaling $5.3 million recorded in accumulated other comprehensive income) of the income notes totaled approximately $10.8 million. HEI could incur additional losses from the ultimate disposition of these income notes due to further “other-than-temporary” declines in their fair value. HEI’s maximum pre-tax exposure to additional financial statement loss as a result of its ownership of the income notes is $5.5 million as of June 30, 2003. ASB has agreed to indemnify HEI against losses related to these income notes, but the indemnity obligation is payable solely out of any recoveries achieved in the litigation against PaineWebber.

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

         Subsequently, PaineWebber filed a renewed motion for summary judgment on ASB’s claim for lost income damages, and ASB moved for reconsideration on several issues. On July 14, 2003, the Court issued orders declining to reconsider its prior orders dismissing certain of ASB’s claims. The Court granted PaineWebber’s renewed motion for partial summary judgment, ruling that ASB is not entitled to recover on its claim for lost income damages.

         Trial is scheduled to begin in December 2003, before a visiting senior Judge of the U.S. District Court who has been assigned to try the case. Most of the discovery is now completed and only limited pretrial motion work is anticipated prior to trial. The ultimate outcome of this litigation cannot be determined at this time.

ASB Realty Corporation

         In March 1998, ASB formed a subsidiary, ASB Realty Corporation, which elects to be taxed as a real estate investment trust. This reorganization has reduced Hawaii bank franchise taxes, net of federal income taxes, of HEIDI and ASB by $2 million for the six months ended June 30, 2003 and $17 million for prior years. ASB has taken a dividends received deduction on dividends paid to it by ASB Realty Corporation in the bank franchise tax returns filed in 1999 through 2002. The State of Hawaii Department of Taxation has challenged ASB’s position and has issued notices of tax assessment for 1999, 2000 and 2001. The aggregate amount of tax assessments is approximately $14 million (or $9 million, net of income tax benefits) for tax years 1999 through 2001, plus interest of $3.5 million (or $2.1 million, net of income tax benefits) through June 30, 2003. The interest on the unpaid balance of tax is accruing at a simple interest rate of 8%. Although not yet assessed, the potential bank franchise tax liability for 2002 and 2003 if ASB’s tax position does not prevail is $12 million (or $8 million, net of income tax benefits), plus interest of $0.7 million (or $0.4 million, net of income tax benefits) through June 30, 2003.

         In October 2002, ASB filed an appeal with the State Board of Review, First Taxation District (Board). The Board heard ASB’s case on May 13, 2003, and the Board issued its decision in favor of the Department of Taxation on May 19, 2003. As required under Hawaii law, ASB paid the taxes assessed plus interest ($17 million) on June 10, 2003 and filed a notice of appeal with the Hawaii Tax Appeal Court. ASB believes that its tax position is proper, and the payment of the assessed bank franchise taxes and interest is accordingly being treated like a deposit rather than an expense for financial statement purposes and thus has not affected earnings to date.

Restructuring of Federal Home Loan Bank Advances

         In response to pressure on interest rate spreads as a result of the low interest rate environment, ASB restructured a total of $389 million of Federal Home Loan Bank (FHLB) advances during the second quarter of 2003. The restructurings involved paying off existing, higher rate FHLB advances with advances that have lower rates and longer maturities. The restructurings were executed in two transactions, $258 million of advances were restructured in April 2003, and $131 million of advances were restructured in June 2003. In the April 2003 restructuring, the FHLB advances that were paid off had an average rate of 7.17% and an average remaining maturity of 2.02 years. The new advances had an average rate of 5.57% and an average maturity of 4.80 years at the time of the restructuring. The April 2003 restructuring will result in a reduction of interest expense on these FHLB advances of approximately $3 million for 2003. In the June 2003 restructuring, the FHLB advances that were paid off had an average rate of 5.21% and an average remaining maturity of 0.93 years. The new advances had an average rate of 3.21% and an average maturity of 4.12 years at the time of the restructuring. The June 2003 restructuring will result in a reduction of interest expense on these FHLB advances of approximately $1.5 million for 2003. The reduction in interest expense realized through these restructuring transactions will partially offset the reduction in interest income that ASB has been experiencing.

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

         As of June 30, 2003, the remaining net assets of the discontinued international power operations amounted to $10 million (included in “Other” assets) and consisted primarily of a $2 million investment in Cagayan Electric Power & Light Co., Inc. (CEPALCO), an electric distribution company in the Philippines, and deferred taxes receivable, reduced by a reserve for losses from operations during the phase-out period. In the second quarter of 2003, HEIPC wrote down its investment in CEPALCO by $5 million (from $7 million to $2 million) and increased its reserve for future expenses by $1 million, primarily for general and administrative expenses during the longer than expected period for completing the disposition of the HEIPC Group’s assets. The reduced valuation of the CEPALCO investment resulted from the deteriorating political and economic environment in the second quarter of 2003 in the Philippines that had significant adverse impacts on business in general and the electric power industry in particular in the Philippines and on the expected financial performance of CEPALCO.

         The amounts that HEIPC will ultimately realize from the disposition or sale of the international power assets could differ materially from the recorded amounts and gains or additional losses may be sustained in the future. This could occur, for example, if the HEIPC Group is successful in recovery of the costs incurred in connection with the China joint venture interest, if the investment in CEPALCO is disposed of for less or more than $2 million or if the Internal Revenue Service does not accept HEI’s treatment of the write-off of its indirect investment in East Asia Power Resources Corporation as an ordinary loss for federal corporate income tax purposes. In addition, further losses may be sustained if the expenditures made in seeking recovery of the costs incurred in connection with the China joint venture interest exceed the total of any recovery ultimately achieved and the amount provided for in HEI’s reserve for discontinued operations.

(6)  Cash flows

Supplemental disclosures of cash flow information

         For the six months ended June 30, 2003 and 2002, the Company paid interest amounting to $95.3 million and $107.0 million, respectively.

         For the six months ended June 30, 2003 and 2002, the Company paid income taxes amounting to $12.6 million and $39.0 million, respectively. The lower taxes paid in the first half of 2003 compared to the first half of 2002 were due to lower estimated 2003 tax payments due to tax strategies implemented, which defer payments to the second half of the year and a change in the regulations in 2002 which required a catch up payment in the first half of 2002.

Supplemental disclosures of noncash activities

         Under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $8.6 million and $8.2 million for the six months ended June 30, 2003 and 2002, respectively.

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

Consolidation of variable interest entities

                    In  January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addresses the consolidation of variable interest entities (VIEs) as defined. FIN No. 46 applies immediately to variable interests in VIEs created after January 31, 2003, and to variable interests in VIEs obtained after January 31, 2003. For a variable interest in a VIE created before February 1, 2003, FIN No. 46 is applied to the enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The effect on the Company’s financial statements upon the adoption of FIN No. 46 and the required disclosures relating to the income notes purchased by HEI from ASB are included in note (4) and relating to the trust preferred securities are included in note (9).

Amendment of SFAS No. 133

         In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments and hedging activities and will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 (with some exceptions) and for hedging relationships designated after June 30, 2003. The Company adopted the provisions of SFAS No. 149 on July 1, 2003 with no effect on the Company’s historical financial statements. SFAS No. 149, however, may apply prospectively to the financial statements of ASB.

Financial instruments with characteristics of both liabilities and equity

         In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures these financial instruments. For example, a financial instrument issued in the form of shares that are mandatorily redeemable must be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is effective for financial instruments existing as of May 31, 2003 at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt the provisions of SFAS No. 150 for financial instruments existing as of May 31, 2003 in the third quarter of 2003 and the adoption will likely result in the characterization of the mandatorily redeemable securities of HECO’s trust subsidiaries as liabilities in the Company’s balance sheet.

Determining whether an arrangement contains a lease

         In May 2003, the FASB ratified EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease.” Under EITF Issue No. 01-8, companies may need to recognize service contracts, such as energy contracts for capacity, or other arrangements as leases subject to the requirements of SFAS No. 13, “Accounting for Leases.” The provisions of EITF Issue No. 01-8 must be applied prospectively to arrangements agreed to, modified, or acquired in business combinations in reporting periods beginning after May 28, 2003. The company will adopt the provisions of EITF Issue No. 01-8 in the third quarter of 2003. Since EITF Issue No. 01-8 applies prospectively to arrangements agreed to, modified or acquired after June 30, 2003, the adoption of EITF Issue No. 01-8 had no effect on the Company’s historical financial statements.

(8)  Commitments and contingencies

         See note (4), “Bank subsidiary,” and note (5), “Discontinued operations,” above and note (4), “Commitments and contingencies,” in HECO’s “Notes to consolidated financial statements.”

(9)  HEI- and HECO-obligated preferred securities of trust subsidiaries

         Hawaiian Electric Industries Capital Trust I (the Trust) is a statutory trust formed under the Delaware Statutory Trust Act, as amended, pursuant to a trust agreement and a certificate of trust filed with the Secretary of State of Delaware on December 19, 1996. The Trust Agreement was subsequently amended by an amended and restated trust agreement dated as of February 1, 1997. The Trust exists for the exclusive purposes of (i) issuing trust securities (the Trust Securities) in the amount of $100 million, consisting of 8.36% Trust Originated Preferred Securities (the Trust Preferred Securities) and trust common securities (the Trust Common Securities) in the amount of $3 million, representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the Trust Securities in 8.36% Partnership Preferred Securities (the Partnership Preferred Securities) issued by HEI Preferred Funding, LP (the Partnership), and (iii) engaging in only those other activities necessary or incidental thereto (such as receiving distributions on the Partnership Preferred Securities and paying distributions on the Trust Preferred Securities and the Trust Common Securities). All expenses of organizing the Trust, carrying out the issuance of its securities, and conducting its limited activities have been borne by Hawaiian Electric Industries, Inc., either directly or through Hycap Management, Inc. (Hycap), its wholly owned subsidiary.

         The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State of Delaware on December 23, 1996, which was subsequently amended by an amended and restated agreement of limited partnership dated as of February 1, 1997. Hycap is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (a) purchasing certain eligible debt instruments of Hawaiian Electric Industries, Inc. and its wholly owned subsidiaries (collectively, the Affiliate Investment Instruments) in the amount of $120 million and certain U.S. government obligations and commercial paper of unaffiliated entities (Eligible Debt Securities) with the proceeds from (i) the sale of its Partnership Preferred Securities, representing limited partner interests in the Partnership, to the Trust and (ii) a capital contribution in exchange for the general partner interest in the Partnership, (b) receiving interest and other payments on the Affiliate Investment Instruments and Eligible Debt Securities held by the Partnership from time to time, (c) making distributions on the Partnership Preferred Securities and distributions on the general partner interest in the Partnership if, as, and when declared by the general partner in its sole discretion, (d) subject to the restrictions and conditions contained in the agreement of limited partnership, making additional investments in Affiliate Investment Instruments and Eligible Debt Securities and disposing of any such investments, and (e) except as otherwise limited in the agreement of limited partnership, entering into, making and performing all contracts and other undertakings, and engaging in those activities and transactions as the general partner deems necessary or advisable for carrying out the purposes of the Partnership. The Company is evaluating the impact that adoption of FIN No. 46 may have on the financial statements of the Company for the third quarter of 2003.

         Also see note (5), “HECO-obligated mandatorily redeemable preferred securities of trust subsidiaries holding solely HECO and HECO-guaranteed subordinated debentures,” in HECO’s “Notes to consolidated financial statements.”

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated balance sheets (unaudited)

(in thousands, except par value)	June 30, 2003	December 31, 2002
Assets
Utility plant, at cost
Land	$31,963	$31,896
Plant and equipment	3,223,513	3,184,818
Less accumulated depreciation	(1,418,704)	(1,367,954)
Plant acquisition adjustment, net	276	302
Construction in progress	172,979	164,300

Net utility plant	2,010,027	2,013,362

Current assets
Cash and equivalents	3,394	1,726
Customer accounts receivable, net	89,969	87,113
Accrued unbilled revenues, net	60,401	60,098
Other accounts receivable, net	3,074	2,213
Fuel oil stock, at average cost	39,041	35,649
Materials and supplies, at average cost	22,329	19,450
Prepayments and other	74,962	75,610

Total current assets	293,170	281,859

Other assets
Regulatory assets	105,652	105,568
Unamortized debt expense	14,204	13,354
Long-term receivables and other	19,676	22,243

Total other assets	139,532	141,165

	$2,442,729	$2,436,386

Capitalization and liabilities
Capitalization
Common stock, $6 2/3 par value, authorized 50,000 shares; outstanding 12,806 shares	$85,387	$85,387
Premium on capital stock	295,832	295,846
Retained earnings	549,703	542,023

Common stock equity	930,922	923,256
Cumulative preferred stock – not subject to mandatory redemption	34,293	34,293
HECO-obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely HECO and HECO-guaranteed debentures	100,000	100,000
Long-term debt, net	698,464	705,270

Total capitalization	1,763,679	1,762,819

Current liabilities
Short-term borrowings–affiliate	13,500	5,600
Accounts payable	60,358	59,992
Interest and preferred dividends payable	11,534	11,532
Taxes accrued	73,866	79,133
Other	26,572	28,020

Total current liabilities	185,830	184,277

Deferred credits and other liabilities
Deferred income taxes	159,668	158,367
Unamortized tax credits	48,805	47,985
Other	64,117	64,844

Total deferred credits and other liabilities	272,590	271,196

Contributions in aid of construction	220,630	218,094

	$2,442,729	$2,436,386

See accompanying notes to HECO’s consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated statements of income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except for ratio of earnings to fixed charges)	2003	2002	2003	2002
Operating revenues	$353,385	$306,616	$681,346	$583,949

Operating expenses
Fuel oil	102,168	74,355	193,007	133,590
Purchased power	95,264	76,520	180,618	153,621
Other operation	38,317	32,462	76,844	61,685
Maintenance	15,476	16,010	29,758	30,022
Depreciation	27,633	26,363	55,245	52,723
Taxes, other than income taxes	32,810	30,792	63,887	57,482
Income taxes	11,676	15,032	22,891	27,823

	323,344	271,534	622,250	516,946

Operating income	30,041	35,082	59,096	67,003

Other income
Allowance for equity funds used during construction	989	1,042	1,977	1,815
Other, net	869	762	1,636	1,577

	1,858	1,804	3,613	3,392

Income before interest and other charges	31,899	36,886	62,709	70,395

Interest and other charges
Interest on long-term debt	10,436	10,167	20,760	20,303
Amortization of net bond premium and expense	528	507	1,041	1,007
Other interest charges	407	432	749	883
Allowance for borrowed funds used during construction	(446)	(488)	(889)	(843)
Preferred stock dividends of subsidiaries	229	229	458	458
Preferred securities distributions of trust subsidiaries	1,919	1,919	3,838	3,838

	13,073	12,766	25,957	25,646

Income before preferred stock dividends of HECO	18,826	24,120	36,752	44,749
Preferred stock dividends of HECO	270	270	540	540

Net income for common stock	$18,556	$23,850	$36,212	$44,209

Ratio of earnings to fixed charges (SEC method)			3.13	3.66

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated statements of retained earnings (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2003	2002	2003	2002
Retained earnings, beginning of period	$544,389	$507,087	$542,023	$495,961
Net income for common stock	18,556	23,850	36,212	44,209
Common stock dividends	(13,242)	(10,180)	(28,532)	(19,413)

Retained earnings, end of period	$549,703	$520,757	$549,703	$520,757

HEI owns all the common stock of HECO. Therefore, per share data with respect to shares of common stock of HECO are not meaningful.

See accompanying notes to HECO’s consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated statements of cash flows (unaudited)

Six months ended June 30	2003	2002
(in thousands)

Cash flows from operating activities
Income before preferred stock dividends of HECO	$36,752	$44,749
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
Depreciation of property, plant and equipment	55,245	52,723
Other amortization	4,211	6,321
Deferred income taxes	1,347	859
Tax credits, net	1,571	1,379
Allowance for equity funds used during construction	(1,977)	(1,815)
Changes in assets and liabilities
Increase in accounts receivable	(3,717)	(2,243)
Increase in accrued unbilled revenues	(303)	(4,914)
Increase in fuel oil stock	(3,392)	(4,674)
Increase in materials and supplies	(2,879)	(1,474)
Increase in regulatory assets	(1,409)	(1,127)
Increase in accounts payable	366	4,066
Decrease in taxes accrued	(5,267)	(20,493)
Changes in other assets and liabilities	(1,154)	(4,889)

Net cash provided by operating activities	79,394	68,468

Cash flows from investing activities
Capital expenditures	(51,943)	(50,160)
Contributions in aid of construction	7,905	5,443

Net cash used in investing activities	(44,038)	(44,717)

Cash flows from financing activities
Common stock dividends	(28,532)	(19,413)
Preferred stock dividends	(540)	(540)
Preferred securities distributions of trust subsidiaries	(3,838)	(3,838)
Proceeds from issuance of long-term debt	67,089	7,206
Repayment of long-term debt	(74,000)	(5,000)
Net increase in short-term borrowings from affiliate with original maturities of three months or less	7,900	3,722
Other	(1,767)	(6,390)

Net cash used in financing activities	(33,688)	(24,253)

Net increase (decrease) in cash and equivalents	1,668	(502)
Cash and equivalents, beginning of period	1,726	1,858

Cash and equivalents, end of period	$3,394	$1,356

See accompanying notes to HECO’s consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)   Basis of presentation

         The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto incorporated by reference in HECO’s Annual Report on SEC Form 10-K for the year ended December 31, 2002 and the unaudited consolidated financial statements and the notes thereto in HEI’s Quarterly Report on SEC Form 10-Q for the quarter ended March 31, 2003.

         In the opinion of HECO’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HECO and its subsidiaries as of June 30, 2003 and December 31, 2002, and the results of their operations for the three and six months ended June 30, 2003 and 2002 and their cash flows for the six months ended June 30, 2003 and 2002. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

         When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the 2003 presentation.

(2)   Revenue taxes

         HECO and its subsidiaries’ operating revenues include amounts for various revenue taxes they collect from customers and pay to taxing authorities. Revenue taxes to be paid to the taxing authorities are recorded as an expense and a corresponding liability in the year the related revenues are recognized. Payments to the taxing authorities are made in the subsequent year. For the six months ended June 30, 2003, HECO and its subsidiaries included $60 million of revenue taxes in “operating revenues” and in “taxes, other than income taxes” expense. For the six months ended June 30, 2002, HECO and its subsidiaries included $52 million of revenue taxes in “operating revenues” and $54 million (including a $2 million nonrecurring PUC fee adjustment) of revenue taxes in “taxes, other than income taxes” expense.

(3)   Cash flows

Supplemental disclosures of cash flow information

         For the six months ended June 30, 2003 and 2002, HECO and its subsidiaries paid interest amounting to $21.4 million and $21.5 million, respectively.

         For the six months ended June 30, 2003 and 2002, HECO and its subsidiaries paid income taxes amounting to $16.5 million and $29.0 million, respectively. The lower taxes paid in the first half of 2003 compared to the first half of 2002 were due to estimated tax strategies, not available in 2002, implemented in 2003, which defer estimated payments to the second half of 2003.

Supplemental disclosure of noncash activities

         The allowance for equity funds used during construction, which was charged to construction in progress as part of the cost of electric utility plant, amounted to $2.0 million and $1.8 million for the six months ended June 30, 2003 and 2002, respectively.

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

         The timing of the installation of HELCO’s phased units has been revised on several occasions due to delays in obtaining an amendment of a land use permit from the Hawaii Board of Land and Natural Resources (BLNR) and an air permit from the Department of Health of the State of Hawaii (DOH) and the U.S. Environmental Protection Agency (EPA) for the Keahole power plant site. The delays are also attributable to lawsuits, claims and petitions filed by IPPs and other parties challenging these permits and objecting to the expansion, alleging among other things that (1) operation of the expanded Keahole site would not comply with land use regulations (including noise standards) and HELCO’s land patent; (2) HELCO cannot operate the plant within current air quality standards; (3) HELCO could alternatively purchase power from IPPs to meet increased electric generation demand; and (4) HELCO’s land use entitlement expired in April 1999 because it had not completed the project within a three-year construction deadline described below under “Land use permit amendment.”

         As a result of a September 19, 2002 decision (embodied in an order dated October 3, 2002) by the Third Circuit Court of the State of Hawaii (Circuit Court), relating to an extension of the construction deadline, the construction of CT-4 and CT-5, which had commenced in April 2002 after HELCO had obtained a final air permit and the Circuit Court had lifted a stay on construction, has been suspended. HELCO has appealed this ruling to the Hawaii Supreme Court and is considering other options that may allow HELCO to complete the installation of CT-4 and CT-5 (including seeking a land use reclassification of the Keahole site from the State Land Use Commission). If none of these options is ultimately successful, or if other permitting issues or problems arise which HELCO cannot satisfactorily resolve, HELCO may be unable to complete the installation of CT-4 and CT-5.

         The following is a detailed discussion of the existing Keahole situation, including a description of its potential financial statement implications, under “Management’s evaluation; costs incurred.”

Land use permit amendment.   The Circuit Court ruled in 1997 that because the BLNR had failed to render a valid decision on HELCO’s application to amend its land use permit before the statutory deadline in April 1996, HELCO was entitled to use its Keahole site for the expansion project (HELCO’s “default entitlement”). Final judgments of the Circuit Court related to this ruling were appealed to the Hawaii Supreme Court in 1998. On July 8, 2003, the Hawaii Supreme Court issued its opinion affirming the Circuit Court’s final judgment on the basis that the BLNR failed to render the necessary four votes either approving or rejecting HELCO’s application. While this opinion validates HELCO’s default entitlement, construction to complete the expansion remains suspended, pending the successful resolution of HELCO’s appeal of the Circuit Court’s October 3, 2002 Order (described below). On July 16, 2003, two parties (Peggy Ratliff and the Keahole Defense Coalition) filed a motion for reconsideration of the Supreme Court’s July 8, 2003 opinion. Normally, such a motion would be disposed of within ten days of filing. However, on July 17, 2003, the Supreme Court issued an order suspending the time to dispose of the motion for reconsideration until August 25, 2003.

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

         Although there has not been a final resolution of these claims, there have been several significant rulings relating to these claims, some of which have adversely affected HELCO’s ability to construct and efficiently operate CT-4 and CT-5. First, based on a change by the DOH in its interpretation of the noise rules it promulgated under the Hawaii Noise Pollution Act, the Circuit Court ruled that a stricter noise standard than the previously applied standard applies to HELCO’s plant, but left enforcement of the ruling to the DOH. HELCO filed a separate complaint for declaratory relief against the DOH seeking the invalidation of the noise rules on constitutional and other grounds. The Circuit Court denied HELCO’s motion for summary judgment, finding that the noise rules are constitutional on their face but specifically not ruling on the constitutionality of the rules as applied to Keahole. HELCO appealed the final judgment to the Hawaii Supreme Court in August 1999 and a decision on that appeal is pending. The DOH has been periodically monitoring noise levels at the site. If the DOH were to issue a notice of violation based on the stricter standards, HELCO may, among other things, assert that the noise regulations, as applied to it at Keahole, are unconstitutional. Meanwhile, while not waiving possible claims or defenses that it might have against the DOH, HELCO has installed noise mitigation measures on the existing units at Keahole and, should construction be allowed to continue, is planning to implement additional noise mitigation measures for both the existing units and for CT-4 and CT-5. The estimated cost for these additional noise mitigation measures (for the existing units and CT-4 and CT-5) is $6 million, which would be capitalized. While the noise mitigation measures were being implemented, HELCO applied to the DOH and received approval for a noise permit through 2003, which has since been extended to July 2007.

         Second, in September 2000, the Circuit Court orally ruled that, absent a legal or equitable extension properly authorized by the BLNR, the three-year construction period in the standard land use conditions of the Department of Land and Natural Resources of the State of Hawaii (DLNR) expired in April 1999. On November 9, 2000, the Circuit Court issued a written ruling to that effect. In December 2000, the Circuit Court granted a motion to stay further construction until extension of the construction deadline is obtained from the BLNR. After conducting a contested case hearing in September 2001, which resulted in the hearings officer recommending an extension be granted, the BLNR, by Order dated March 25, 2002, granted HELCO an extension of the construction deadline through December 31, 2003. The extension was subject to a number of conditions, including, but not limited to, HELCO (1) complying with all applicable laws and with all conditions applicable (a) to the default entitlement, including the 15 standard land use conditions (except where deviations are approved by the BLNR), and (b) to each Conservation District Use Permit (CDUP) and amendment previously awarded to HELCO for this site; (2) agreeing to indemnify and hold the State harmless from claims arising out of any act or omission of HELCO relating to the “permit”; (3) proceeding with construction in accordance with construction plans to be submitted to and signed by the chairperson of the BLNR; (4) obtaining approval of the DOH and the Board of Water Supply for any potable water supply or sanitation facilities; (5) complying with its representations relative to mitigation, as set forth in the accepted environmental impact statement; (6) minimizing or eliminating any interference, nuisance or harm which may be caused by this land use; (7) filing, within 90 days of the Order, an application for boundary amendment with the Hawaii State Land Use Commission (LUC) to remove the site from the conservation district; and (8) complying with other terms and conditions as prescribed by the chairperson of the BLNR. The March 25, 2002 Order stated that failure to comply with any of these conditions would render the “permit” void. The March 25, 2002 Order also stated that “no further extensions will be provided.” In April 2002, based on this BLNR decision, the Circuit Court lifted the stay on construction and construction activities on CT-4 and CT-5 then commenced.

         Keahole Defense Coalition, Inc. (KDC) and two individuals appealed the BLNR’s March 25, 2002 Order to the Circuit Court, as did the Department of Hawaiian Home Lands. On September 19, 2002, the Circuit Court issued a letter to the parties indicating the Circuit Court’s decision to reverse the BLNR’s Order. The letter stated that:

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

The Circuit Court issued an Order to this effect on October 3, 2002.

         On November 1, 2002, HELCO filed a notice of appeal of the October 3, 2002 Order (which appeal will be decided by the Hawaii Supreme Court or Hawaii Intermediate Court of Appeals). On November 15, 2002, HELCO also filed with the Hawaii Supreme Court a Motion for Stay Pending Disposition of Appeal and a Motion to Expedite Transmission of Record on Appeal. The Motion to Expedite was denied on December 10, 2002. The Motion for Stay was denied in early 2003. On November 25, 2002, KDC and two individuals filed with the Supreme Court a Motion to Dismiss this appeal on the basis that the case was moot since HELCO no longer had a default entitlement because it allegedly violated the BLNR’s March 25, 2002 Order by withdrawing its application to the LUC for a boundary amendment. That motion was denied in early 2003. Accordingly, the Hawaii Supreme Court continues to assert jurisdiction over this appeal. HELCO also filed its opening brief on May 30, 2003, but additional briefing is not yet completed and management cannot predict when the Supreme Court will rule on this appeal. In the meantime, construction activities on CT-4 and CT-5 have been suspended and steps have been taken to secure the site and protect equipment and personnel.

         On November 1, 2002, HELCO had also filed with the Circuit Court a notice of appeal of the original November 9, 2000 ruling that the three-year deadline had expired in April 1999. In early 2003, the Supreme Court dismissed that appeal for lack of jurisdiction. The Supreme Court’s Order stated that HELCO’s appeal was not timely filed because it was not filed within 30 days of the Circuit Court’s November 9, 2000 Order, even though the Circuit Court ruled at the time that its Order could not yet be appealed.

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

National Pollutant Discharge Elimination System (NPDES) Permit.   Pursuant to EPA and DOH regulations, which took effect in March 2003, all construction sites greater than one acre must obtain a construction stormwater discharge permit. The Keahole site is now subject to this requirement. The DOH issued the permit under its General Permit program in June 2003.

Land Use Commission petition.   One of the conditions of the construction period extension granted by the BLNR (which the Circuit Court’s October 3, 2002 Order now has reversed) was that HELCO file an application for a boundary amendment with the LUC to remove the site from the conservation district. HELCO filed the application on June 21, 2002. A hearing before the LUC was held on September 12, 2002, at which public testimony was taken and memoranda were received regarding the jurisdiction of the LUC in dealing with the HELCO petition. In light of subsequent events, HELCO withdrew its petition on October 3, 2002. Under LUC rules, after such a voluntary withdrawal the applicant may submit another petition for the same property one year from the date of withdrawal. HELCO intends to submit a new petition for reclassification in October 2003. The entire reclassification process could take several years.

Management’s evaluation; costs incurred.   In addition to the appeal of the October 3, 2002 Circuit Court’s Order filed on November 1, 2002, HELCO is considering other options that may allow HELCO to complete the installation of CT-4 and CT-5, including submitting a new petition to the LUC in October 2003 for the land use reclassification of the Keahole site. At this time, the likelihood of success of any of these options cannot be ascertained. Even if the Circuit Court’s Order is ultimately overturned on appeal, construction has been and is likely to be further significantly delayed, and the costs to complete construction may be significantly increased, due to the time that is likely to be required to resolve the legal proceedings. In the meantime, one concern of HELCO’s management is the condition and performance of certain aging generators on the HELCO system, which were intended to be retired or to be operated less frequently once CT-4 and CT-5 were installed, as well as the current operating status of various IPPs, which provide approximately 43% of HELCO’s generating capacity under power purchase agreements. Another concern is the possibility of power interruptions under exigent circumstances, including rolling blackouts, as IPPs and/or HELCO’s generating units become unavailable or less available (i.e., available at lower capacity) due to forced outages or planned maintenance. Such incidents occurred or were at risk of occurring on October 3, 2002, November 8, 2002 and July 21, 2003. HELCO will endeavor to avert power interruptions in the future through a number of actions (in addition to managing the generating units on its system) such as requesting customers to reduce demand during critical periods like the peak evening hours. There can be no assurance, however, that power interruptions will not occur.

         The recovery of costs relating to CT-4 and CT-5 is subject to the rate-making process governed by the Public Utilities Commission of the State of Hawaii (PUC). Management believes no adjustment to costs incurred to put CT-4 and CT-5 into service is required as of June 30, 2003. However, if it becomes probable that the PUC will disallow some or all of the incurred costs for rate-making purposes, HELCO may be required to write off a material portion of the costs incurred in its efforts to put these units into service whether or not CT-4 and CT-5 are installed. As of June 30, 2003, HELCO’s costs incurred in its efforts to put CT-4 and CT-5 into service and to support existing units (excluding costs the PUC permitted to be transferred to plant-in-service for pre-air permit facilities) amounted to approximately $83 million, including $32 million for equipment and material purchases, $31 million for planning, engineering, permitting, site development and other costs and $20 million for an allowance for funds used during construction (AFUDC).

         Although management believes it has acted prudently with respect to the Keahole project, effective December 1, 1998, HELCO discontinued the accrual of AFUDC on CT-4 and CT-5 due in part to the delays through that date and the potential for further delays. HELCO has also deferred plans for ST-7 to a date outside the near-term planning horizon. No costs for ST-7 are included in construction in progress.

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

         The BLNR held a public hearing on the CDUP in March 2001, at which several groups requested a contested case hearing, which was held in November 2001. The hearings officer submitted his report, findings of fact and conclusions of law and recommended that HECO’s request for the CDUP be denied. He concluded that HECO had failed to establish that there is a need that outweighs the transmission line’s adverse impacts on conservation district lands and that there are practical alternatives that could be pursued, including an all-underground route outside the conservation district lands. On June 28, 2002, the BLNR issued a ruling denying HECO’s request for the CDUP.

         HECO continues to believe that the proposed project (the East Oahu Transmission Project) is needed. The project improves the reliability of the Pukele substation, at the end of the Northern corridor, serving approximately 16% of Oahu’s electrical load, including Waikiki. If one of the 138 kV transmission lines to the Pukele substation fails while the other is out for maintenance, a major system outage would result. The project also would address future potential transmission line overloads in the Northern and Southern corridors under certain contingencies (in which one of the three lines feeding power to the Koolau/Pukele area served by the Northern Corridor, or to the downtown Honolulu area served by the Southern Corridor, is out for maintenance, and a second line incurs an unexpected outage). The line overload contingencies could occur, given current load growth forecasts, in 2005 for the Northern Corridor, but not likely before 2023 in the Southern Corridor.

         HECO is evaluating alternative ways to accomplish the project, and possible future actions to expedite PUC review of the need for the project and alternatives for completing it. In order to secure public views on the various alternative means to enhance East Oahu reliability (the principal goal of the East Oahu Transmission Project), HECO has commenced a community-based process to obtain public views of those alternatives. Three primary alternatives have been presented to the community for feedback: (1) an all-underground 138 kV transmission line connecting the Kamoku and Pukele substations; (2) an alternative requiring several new 46 kV underground lines, a new 138-46 kV transformer installed at the Kamoku substation, and equipment modifications at various distribution substations in Honolulu and Waikiki; and (3) an alternative requiring all the work in the preceding 46 kV alternative, plus additional 46 kV underground lines and a new 138-46 kV transformer within the Archer substation. All electrical lines in the three alternatives presented would utilize existing roadways outside of conservation district lands. Each of the alternatives present trade-offs in cost, effectiveness in meeting the project objectives, and potential construction, aesthetic, health, safety and other impacts.

         HECO will use the information received from the community-based process in its next actions, including its determination of which of the various alternatives it selects to present to the PUC as its preferred means to accomplish the project. Until this evaluation of alternatives, including the incorporation of public comments, is completed, an estimated project completion date cannot be determined.

         As of June 30, 2003, the accumulated costs related to the East Oahu Transmission Project amounted to $18 million, including $12 million for planning, engineering and permitting costs and $6 million for AFUDC. These costs are recorded in construction in progress. The recovery of costs relating to the project is subject to the rate-making process administered by the PUC. Management believes no adjustment to project costs incurred is required as of June 30, 2003. However, if it becomes probable that the PUC will disallow some or all of the incurred costs for rate-making purposes, HECO may be required to write off a material portion or all of the project costs incurred in its efforts to put the East Oahu Transmission Project into service whether or not the project is completed.

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

         HECO entered into a PPA with AES Barbers Point, Inc. (now known as AES Hawaii) in March 1988, and the PPA was amended in August 1989. The AES Hawaii 180 MW coal-fired cogeneration plant, which became operational in September 1992, utilizes a “clean-coal” technology and is designed to sell sufficient steam to be a “Qualifying Facility” under the Public Utility Regulatory Policies Act of 1978. The amended PPA, which has a 30-year term, was approved by the PUC in December 1989, following contested case hearings in October 1988, an initial Decision and Order (D&O) in July 1989, an amendment of the PPA in August 1989, and further contested case hearings in November 1989. Intervenors included the state Consumer Advocate and the U.S. Department of Defense. The PUC proceedings addressed a number of issues, including whether the prices for capacity and energy in the amended PPA were less than HECO’s long-term estimated avoided costs, whether HECO needed the capacity to be provided by AES Hawaii, and whether the terms and conditions of the amended PPA were reasonable.

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

         HECO/HEI filed an answer to the amended complaint on March 17, 2003. On March 20, 2003, HECO and HEI filed a motion for judgment on the pleadings, asking for dismissal of the remaining claims pursuant to the doctrine of primary jurisdiction or, in the alternative, exhaustion of administrative remedies. On April 21, 2003, the court granted in part and denied in part HECO/HEI’s motion for judgment on the pleadings, on the ground that under the doctrine of primary jurisdiction any claims should first be brought before the PUC. The court stayed the action until August 21, 2003, at which time the case will be dismissed if plaintiffs fail to provide proof of having initiated an appropriate PUC proceeding by then. If such proof is provided, the case will remain stayed in state court.

         Management intends to vigorously defend against the lawsuit and Plaintiff allegations in any PUC proceeding that the Plaintiffs may initiate.

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

         In July 2001, the EPA issued a notice of interest (Initial NOI) under the Oil Pollution Act of 1990 to the Participating Parties (including HECO) and others (including YB), regarding the Iwilei Unit of the Honolulu Harbor site. In the Initial NOI, the EPA stated that immediate subsurface investigation and assessment (also known as Rapid Assessment Work) must be conducted to delineate the extent of contamination at the site. The Participating Parties completed the Rapid Assessment Work, submitted a report to the EPA and DOH in January 2002, and developed a proposal for additional investigation (known as the Phase 2 Rapid Assessment Work), which the EPA and DOH approved. The Participating Parties completed the Phase 2 Rapid Assessment Work in the third quarter of 2002. After performing a validation study on the data collected, the Participating Parties submitted a report summarizing the results of the work to the EPA and DOH in April 2003.

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

         In October 2002, HECO and three other companies that currently have petroleum handling operations (the Operating Companies) in the Iwilei Unit entered into an agreement with the DOH to evaluate their facilities to determine whether they currently are releasing petroleum to the subsurface in the Iwilei Unit. Pursuant to the agreement with the DOH, the Operating Companies have retained an independent consultant who is currently evaluating each Operating Company’s facilities in the Iwilei Unit. The Operating Companies anticipate that the independent consultant’s report will be submitted to the DOH and EPA in the third quarter of 2003. HECO has previously investigated its facilities in the Iwilei Unit and routinely maintains them, and therefore believes that the Operating Companies evaluation will confirm that HECO’s current operations are not releasing petroleum in the Iwilei Unit.

         Management has developed a preliminary estimate of costs for continuing investigative work, remedial activities and monitoring at the Iwilei Unit of the site. Management estimates that HECO will incur approximately $1.1 million (of which $0.25 million has been incurred through June 30, 2003) in connection with work to be performed at the site primarily from January 2002 through December 2004. The $1.1 million estimate was expensed in 2001. However, because (1) the full scope and extent of additional investigative work, remedial activities and monitoring are unknown at this time, (2) the final cost allocation method has not yet been determined and (3) management cannot estimate the costs to be incurred (if any) for the sites other than the Iwilei Unit (including its Honolulu power plant site), the cost estimate may be subject to significant change and additional material investigative and remedial costs may be incurred after December 2004.

         In April 2003, TOOTS, without admitting liability or fault or making any admission of any issue of law or fact, agreed to pay $250,000 to the Participating Parties to fund response activities in the Iwilei Unit, as a one-time cash-out payment in lieu of continuing with further response activities. TOOTS paid the $250,000 in May 2003. The non-cashout parties of the Participating Parties have released and have given covenants not to sue TOOTS, HTB, YB, and Dillingham Tug & Barge Corporation or their respective officers, directors, agents and employees (collectively, TOOTS-Related Entities) under sections of various federal and state environmental laws and any other statute or common law theory (e.g., nuisance or trespass) for any further financial or other contribution towards petroleum and petroleum related response and remediation activities directed or agreed to by the DOH and/or EPA at the site and related business loss and property damage. The non-cashout parties of the Participating Parties have agreed that the payment by TOOTS represents a full and fair resolution of the liability and responsibility of all TOOTS-Related Entities to fund such petroleum and petroleum related response and remediation activities in the Iwilei District of Honolulu.

Nonutility generation

         In March 1988, HECO entered into a PPA with AES Barbers Point, Inc. (now known as AES Hawaii), a Hawaii-based, indirect subsidiary of The AES Corporation. The agreement with AES Hawaii, as amended in August 1989, provides that, for a period of 30 years beginning September 1992, HECO will purchase 180 MW of firm capacity. Under the amended PPA, AES Hawaii must obtain certain consents from HECO prior to entering into any arrangement to refinance the facility. In the second quarter of 2003, HECO and AES Hawaii reached agreement on the terms upon which HECO would consent to the proposed refinancing. Under the agreement, which was contingent on obtaining certain PUC approvals and completion of the refinancing, HECO received consideration for its consent, primarily in the form of a PPA amendment that will reduce the cost of firm capacity supplied to HECO pursuant to the PPA, retroactive to June 1, 2003. The benefit of the firm capacity cost reduction, totaling approximately $2.9 million annually for the remaining term of the PPA, will be passed on to ratepayers through a reduction in rates. AES Hawaii also has granted HECO an option, subject to certain conditions, to acquire an interest in portions of the AES Hawaii facility site that are not needed for the existing plant operations, and which potentially could be used for the development of another coal-fired facility. On July 1, 2003, the PUC issued a D&O approving the PPA amendment and the establishment of a rate adjustment (lowering rates) on short notice, and, on July 9, 2003, the PUC issued a D&O clarifying its July 1, 2003 D&O. On July 31, 2003, the proposed refinancing was completed.

Collective bargaining agreements

         The current collective bargaining agreements of HECO, HELCO and MECO with Local 1260 of the International Brotherhood of Electrical Workers (IBEW), AFL-CIO, for Unit 8 expire on October 31, 2003. Contract negotiations are expected to commence in late August 2003. Unit 8 represents 55% of HECO employees, 73% of HELCO employees and 71% of MECO employees. Should the IBEW not reach agreements with HECO, HELCO and MECO in a timely manner upon the expiration of the existing agreements, HECO and its subsidiaries’ results of operations could be adversely affected.

(5)	HECO-obligated mandatorily redeemable preferred securities of trust subsidiaries holding solely HECO and HECO-guaranteed subordinated debentures

         In March 1997, HECO Capital Trust I (Trust I), a grantor trust and a wholly owned subsidiary of HECO, sold (i) in a public offering, 2 million of its HECO-Obligated 8.05% Cumulative Quarterly Income Preferred Securities, Series 1997 (1997 trust preferred securities) with an aggregate liquidation preference of $50 million and (ii) to HECO, common securities with a liquidation preference of approximately $1.55 million. Proceeds from the sale of the 1997 trust preferred securities and the common securities were used by Trust I to purchase 8.05% Junior Subordinated Deferrable Interest Debentures, Series 1997 (1997 junior deferrable debentures) issued by HECO in the principal amount of $31.55 million and issued by each of Maui Electric Company, Limited (MECO) and HELCO in the respective principal amounts of $10 million. The 1997 junior deferrable debentures, which bear interest at 8.05% and mature on March 27, 2027, together with the subsidiary guarantees (pursuant to which the obligations of MECO and HELCO under their respective debentures are fully and unconditionally guaranteed by HECO), are the sole assets of Trust I. The 1997 trust preferred securities must be redeemed at the maturity of the underlying debt on March 27, 2027, which maturity may be shortened to any date after March 27, 2002 or extended to a date no later than March 27, 2046. The 1997 trust preferred securities are not redeemable at the option of the holders, and may now be redeemed without premium by Trust I, in whole or in part. All of the proceeds from the sale were invested by Trust I in the underlying debt securities of HECO, HELCO and MECO.

         In December 1998, HECO Capital Trust II (Trust II), a grantor trust and a wholly owned subsidiary of HECO, sold (i) in a public offering, 2 million of its HECO-Obligated 7.30% Cumulative Quarterly Income Preferred Securities, Series 1998 (1998 trust preferred securities) with an aggregate liquidation preference of $50 million and (ii) to HECO, common securities with a liquidation preference of approximately $1.55 million. Proceeds from the sale of the 1998 trust preferred securities and the common securities were used by Trust II to purchase 7.30% Junior Subordinated Deferrable Interest Debentures, Series 1998 (1998 junior deferrable debentures) issued by HECO in the principal amount of $31.55 million and issued by each of MECO and HELCO in the respective principal amounts of $10 million. The 1998 junior deferrable debentures, which bear interest at 7.30% and mature on December 15, 2028, together with the subsidiary guarantees (pursuant to which the obligations of MECO and HELCO under their respective debentures are fully and unconditionally guaranteed by HECO), are the sole assets of Trust II. The 1998 trust preferred securities must be redeemed at the maturity of the underlying debt on December 15, 2028, which maturity may be shortened to a date no earlier than December 15, 2003 or extended to a date no later than December 15, 2047. The 1998 trust preferred securities are not redeemable at the option of the holders, but may be redeemed by Trust II, in whole or in part, from time to time, on or after December 15, 2003 or upon the occurrence of certain events. All of the proceeds from the sale were invested by Trust II in the underlying debt securities of HECO, HELCO and MECO.

         The 1997 and 1998 junior deferrable debentures and the common securities of the Trusts have been eliminated in HECO’s consolidated balance sheets as of June 30, 2003 and December 31, 2002. The 1997 and 1998 junior deferrable debentures are redeemable only (i) at the option of HECO, MECO and HELCO, respectively, in whole or in part, on or after March 27, 2002 (1997 junior deferrable debentures) and December 15, 2003 (1998 junior deferrable debentures) or (ii) at the option of HECO, in whole, upon the occurrence of a “Special Event” (relating to certain changes in laws or regulations). See note (8) for financial information of Trust I and Trust II. HECO and its subsidiaries are evaluating the impact that adoption of FIN No. 46 may have on the financial statements of consolidated HECO for the third quarter of 2003.

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

Rescission of SFAS No. 4, 44 and 64, amendment of SFAS No. 13, and technical corrections

         In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” and SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 also amends

SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. HECO and its subsidiaries adopted the provisions of SFAS No. 145 in the second quarter of 2002 with no effect on HECO and its subsidiaries' financial statements.

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

Consolidation of variable interest entities

         In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addresses the consolidation of VIEs as defined. FIN No. 46 applies immediately to variable interests in VIEs created after January 31, 2003, and to variable interests in VIEs obtained after January 31, 2003. For a variable interest in a VIE created before February 1, 2003, FIN No. 46 is applied to the enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The effect on consolidated HECO’s financial statements upon the adoption of FIN No. 46 and the required disclosures relating to the trust preferred securities are included in note (5).

Financial instruments with characteristics of both liabilities and equity

         In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures these financial instruments. For example, a financial instrument issued in the form of shares that are mandatorily redeemable must be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. HECO and its subsidiaries will adopt the provisions of SFAS No. 150 for financial instruments existing as of May 31, 2003 in the third quarter of 2003 and the adoption will likely result in the characterization of the mandatorily redeemable trust preferred securities of HECO’s trust subsidiaries as liabilities in consolidated HECO’s balance sheet.

Determining whether an arrangement contains a lease

         In May 2003, the FASB ratified EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease.” Under EITF Issue No. 01-8, companies may need to recognize service contracts, such as energy contracts for capacity, or other arrangements as leases subject to the requirements of SFAS No. 13, “Accounting for Leases.” The provisions of EITF Issue No. 01-8 must be applied prospectively to arrangements agreed to, modified, or acquired in business combinations in reporting periods beginning after May 28, 2003. HECO and its subsidiaries will adopt the provisions of EITF Issue No. 01-8 in the third quarter of 2003. Since EITF Issue No. 01-8 applies prospectively to arrangements agreed to, modified or acquired after June 30, 2003, the adoption of EITF Issue No. 01-8 had no effect on consolidated HECO’s historical financial statements.

(7)  Reconciliation of electric utility operating income per HEI and HECO consolidated statements of income

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2003	2002	2003	2002

Operating income from HECO consolidated regulated and nonregulated activities before income taxes (per HEI consolidated statements of income)	$42,585	$50,953	$83,560	$96,557
Deduct:
Income taxes on regulated activities	(11,676)	(15,032)	(22,891)	(27,823)
Revenues from nonregulated activities	(1,144)	(1,060)	(2,095)	(2,058)
Add:
Expenses from nonregulated activities	276	221	522	327

Operating income from regulated activities after income taxes (per HECO consolidated statements of income)	$30,041	$35,082	$59,096	$67,003

(8) Consolidating financial information

         HECO has not provided separate financial statements and other disclosures concerning HELCO and MECO because management has concluded that such financial statements and other information are not material to holders of the 1997 and 1998 junior deferrable debentures issued by HELCO and MECO since these securities have been fully and unconditionally guaranteed by HECO. HECO also unconditionally guarantees HELCO’s and MECO’s obligations (a) to the State of Hawaii for the repayment of principal and interest on their Special Purpose Revenue Bonds and (b) relating to the trust preferred securities of HECO Capital Trust I and HECO Capital Trust II. HECO is also obligated to make dividend, redemption and liquidation payments on HELCO’s and MECO’s preferred stock if the respective subsidiary is unable to make such payments.

         For consolidating financial information for HECO and its subsidiaries for the periods ended and as of the dates indicated, see pages 30 through 37. As of December 31, 2002 and for the three and six months ended June 30, 2002, there were no amounts for HECO subsidiary Renewable Hawaii, Inc.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating balance sheet (unaudited)

	June 30, 2003
(in thousands)	HECO	HELCO	MECO	RHI	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and elimina- tions	HECO consoli- dated
Assets
Utility plant, at cost
Land	$25,370	3,006	3,587	—	—	—	—	31,963
Plant and equipment	2,045,817	575,208	602,488	—	—	—	—	3,223,513
Less accumulated depreciation	(902,261)	(264,956)	(251,487)	—	—	—	—	(1,418,704)
Plant acquisition adjustment, net	—	—	276	—	—	—	—	276
Construction in progress	72,052	93,945	6,982	—	—	—	—	172,979

Net utility plant	1,240,978	407,203	361,846	—	—	—	—	2,010,027

Investment in wholly owned subsidiaries, at equity	361,114	—	—	—	—	—	(361,114)	—

Current assets
Cash and equivalents	8	793	2,592	1	—	—	—	3,394
Advances to affiliates	16,100	—	20,000	—	51,546	51,546	(139,192)	—
Customer accounts receivable, net	61,633	15,163	13,173	—	—	—	—	89,969
Accrued unbilled revenues, net	41,481	10,772	8,148	—	—	—	—	60,401
Other accounts receivable, net	2,156	760	354	—	—	—	(196)	3,074
Fuel oil stock, at average cost	29,556	3,361	6,124	—	—	—	—	39,041
Materials and supplies, at average cost	10,826	2,448	9,055	—	—	—	—	22,329
Prepayments and other	61,085	9,274	4,603	—	—	—	—	74,962

Total current assets	222,845	42,571	64,049	1	51,546	51,546	(139,388)	293,170

Other assets
Regulatory assets	75,614	16,270	13,768	—	—	—	—	105,652
Unamortized debt expense	9,610	2,301	2,293	—	—	—	—	14,204
Long-term receivables and other	12,652	3,804	3,220	—	—	—	—	19,676

Total other assets	97,876	22,375	19,281	—	—	—	—	139,532

	$1,922,813	472,149	445,176	1	51,546	51,546	(500,502)	$2,442,729

Capitalization and liabilities
Capitalization
Common stock equity	$930,922	173,967	184,118	(63)	1,546	1,546	(361,114)	$930,922
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—	—	—	34,293
HECO-obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely HECO and HECO-guaranteed debentures	—	—	—	—	50,000	50,000	—	100,000
Long-term debt, net	497,005	140,847	163,704	—	—	—	(103,092)	698,464

Total capitalization	1,450,220	321,814	352,822	(63)	51,546	51,546	(464,206)	1,763,679

Current liabilities
Short-term borrowings–affiliate	33,500	16,100	—	—	—	—	(36,100)	13,500
Accounts payable	44,662	9,347	6,349	—	—	—	—	60,358
Interest and preferred dividends payable	7,819	1,389	2,355	—	—	—	(29)	11,534
Taxes accrued	44,335	12,894	16,637	—	—	—	—	73,866
Other	20,200	2,376	4,058	105	—	—	(167)	26,572

Total current liabilities	150,516	42,106	29,399	105	—	—	(36,296)	185,830

Deferred credits and other liabilities
Deferred income taxes	132,596	15,781	11,332	(41)	—	—	—	159,668
Unamortized tax credits	28,489	9,289	11,027	—	—	—	—	48,805
Other	22,552	26,664	14,901	—	—	—	—	64,117

Total deferred credits and other liabilities	183,637	51,734	37,260	(41)	—	—	—	272,590

Contributions in aid of construction	138,440	56,495	25,695	—	—	—	—	220,630

	$1,922,813	472,149	445,176	1	51,546	51,546	(500,502)	$2,442,729

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating balance sheet (unaudited)

	December 31, 2002
(in thousands)	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassi- ficacations and elimina- tions	HECO consolidated

Assets
Utility plant, at cost
Land	$25,329	2,982	3,585	—	—	—	$31,896
Plant and equipment	2,022,987	565,920	595,911	—	—	—	3,184,818
Less accumulated depreciation	(872,332)	(255,473)	(240,149)	—	—	—	(1,367,954)
Plant acquisition adjustment, net	—	—	302	—	—	—	302
Construction in progress	63,246	93,428	7,626	—	—	—	164,300

Net utility plant	1,239,230	406,857	367,275	—	—	—	2,013,362

Investment in wholly owned subsidiaries, at equity	355,869	—	—	—	—	(355,869)	—

Current assets
Cash and equivalents	9	4	1,713	—	—	—	1,726
Advances to affiliates	14,900	—	23,000	51,546	51,546	(140,992)	—
Customer accounts receivable, net	61,384	13,979	11,750	—	—	—	87,113
Accrued unbilled revenues, net	41,272	10,701	8,125	—	—	—	60,098
Other accounts receivable, net	2,582	411	462	—	—	(1,242)	2,213
Fuel oil stock, at average cost	25,701	3,446	6,502	—	—	—	35,649
Materials and supplies, at average cost	9,076	2,248	8,126	—	—	—	19,450
Prepayments and other	61,108	9,457	5,045	—	—	—	75,610

Total current assets	216,032	40,246	64,723	51,546	51,546	(142,234)	281,859

Other assets
Regulatory assets	74,946	16,557	14,065	—	—	—	105,568
Unamortized debt expense	8,952	1,915	2,487	—	—	—	13,354
Long-term receivables and other	15,540	3,406	3,297	—	—	—	22,243

Total other assets	99,438	21,878	19,849	—	—	—	141,165

	$1,910,569	468,981	451,847	51,546	51,546	(498,103)	$2,436,386

Capitalization and liabilities
Capitalization
Common stock equity	$923,256	171,404	181,373	1,546	1,546	(355,869)	$923,256
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—	—	34,293
HECO-obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely HECO and HECO-guaranteed debentures	—	—	—	50,000	50,000	—	100,000
Long-term debt, net	495,689	140,993	171,680	—	—	(103,092)	705,270

Total capitalization	1,441,238	319,397	358,053	51,546	51,546	(458,961)	1,762,819

Current liabilities
Short-term borrowings–affiliate	28,600	14,900	—	—	—	(37,900)	5,600
Accounts payable	41,594	10,462	7,936	—	—	—	59,992
Interest and preferred dividends payable	7,537	1,598	2,435	—	—	(38)	11,532
Taxes accrued	48,274	14,898	15,961	—	—	—	79,133
Other	20,998	3,679	4,547	—	—	(1,204)	28,020

Total current liabilities	147,003	45,537	30,879	—	—	(39,142)	184,277

Deferred credits and other liabilities
Deferred income taxes	132,159	14,479	11,729	—	—	—	158,367
Unamortized tax credits	28,430	8,471	11,084	—	—	—	47,985
Other	23,441	26,809	14,594	—	—	—	64,844

Total deferred credits and other liabilities	184,030	49,759	37,407	—	—	—	271,196

Contributions in aid of construction	138,298	54,288	25,508	—	—	—	218,094

	$1,910,569	468,981	451,847	51,546	51,546	(498,103)	$2,436,386

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating statement of income (unaudited)

	Three months ended June 30, 2003
(in thousands)	HECO	HELCO	MECO	RHI	HECO Capital Trust I	HECO Capital Trust II	Reclassi -fications and elimina- tions	HECO consoli- dated

Operating revenues	$245,332	53,154	54,899	—	—	—	—	$353,385

Operating expenses
Fuel oil	72,349	8,029	21,790	—	—	—	—	102,168
Purchased power	72,562	20,263	2,439	—	—	—	—	95,264
Other operation	25,501	6,047	6,769	—	—	—	—	38,317
Maintenance	9,248	3,092	3,136	—	—	—	—	15,476
Depreciation	16,790	5,057	5,786	—	—	—	—	27,633
Taxes, other than income taxes	22,674	5,003	5,133	—	—	—	—	32,810
Income taxes	7,548	1,278	2,850	—	—	—	—	11,676

	226,672	48,769	47,903	—	—	—	—	323,344

Operating income	18,660	4,385	6,996	—	—	—	—	30,041

Other income
Allowance for equity funds used during construction	837	55	97	—	—	—	—	989
Equity in earnings of subsidiaries	6,483	—	—	—	—	—	(6,483)	—
Other, net	844	105	78	(63)	1,038	940	(2,073)	869

	8,164	160	175	(63)	1,038	940	(8,556)	1,858

Income before interest and other charges	26,824	4,545	7,171	(63)	1,038	940	(8,556)	31,899

Interest and other charges
Interest on long-term debt	6,493	1,869	2,074	—	—	—	—	10,436
Amortization of net bond premium and expense	340	88	100	—	—	—	—	528
Other interest charges	1,545	509	425	1	—	—	(2,073)	407
Allowance for borrowed funds used during construction	(380)	(27)	(39)	—	—	—	—	(446)
Preferred stock dividends of subsidiaries	—	—	—	—	—	—	229	229
Preferred securities distributions of trust subsidiaries	—	—	—	—	—	—	1,919	1,919

	7,998	2,439	2,560	1	—	—	75	13,073

Income before preferred stock dividends of HECO	18,826	2,106	4,611	(64)	1,038	940	(8,631)	18,826
Preferred stock dividends of HECO	270	133	96	—	1,007	912	(2,148)	270

Net income for common stock	$18,556	1,973	4,515	(64)	31	28	(6,483)	$18,556

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating statement of retained earnings (unaudited)

	Three months ended June 30, 2003
(in thousands)	HECO	HELCO	MECO	RHI	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and elimina- tions	HECO consoli- dated

Retained earnings, beginning of period	$544,389	75,641	88,855	—	—	—	(164,496)	$544,389
Net income for common stock	18,556	1,973	4,515	(64)	31	28	(6,483)	18,556
Common stock dividends	(13,242)	(3,651)	(3,534)	—	(31)	(28)	7,244	(13,242)

Retained earnings, end of period	$549,703	73,963	89,836	(64)	—	—	(163,735)	$549,703

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating statement of income (unaudited)

	Three months ended June 30, 2002
(in thousands)	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and elimina- tions	HECO consolidated

Operating revenues	$212,460	47,049	47,107	—	—	—	$306,616

Operating expenses
Fuel oil	52,528	6,784	15,043	—	—	—	74,355
Purchased power	61,109	13,597	1,814	—	—	—	76,520
Other operation	20,289	5,591	6,582	—	—	—	32,462
Maintenance	10,261	2,166	3,583	—	—	—	16,010
Depreciation	15,903	4,894	5,566	—	—	—	26,363
Taxes, other than income taxes	21,345	4,759	4,688	—	—	—	30,792
Income taxes	9,523	2,709	2,800	—	—	—	15,032

	190,958	40,500	40,076	—	—	—	271,534

Operating income	21,502	6,549	7,031	—	—	—	35,082

Other income
Allowance for equity funds used during construction	927	54	61	—	—	—	1,042
Equity in earnings of subsidiaries	8,672	—	—	—	—	(8,672)	—
Other, net	777	85	9	1,038	940	(2,087)	762

	10,376	139	70	1,038	940	(10,759)	1,804

Income before interest and other charges	31,878	6,688	7,101	1,038	940	(10,759)	36,886

Interest and other charges
Interest on long-term debt	6,154	1,809	2,204	—	—	—	10,167
Amortization of net bond premium and expense	320	87	100	—	—	—	507
Other interest charges	1,716	472	331	—	—	(2,087)	432
Allowance for borrowed funds used during construction	(432)	(29)	(27)	—	—	—	(488)
Preferred stock dividends of subsidiaries	—	—	—	—	—	229	229
Preferred securities distributions of trust subsidiaries	—	—	—	—	—	1,919	1,919

	7,758	2,339	2,608	—	—	61	12,766

Income before preferred stock dividends of HECO	24,120	4,349	4,493	1,038	940	(10,820)	24,120
Preferred stock dividends of HECO	270	133	96	1,007	912	(2,148)	270

Net income for common stock	$23,850	4,216	4,397	31	28	(8,672)	$23,850

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating statement of retained earnings (unaudited)

	Three months ended June 30, 2002
(in thousands)	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and eliminations	HECO consolidated

Retained earnings, beginning of period	$507,087	68,036	80,365	—	—	(148,401)	$507,087
Net income for common stock	23,850	4,216	4,397	31	28	(8,672)	23,850
Common stock dividends	(10,180)	(1,636)	(2,145)	(31)	(28)	3,840	(10,180)

Retained earnings, end of period	$520,757	70,616	82,617	—	—	(153,233)	$520,757

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating statement of income (unaudited)

	Six months ended June 30, 2003
(in thousands)	HECO	HELCO	MECO	RHI	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and elimina- tions	HECO consoli- dated

Operating revenues	$472,524	103,992	104,830	—	—	—	—	$681,346

Operating expenses
Fuel oil	136,388	16,330	40,289	—	—	—	—	193,007
Purchased power	141,167	35,202	4,249	—	—	—	—	180,618
Other operation	51,794	11,654	13,396	—	—	—	—	76,844
Maintenance	19,588	4,899	5,271	—	—	—	—	29,758
Depreciation	33,559	10,114	11,572	—	—	—	—	55,245
Taxes, other than income taxes	44,278	9,752	9,857	—	—	—	—	63,887
Income taxes	12,641	4,397	5,853	—	—	—	—	22,891

	439,415	92,348	90,487	—	—	—	—	622,250

Operating income	33,109	11,644	14,343	—	—	—	—	59,096

Other income
Allowance for equity funds used during construction	1,703	88	186	—	—	—	—	1,977
Equity in earnings of subsidiaries	16,123	—	—	—	—	—	(16,123)	—
Other, net	1,633	161	109	(63)	2,075	1,881	(4,160)	1,636

	19,459	249	295	(63)	2,075	1,881	(20,283)	3,613

Income before interest and other charges	52,568	11,893	14,638	(63)	2,075	1,881	(20,283)	62,709

Interest and other charges
Interest on long-term debt	12,831	3,678	4,251	—	—	—	—	20,760
Amortization of net bond premium and expense	665	176	200	—	—	—	—	1,041
Other interest charges	3,094	971	843	1	—	—	(4,160)	749
Allowance for borrowed funds used during construction	(774)	(41)	(74)	—	—	—	—	(889)
Preferred stock dividends of subsidiaries	—	—	—	—	—	—	458	458
Preferred securities distributions of trust subsidiaries	—	—	—	—	—	—	3,838	3,838

	15,816	4,784	5,220	1	—	—	136	25,957

Income before preferred stock dividends of HECO	36,752	7,109	9,418	(64)	2,075	1,881	(20,419)	36,752
Preferred stock dividends of HECO	540	267	191	—	2,013	1,825	(4,296)	540

Net income for common stock	$36,212	6,842	9,227	(64)	62	56	(16,123)	$36,212

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating statement of retained earnings (unaudited)

	Six months ended June 30, 2003
(in thousands)	HECO	HELCO	MECO	RHI	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and elimina- tions	HECO consoli- dated

Retained earnings, beginning of period	$542,023	71,414	87,092	—	—	—	(158,506)	$542,023
Net income for common stock	36,212	6,842	9,227	(64)	62	56	(16,123)	36,212
Common stock dividends	(28,532)	(4,293)	(6,483)	—	(62)	(56)	10,894	(28,532)

Retained earnings, end of period	$549,703	73,963	89,836	(64)	—	—	(163,735)	$549,703

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating statement of income (unaudited)

	Six months ended June 30, 2002
(in thousands)	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and elimina- tions	HECO consolidated

Operating revenues	$401,626	91,475	90,848	—	—	—	$583,949

Operating expenses
Fuel oil	91,942	13,287	28,361	—	—	—	133,590
Purchased power	122,514	27,783	3,324	—	—	—	153,621
Other operation	38,442	10,252	12,991	—	—	—	61,685
Maintenance	19,117	4,410	6,495	—	—	—	30,022
Depreciation	31,804	9,788	11,131	—	—	—	52,723
Taxes, other than income taxes	39,545	8,975	8,962	—	—	—	57,482
Income taxes	17,478	4,815	5,530	—	—	—	27,823

	360,842	79,310	76,794	—	—	—	516,946

Operating income	40,784	12,165	14,054	—	—	—	67,003

Other income
Allowance for equity funds used during construction	1,638	109	68	—	—	—	1,815
Equity in earnings of subsidiaries	16,292	—	—	—	—	(16,292)	—
Other, net	1,598	187	—	2,075	1,881	(4,164)	1,577

	19,528	296	68	2,075	1,881	(20,456)	3,392

Income before interest and other charges	60,312	12,461	14,122	2,075	1,881	(20,456)	70,395

Interest and other charges
Interest on long-term debt	12,243	3,651	4,409	—	—	—	20,303
Amortization of net bond premium and expense	640	165	202	—	—	—	1,007
Other interest charges	3,434	949	664	—	—	(4,164)	883
Allowance for borrowed funds used during construction	(754)	(59)	(30)	—	—	—	(843)
Preferred stock dividends of subsidiaries	—	—	—	—	—	458	458
Preferred securities distributions of trust subsidiaries	—	—	—	—	—	3,838	3,838

	15,563	4,706	5,245	—	—	132	25,646

Income before preferred stock dividends of HECO	44,749	7,755	8,877	2,075	1,881	(20,588)	44,749
Preferred stock dividends of HECO	540	267	191	2,013	1,825	(4,296)	540

Net income for common stock	$44,209	7,488	8,686	62	56	(16,292)	$44,209

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating statement of retained earnings (unaudited)

	Six months ended June 30, 2002
(in thousands)	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and eliminations	HECO consolidated

Retained earnings, beginning of period	$495,961	65,690	78,182	—	—	(143,872)	$495,961
Net income for common stock	44,209	7,488	8,686	62	56	(16,292)	44,209
Common stock dividends	(19,413)	(2,562)	(4,251)	(62)	(56)	6,931	(19,413)

Retained earnings, end of period	$520,757	70,616	82,617	—	—	(153,233)	$520,757

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating statement of cash flows (unaudited)

	Six months ended June 30, 2003
(in thousands)	HECO	HELCO	MECO	RHI	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and elimina- tions	HECO consoli- dated
Cash flows from operating activities
Income before preferred stock dividends of HECO	$36,752	7,109	9,418	(64)	2,075	1,881	(20,419)	$36,752
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
Equity in earnings	(16,123)	—	—	—	—	—	16,123	—
Common stock dividends received from subsidiaries	10,894	—	—	—	—	—	(10,894)	—
Depreciation of property, plant and equipment	33,559	10,114	11,572	—	—	—	—	55,245
Other amortization	2,031	379	1,801	—	—	—	—	4,211
Deferred income taxes	481	1,302	(395)	(41)	—	—	—	1,347
Tax credits, net	568	931	72	—	—	—	—	1,571
Allowance for equity funds used during construction	(1,703)	(88)	(186)	—	—	—	—	(1,977)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	177	(1,533)	(1,315)	—	—	—	(1,046)	(3,717)
Increase in accrued unbilled revenues	(209)	(71)	(23)	—	—	—	—	(303)
Decrease (increase) in fuel oil stock	(3,855)	85	378	—	—	—	—	(3,392)
Increase in materials and supplies	(1,750)	(200)	(929)	—	—	—	—	(2,879)
Decrease (increase) in regulatory assets	(376)	255	(1,288)	—	—	—	—	(1,409)
Increase (decrease) in accounts payable	3,068	(1,115)	(1,587)	—	—	—	—	366
Increase (decrease) in taxes accrued	(3,939)	(2,004)	676	—	—	—	—	(5,267)
Changes in other assets and liabilities	(3,060)	(2,943)	(140)	105	—	—	4,884	(1,154)

Net cash provided by operating activities	56,515	12,221	18,054	—	2,075	1,881	(11,352)	79,394

Cash flows from investing activities
Capital expenditures	(34,256)	(11,333)	(6,354)	—	—	—	—	(51,943)
Contributions in aid of construction	3,476	3,574	855	—	—	—	—	7,905
Investment in subsidiary	(1)	—	—	—	—	—	1	—
Advances to (repayments from) affiliates	(1,200)	—	3,000	—	—	—	(1,800)	—

Net cash used in investing activities	(31,981)	(7,759)	(2,499)	—	—	—	(1,799)	(44,038)

Cash flows from financing activities
Common stock dividends	(28,532)	(4,293)	(6,483)	—	(62)	(56)	10,894	(28,532)
Preferred stock dividends	(540)	(267)	(191)	—	—	—	458	(540)
Preferred securities distributions of trust subsidiaries	—	—	—	—	(2,013)	(1,825)	—	(3,838)
Proceeds from issuance of long-term debt	41,252	25,837	—	—	—	—	—	67,089
Repayment of long-term debt	(40,000)	(26,000)	(8,000)	—	—	—	—	(74,000)
Proceeds from issuance of common stock	—	—	—	1	—	—	(1)	—
Net increase in short-term borrowings from affiliate with original maturities of three months or less	4,900	1,200	—	—	—	—	1,800	7,900
Other	(1,615)	(150)	(2)	—	—	—	—	(1,767)

Net cash used in financing activities	(24,535)	(3,673)	(14,676)	1	(2,075)	(1,881)	13,151	(33,688)

Net increase (decrease) in cash and equivalents	(1)	789	879	1	—	—	—	1,668
Cash and equivalents, beginning of period	9	4	1,713	—	—	—	—	1,726

Cash and equivalents, end of period	$8	793	2,592	1	—	—	—	$3,394

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating statement of cash flows (unaudited)

	Six months ended June 30, 2002
(in thousands)	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and elimina- tions	HECO consolidated
Cash flows from operating activities
Income before preferred stock dividends of HECO	$44,749	7,755	8,877	2,075	1,881	(20,588)	$44,749
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
Equity in earnings	(16,292)	—	—	—	—	16,292	—
Common stock dividends received from subsidiaries	6,931	—	—	—	—	(6,931)	—
Depreciation of property, plant and equipment	31,804	9,788	11,131	—	—	—	52,723
Other amortization	2,068	1,234	3,019	—	—	—	6,321
Deferred income taxes	1,611	(365)	(387)	—	—	—	859
Tax credits, net	483	751	145	—	—	—	1,379
Allowance for equity funds used during construction	(1,638)	(109)	(68)	—	—	—	(1,815)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	(2,456)	(463)	476	—	—	200	(2,243)
Increase in accrued unbilled revenues	(4,165)	(534)	(215)	—	—	—	(4,914)
Decrease (increase) in fuel oil stock	(2,063)	34	(2,645)	—	—	—	(4,674)
Increase in materials and supplies	(740)	(504)	(230)	—	—	—	(1,474)
Decrease (increase) in regulatory assets	(266)	233	(1,094)	—	—	—	(1,127)
Increase (decrease) in accounts payable	6,890	(2,603)	(221)	—	—	—	4,066
Decrease in taxes accrued	(15,241)	(2,227)	(3,025)	—	—	—	(20,493)
Changes in other assets and liabilities	(7,893)	(233)	(401)	—	—	3,638	(4,889)

Net cash provided by operating activities	43,782	12,757	15,362	2,075	1,881	(7,389)	68,468

Cash flows from investing activities
Capital expenditures	(35,416)	(8,969)	(5,775)	—	—	—	(50,160)
Contributions in aid of construction	2,849	1,954	640	—	—	—	5,443
Repayments from affiliates	(600)	—	(5,000)	—	—	5,600	—

Net cash used in investing activities	(33,167)	(7,015)	(10,135)	—	—	5,600	(44,717)

Cash flows from financing activities
Common stock dividends	(19,413)	(2,562)	(4,251)	(62)	(56)	6,931	(19,413)
Preferred stock dividends	(540)	(267)	(191)	—	—	458	(540)
Preferred securities distributions of trust subsidiaries	—	—	—	(2,013)	(1,825)	—	(3,838)
Proceeds from issuance of long-term debt	7,206	—	—	—	—	—	7,206
Repayment of long-term debt	—	(5,000)	—	—	—	—	(5,000)
Net increase in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	8,722	600	—	—	—	(5,600)	3,722
Other	(6,590)	209	(9)	—	—	—	(6,390)

Net cash used in financing activities	(10,615)	(7,020)	(4,451)	(2,075)	(1,881)	1,789	(24,253)

Net increase (decrease) in cash and equivalents	—	(1,278)	776	—	—	—	(502)
Cash and equivalents, beginning of period	9	1,282	567	—	—	—	1,858

Cash and equivalents, end of period	$9	4	1,343	—	—	—	$1,356

Item 2.   Management’s discussion and analysis of financial condition and results of operations

         The following discussion should be read in conjunction with the consolidated financial statements of HEI and HECO and accompanying notes.

RESULTS OF OPERATIONS

HEI Consolidated

	Three months ended
	June 30,		%	Primary reason(s) for
(in thousands, except per share amounts)	2003	2002	change	significant change*
Revenues	$448,756	$409,002	10	Increase for the electric utility and “other”segments, partly offset by a decrease for the bank segment
Operating income	61,453	70,626	(13)	Decreases for the electric utility and bank segments, slightly offset by an increase for the “other”segment
Income (loss) from:
Continuing operations	$25,760	$31,458	(18)	Lower operating income, partly offset by lower interest expense due to lower interest rates and short-term borrowing balances
Discontinued operations	(3,870)	—	NM	HEIPC writedown of investment in CEPALCO by $5 million and increase in reserve for future expenses of $1 million (primarily for general and administrative expenses during the longer than expected disposal period) in the second quarter of 2003

Net income	$21,890	$31,458	(30)

Basic earnings per common share–
Continuing operations	$0.69	$0.87	(21)
Discontinued operations	(0.10)	—	NM

	$0.59	$0.87	(32)	See explanation for income above and weighted-average number of common shares outstanding below

Weighted-average number of common shares outstanding	37,195	36,189	3	Issuances of shares under the DRIP and other plans

	Six months ended
(in thousands, except per	june 30,		%	Primary reasons(s) for
share amounts)	2003	2002	Change	significant change *

Revenues	$873,392	$786,438	11	Increase for the electric utility and “other” segments, partly offset by a decrease for the bank segment
Operating income	120,541	135,230	(11)	Decreases for the electric utility and bank segments
Income (loss) from:
Continuing operations	$50,087	$58,330	(14)	Lower operating income, partly offset by lower interest expense due to lower interest rates and lower borrowing balances
Discontinued operations	(3,870)	—	NM	HEIPC writedown of investment in CEPALCO by $5 million and increase in reserve for future expenses of $1 million (primarily for general and administrative expenses during the longer than expected disposal period) in the second quarter of 2003

Net income	$46,217	$58,330	(21)

Basic earnings per common share–
Continuing operations	$1.35	$1.62	(17)
Discontinued operations	(0.10)	—	NM

	$1.25	$1.62	(23)	See explanation for income above and
				weighted-average number of common shares outstanding below
Weighted-average number of common shares outstanding	37,047	36,005	3	Issuances of shares under the DRIP and other plans

*	Also see segment discussions which follow.

NM     Not meaningful.

Economic conditions

         Because its core businesses are providing local electric utility and banking services, HEI’s operating results are significantly influenced by the strength of Hawaii’s economy, which in turn is influenced by economic conditions in the mainland U.S. (particularly California) and Asia (particularly Japan) as a result of the impact of those conditions on tourism.

         Hawaii’s economy is adapting to conflicting trends. The visitor industry is still weak due to constrained international travel demand. For the first half of 2003, total visitor arrivals were down 1.5%, but total visitor days, which incorporates length of stay, were up 5.6% compared to the same period last year. Domestic arrivals were up 2.8% but were offset by an 11.4% decline in the international market, particularly Japanese arrivals which were down 16.4% due to a weak Japanese economy, fear of terrorism, and concerns about severe acute respiratory syndrome (SARS). This softness in the visitor industry is countered by strength in key nontourism sectors, particularly construction, real estate and services. Historically low interest rates have continued to spur activity in the construction and real estate industries. In the first quarter of 2003, the contracting tax base (a measure of construction activity subject to the general excise tax) increased 22.8% and the number of construction jobs grew 9% over the first quarter of 2002. Total private building authorizations for the first quarter of 2003, an indicator of future construction activity, also increased 94.8% over the first quarter of 2002. In the first half of 2003, single family dwelling and condominium resale volumes on Oahu were up 9.0% and 31.2% respectively, while the median sales prices were up 12.2% and 16.8% respectively over the same period last year. Other growing sectors include professional and business services, federal government and educational services, with job count growth rates of 5.6%, 5.0% and 4.6%, respectively, in the first quarter of 2003 over the first quarter of 2002.

         Various general indicators demonstrate Hawaii’s underlying economic strength. Civilian employment and jobs both rose in the first quarter of 2003 over the same period last year, by 2.9% and 2.7%, respectively. Hawaii’s unemployment rate also remained relatively low in June 2003 at 4.4% compared to 6.5% for the U.S. State tax revenues, were up 1.3% for the first quarter of 2003 over the first quarter of 2002, led by a 15% increase in the general excise and use tax. And the most recently available Hawaii index of leading economic indicators (maintained by the State’s Department of Business, Economic Development and Tourism) was up in October 2002 for the ninth consecutive month, signaling improvement in economic conditions in the months ahead.

         Despite the lingering weakness in the tourism industry, Hawaii’s economy is expected to grow a moderate 2.0% after inflation in 2003 due to continued strength in key nontourism industries such as construction and real estate. This revised forecast by the State’s Department of Business, Economic Development and Tourism is slightly more optimistic than the 1.7% real growth rate forecasted in the previous quarter. Hawaii’s economic growth, however, will continue to be influenced by the rate of economic expansion in the mainland U.S. and Japan, and remains vulnerable to other uncertainties in the external environment, such as potential terrorist attacks on U.S. targets.

Dividends

         HEI and its predecessor company, HECO, have paid dividends continuously since 1901. On April 22, 2003, HEI’s Board maintained the quarterly dividend of $0.62 per common share. The payout ratio based on net income for 2002 and the first half of 2003 was 76% and 99% (dividend payout ratio of 76% and 92% based on income from continuing operations), respectively. HEI management believes HEI should achieve a 65% payout ratio before it considers increasing the common stock dividend above its current level.

Pension and other postretirement benefits

         Due to the sharp decline in U.S. equity markets from the third quarter of 2000 to the first quarter of 2003, the market value of assets held in trust to satisfy the obligations of the Company’s retirement benefit plans has decreased significantly. For 2002, 2001 and 2000, the realized and unrealized net losses on retirement benefit plan assets were $112 million, $96 million and $31 million, respectively. For the first six months of 2003, the retirement benefit plan assets generated a total return slightly above its 9% return assumption resulting in realized and unrealized net gains of approximately $55 million.

         Depending on the 2003 investment experience and status of interest rates, the Company, like many sponsors of defined benefit pension plans, could be required to recognize an additional minimum liability as prescribed by SFAS No. 87, “Employers’ Accounting for Pensions” at December 31, 2003. The liability would largely be recorded as a reduction to stockholders’ equity through a non-cash charge to accumulated other comprehensive income (AOCI), and would not affect net income for 2003. The additional minimum liability would also result in the removal of the prepaid pension asset ($70 million as of December 31, 2002) from the Company’s balance sheet.

         The amount of additional minimum liability and charge to AOCI, if any, to be recorded at December 31, 2003, could be material and will depend upon a number of factors, including the year-end discount rate assumption, asset returns experienced in 2003, any changes to actuarial assumptions or plan provisions, and contributions made by the Company to the plans during 2003. Although not required, the Company intends to make cash contributions to the retirement benefit plans of at least $24 million in 2003. In addition, retirement benefits expense and cash funding requirements could increase in future years depending on the performance of the U.S. equity markets and trends in interest rates. Retirement benefit expenses based on net periodic pension and other postretirement benefit costs that are related to utility operations have been an allowable expense for rate-making, and higher retirement benefit expenses, along with other factors, may affect the need to request an electric rate increase.

         Based on the market value of the retirement benefit plans’ assets as of December 31, 2002 of $665 million and assuming a return on plan assets of 9% in 2003, a range of 5.75% to 6.75% for the discount rate, and no further changes in assumptions or retirement benefit provisions, the Company’s, consolidated HECO’s and ASB’s charge to AOCI (net of tax benefits) at December 31, 2003 and retirement benefits expense (net of tax benefits) for 2004 are projected to be as follows:

	Discount rate
($ in millions)	5.75%	6.75%

Consolidated HEI
AOCI charge (net of tax benefits)	$100	$49
Retirement benefits expense (net of tax benefits)	18	12
Consolidated HECO
AOCI charge (net of tax benefits)	94	49
Retirement benefits expense (net of tax benefits)	13	8
ASB
AOCI charge (net of tax benefits)	4	—
Retirement benefits expense (net of tax benefits)	4	3

         The Company’s, consolidated HECO’s and ASB’s retirement benefits expenses (net of tax benefits) are estimated to be $12 million, $8 million and $3 million, respectively, for 2003 compared to retirement benefits income (net of taxes) of the Company and consolidated HECO of $4 million and $6 million, respectively, and retirement benefits expense (net of tax benefits) of ASB of $1 million for 2002.

         If the Company and consolidated HECO are required to record substantially greater charges to equity in the future than the charges that might be required under the assumptions described above, the Company’s and consolidated HECO’s financial ratios may deteriorate, which could result in security ratings downgrades and difficulty (or greater expense) in obtaining future financing. In addition, there may be possible financial covenant violations (although there are no advances currently outstanding under any credit facility subject to financial covenants) as certain bank lines of credit of the Company and HECO require that HECO maintain a minimum ratio of consolidated common equity to consolidated capitalization of 35% and that the Company and HECO maintain a consolidated net worth, exclusive of intangible assets, of at least $850 million and $825 million, respectively.

         Following is a general discussion of the results of operations by business segment.

Electric utility

	Three months ended
(dollars in thousands,	June 30,		%
except per barrel amounts)	2003	2002	change	Primary reasons(s) for significant change

Revenues	$354,529	$307,676	15	Higher fuel oil and purchased energy fuel costs ($45 million), the effects of which are generally passed on to customers, and 1.2% higher KWH sales ($4 million)
Expenses
Fuel oil	102,168	74,355	37	Higher fuel oil costs, partly offset by fewer KWHs generated
Purchased power	95,264	76,520	24	Higher fuel costs, more KWHs purchased and higher capacity payments
Other	114,512	105,848	8	Higher other operation expenses (including pension and other postretirement benefits), depreciation and taxes, other than income taxes
Operating income	42,585	50,953	(16)	Higher KWH sales, more than offset by higher capacity payments, other operation expenses, depreciation and taxes, other than income taxes
Net income	18,556	23,850	(22)	Lower operating income, partly offset by lower income taxes
Kilowatthour sales (millions)	2,407	2,379	1
Cooling degree days (Oahu)	1,283	1,253	2
Fuel oil cost per barrel	$38.76	$27.04	43

(dollars in thousands,	Six months ended June 30,		%
except per barrel amounts)	2003	2002	change	Primary reason(s) for significant change
Revenues	$683,441	$586,007	17	Higher fuel oil and purchased energy fuel costs ($88 million), the effects of which are generally passed on to customers, and 1.8% higher KWH sales ($12 million)
Expenses
Fuel oil	193,007	133,590	44	Higher fuel oil costs
Purchased power	180,618	153,621	18	Higher fuel costs, more KWHs purchased and higher capacity payments
Other	226,256	202,239	12	Higher other operation expenses (including pension and other postretirement benefits), depreciation and taxes, other than income taxes
Operating income	83,560	96,557	(13)	Higher KWH sales, more than offset by higher capacity payments, other operation expenses, depreciation and taxes, other than income taxes
Net income	36,212	44,209	(18)	Lower operating income, partly offset by lower income taxes
Kilowatthour sales (millions)	4,686	4,602	2
Cooling degree days
(Oahu)	2,111	2,072	2
Fuel oil cost per barrel	$37.36	$25.82	45

         Kilowatthour (KWH) sales in the second quarter and first half of 2003 increased 1.2% and 1.8%, respectively, from the same periods in 2002, primarily due to slightly warmer weather, increased commercial usage on the islands of Hawaii and Maui and increased residential usage due in part to the strong real estate market. KWH sales increases for the first half of 2003 over the first half of 2002 for HECO, HELCO, and MECO were 42 million KWHs, 24 million KWHs and 18 million KWHs, respectively. While all the electric utilities showed sales growth due in large part to strength in non-tourism sectors of the economy, KWH sales growth, particularly at HECO, was tempered by the impact on tourism of weakness in the Japanese economy and concerns over terrorism and SARS. Cooling degree days were 2% higher in the first half of 2003 compared with the first half of 2002.

         Electric utility operating income for the second quarter of 2003 decreased 16% from the second quarter of 2002, primarily due to higher purchase power capacity, other operation and depreciation expenses, which more than offset the impact of higher KWH sales. Higher purchase power capacity expenses were due to higher availability of IPP generating units. Other operation expense increased 18% primarily due to higher pension and other postretirement benefits expense, and higher property insurance premiums (approximately $0.8 million in the second quarter of 2003 versus $0.5 million in the same period in 2002) and environmental expenses (including a $1.5 million non-recurring adjustment of emission fees). Pension and other postretirement benefit expenses for the electric utilities increased $6.3 million over the same period in 2002 ($3.4 million expense in the second quarter of 2003 versus a $2.9 million credit in the second quarter of 2002), partly due to revised assumptions (decreasing the discount rate 50 basis points to 6.75% and the long-term rate of return on assets 100 basis points to 9.0% as of December 31, 2002 compared to December 31, 2001) and the effect of the stock market decline on the performance of the assets held in trust to satisfy the obligations of the retirement benefit plans. In addition to higher premiums, property insurers have introduced new exclusions or limitations on coverage for claims related to certain perils including, but not limited to, mold and terrorism. While not significant for the second quarter of 2003, the Company expects to continue to incur additional costs for security at its facilities and to comply with the requirements of the Sarbanes-Oxley Act of 2002. Higher depreciation expense was attributable to plant placed in service in 2002.

         Electric utility operating income for the first half of 2003 decreased 13% from the first half of 2002, primarily due to higher purchase power capacity, other operation and depreciation expenses, which more than offset by the impact of higher KWH sales. Higher purchase power capacity expenses are due to higher availability of IPP generating units. Other operation expense increased 25% primarily due to higher retirement benefits expense, and higher property insurance premiums (approximately $1.6 million in the first half of 2003 versus $0.9 million in the same period in 2002) and environmental expenses. Pension and other postretirement benefit expenses for the electric utilities increased $12.7 million over the same period in 2002 ($7.0 million expense in the first half of 2003 versus a $5.7 million credit in the first half of 2002), partly due to revised assumptions and the effect of the stock market decline on the performance of the assets held in trust to satisfy the obligations of the retirement benefit plans. Higher depreciation expense was attributable to plant placed in service in 2002.

Competition

         The electric utility industry in Hawaii has become increasingly competitive. Although several IPPs have established power purchase agreements with the electric utilities, competition in the generation sector in Hawaii has been moderated by the scarcity of generation sites, various permitting processes and lack of interconnections to other electric utilities. Customer self-generation, with or without cogeneration, is a continuing competitive factor. Historically, HECO and its subsidiaries have been able to compete by offering customers economic alternatives that, among other things, employ energy efficient electrotechnologies such as the heat pump water heater. However, the number of customer self-generation projects that are being proposed or installed in Hawaii, particularly those involving combined heat and power (CHP) systems, is growing. CHP systems are a form of distributed generation (DG), and produce electricity and thermal energy from gas, propane or diesel-fired engines. In Hawaii, the thermal energy generally is used to heat water and, through an absorption chiller, drive an air conditioning system. The electric energy generated by these systems is usually lower in output than the customer’s load, which results in continued connection to the utility grid to make up the difference in electricity demand and to provide back up electricity.

         The electric utilities have initiated several demonstration projects and other activities, including a small customer-owned CHP demonstration project on Maui, to provide on-going evaluation of DG. The electric utilities also have made a limited number of proposals to customers to install and operate utility-owned CHP systems at the customers’ sites. Any contracts resulting from the proposals would be subject to PUC approval. The electric utilities are in the planning stage to expand their offering of CHP systems to their commercial customers as part of their regulated electric utility service. Incremental generation from such customer-sited CHP systems, and other DG, is expected to complement traditional central station power, as part of the electric utilities’ plans to serve their forecast load growth. The offering of CHP systems would be subject to PUC review and approval. To facilitate such an offering, the electric utilities signed a teaming agreement, in early 2003, with a manufacturer of packaged CHP systems, but the teaming agreement does not commit the electric utilities to make any CHP system purchases.

         The electric utilities have informed the PUC that they intend to file an application for approval of a CHP tariff, under which they would provide CHP services to eligible commercial customers. Under the tariff, the electric utilities would own, operate and maintain customer-sited, packaged CHP systems (and certain ancillary equipment used to convert waste heat to chilled or heated water) pursuant to a standard form of contract with the customer. Pending approval of a CHP tariff, the electric utilities plan to request approval for individual CHP projects.

         In addition, three vendors of DG/CHP equipment and services have proposed, in an informal complaint to the PUC, that the PUC open a proceeding to investigate the electric utilities’ provision of CHP services and the teaming agreement with another vendor, and to issue rules or orders to govern the terms and conditions under which the electric utilities will be permitted to engage in utility-owned DG at individual customer sites. On August 5, 2003, the electric utilities responded to the informal complaint, and to information requests from the PUC on the CHP demonstration project and teaming agreement.

         As a result, issues relating to the electric utilities’ plans to offer CHP services to commercial customers are expected to be examined by the PUC either in a proceeding initiated by the filing of a CHP tariff or contract, or in a generic proceeding initiated by the PUC.

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

         In January 2000, the PUC submitted to the legislature a status report on its investigation of competition. The report stated that competitive bidding for new power supplies (i.e., wholesale generation competition) is a logical first step to encourage competition in Hawaii’s electric industry and that the PUC plans to proceed with an examination of the feasibility of competitive bidding and to review specific policies to encourage renewable energy resources in the power generation mix. The report states that “further steps” by the PUC “will involve the development of specific policies to encourage wholesale competition and the continuing examination of other areas suitable for the development of competition.” HECO is unable to predict the ultimate outcome of the proceeding, which of the proposals (if any) advanced in the proceeding will be implemented or whether the parties will seek and obtain state legislative action on their proposals (in addition to the legislation described below under “Legislation”).

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

         At June 30, 2003, HECO and its subsidiaries had recognized $16 million of revenues under interim orders which allowed them to recover certain integrated resource planning costs they incurred since 1995, which revenues are subject to refund, with interest, to the extent they exceed the amounts that are allowed in final orders. The Consumer Advocate has objected to the recovery of $2.4 million (before interest) of the $10 million of incremental costs incurred during 1995 through 2001.

         Management cannot predict with certainty when D&Os in future rate cases will be rendered or the amount of any interim or final rate increase that may be granted. There are no rate cases pending at this time. HECO, however, has committed to file a rate increase application using a 2003 or 2004 test year.

         The rate schedules of the electric utility subsidiaries include energy cost adjustment clauses (ECAC) under which electric rates charged to customers are automatically adjusted for changes in the weighted-average cost of fuel oil and certain energy components of purchased power, and the mix of energy sources used in company-generated power and purchased power. Purchased power capacity payments are included in the determination of base rates and are not a part of the ECAC. The company generation component in the ECAC includes an efficiency factor that is determined and fixed in a rate case proceeding. Expenses that are incurred by the utility because its fuel efficiency is worse than the fixed efficiency level cannot be passed on to customers. If the utility’s efficiency is better than the fixed efficiency level, however, it keeps the savings associated with the higher efficiency. In 1997 PUC decisions approving the electric utilities’ fuel supply contracts, the PUC noted that, in light of the length of the fuel supply contracts and the relative stability of fuel prices, the need for continued use of energy cost adjustment clauses would be the subject of investigation in a generic docket or in a future rate case. The electric utility subsidiaries believe that the energy cost adjustment clauses continue to be necessary. These clauses were continued in the most recent HELCO and MECO rate cases (final D&O’s issued in February 2001 and April 1999, respectively).

         Consultants periodically conduct depreciation studies for the electric utilities to determine whether the existing approved rates and methods used to calculate depreciation accruals are appropriate for the production, transmission, distribution and general plant accounts. If it is determined that the existing rates and methods are no longer appropriate, changes to those rates are recommended as part of the study. In October 2002, HECO filed an application with the PUC for approval to change its depreciation rates and to change to vintage amortization accounting for selected plant accounts, which changes would have amounted to an approximate $4.2 million, or 6.3%, increase in depreciation expense based on a study of depreciation expense for 2000. In its application, HECO requested that the effective date of the proposed changes coincide with the effective date of the rates established in HECO’s next rate case proceeding so that HECO’s financial results would not be negatively impacted by the depreciation rates and method ultimately approved by the PUC. In July 2003, the Consumer Advocate submitted its direct testimony and recommended depreciation expense approximately $31.8 million, or 45%, less than HECO’s requested $70.8 million in annual depreciation expense. HECO’s rebuttal testimony is scheduled to be submitted in late August 2003.

Most recent rate requests

         HEI’s electric utility subsidiaries initiate PUC proceedings from time to time to request electric rate increases to cover rising operating costs (e.g., the cost of purchased power) and the cost of plant and equipment, including the cost of new capital projects to maintain and improve service reliability. As of August 1, 2003, the return on average common equity (ROACE) found by the PUC to be reasonable in the most recent final rate decision for each utility was 11.40% for HECO (D&O issued on December 11, 1995, based on a 1995 test year), 11.50% for HELCO (D&O issued on February 8, 2001, based on a 2000 test year) and 10.94% for MECO (amended D&O issued on April 6, 1999, based on a 1999 test year). For 2002, the actual ROACEs (calculated under the rate-making method and reported to the PUC) for HECO, HELCO and MECO were 11.33%, 7.52% and 10.30%, respectively. For the twelve months ended June 30, 2003, the actual ROACEs for HECO, HELCO and MECO were 9.79%, 7.02% and 10.42%, respectively.

         As of August 1, 2003, the return on average rate base (ROR) found by the PUC to be reasonable in the most recent final rate decision for each utility was 9.16% for HECO, 9.14% for HELCO and 8.83% for MECO (D&Os noted above). For 2002, the actual RORs (calculated under the rate-making method and reported to the PUC) for HECO, HELCO and MECO were 8.94%, 9.15% and 8.83%, respectively. For the twelve months ended June 30, 2003, the actual RORs for HECO, HELCO and MECO were 8.19%, 9.09% and 8.94%, respectively.

Hawaiian Electric Company, Inc.  HECO has not initiated a rate case for several years, but in 2001 it committed to initiate a rate case within three years, using a 2003 or 2004 test year, as part of the agreements described below. HECO has requested that the commitment be extended by 12 months, with the result that the rate case would be initiated approximately 12 months later, using a 2005 test year. See “Other regulatory matters, Demand-side management programs – agreements with the Consumer Advocate.”

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

         Shareholder incentives are accrued currently and collected retrospectively based on the programs’ actual levels of participation for the prior year. Beginning in 2001, shareholder incentives collected became subject to retroactive adjustment based on the results of impact evaluation reports, similar to the adjustment process for lost margins.

Demand-side management programs – agreements with the Consumer Advocate.  In October 2001, HECO and the Consumer Advocate finalized agreements, subject to PUC approval, under which HECO’s three commercial and industrial DSM programs and two residential DSM programs would be continued until HECO’s next rate case, which, under the agreements, HECO committed to file using a 2003 or 2004 test year and following the PUC’s rules for determining the test year. The PUC rules require that an application be filed between July and December 2003 in order to use a 2004 test year. The agreements for the temporary continuation of HECO’s existing DSM programs were in lieu of HECO continuing to seek approval of new 5-year DSM programs. Any DSM programs to be in place after HECO’s next rate case will be determined as part of the case. Under the agreements, HECO will cap the recovery of lost margins and shareholder incentives if such recovery would cause HECO to exceed its current authorized return on rate base. HECO also agreed it will not pursue the continuation of lost margins recovery and shareholder incentives through a surcharge mechanism in future rate cases. Consistent with the HECO agreements, in October 2001, HELCO and MECO reached agreements with the Consumer Advocate and filed requests to continue their four existing DSM programs. In November 2001, the PUC issued orders (one of which was later amended) that, subject to certain reporting requirements and other conditions, approved (1) the agreements regarding the temporary continuation of HECO’s five existing DSM programs until HECO’s next rate case and (2) the agreements regarding the temporary continuation of HELCO’s and MECO’s DSM programs until one year after the PUC makes a revenue requirements determination in HECO’s next rate case. Under the orders, however, HELCO and MECO are allowed to recover only lost margins and shareholder incentives accrued through the date that interim rates are established in HECO’s next rate case, but may request to extend the time of such accrual and recovery for up to one additional year. In 2002, MECO’s revenues from shareholder incentives were $0.7 million lower than the amount that would have been recorded if MECO had not agreed to cap such incentives when its authorized return on rate base was exceeded. Also in 2002, HELCO slightly exceeded its authorized return on rate base resulting in a reduction to shareholders incentives of approximately $31,000, which HELCO recorded in January 2003. In 2002, HECO did not exceed its authorized return on rate base.

         With respect to HECO’s agreement with the Consumer Advocate regarding HECO’s three commercial and industrial DSM programs, the parties agreed on August 7, 2003, subject to PUC approval, to a delay in the filing of HECO’s next rate case by approximately 12 months, with the result that the rate case would be filed using a 2005 test year. HECO has proposed a similar agreement with respect to its two residential DSM programs, but the second agreement has not been finalized since there are two other parties in addition to HECO and the Consumer Advocate with whom the agreement must be discussed. The other components of the existing agreements, as approved by the PUC, would be continued under the proposed new agreements.

Nonutility generation

         See “Nonutility generation” in note (4) in HECO’s “Notes to consolidated financial statements.”

Collective bargaining agreements

         The current collective bargaining agreements of HECO, HELCO and MECO with Local 1260 of the IBEW, AFL-CIO, for Unit 8 expire on October 31, 2003. Contract negotiations are expected to commence in late August 2003. Unit 8 represents 55% of HECO employees, 73% of HELCO employees and 71% of MECO employees. Should the IBEW not reach agreements with HECO, HELCO and MECO in a timely manner upon the expiration of the existing agreements, HECO and its subsidiaries’ results of operations could be adversely affected.

Legislation

         Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the utilities and their customers. The 2003 Hawaii legislature considered measures that would undertake a comprehensive audit of Hawaii’s electric utility regulatory policies, energy policies and support for reducing Hawaii’s dependence on imported petroleum for electrical generation, and a measure to remove the cap on the amount of net energy metering the utilities would be required to make available to eligible customers. These measures were not enacted into law. The legislature did, however, pass a more restricted bill calling for a management audit of the PUC. Also, the legislature passed a law, which took effect on July 1, 2003, that required employers who have at least 100 employees to allow their employees to use up to 10 days of their compensated sick leave per year to care for a sick family member. On June 26, 2003, the Governor signed into law the Hawaii State tax credit for renewable energy, which extends the existing tax credit of 35% of the cost of residential solar water heating (up to $1,750) until at least 2008.

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

         The electric utilities currently support renewable sources in various ways, including their solar water heating and heat pump programs and their purchased power contracts with nonutility generators using renewable sources (e.g., refuse-fired, geothermal, hydroelectric and wind turbine generating systems). The electric utilities continue to initiate and support many renewable energy research and development projects to help develop these technologies (e.g., photovoltaic projects). They are also conducting integrated resource planning to evaluate the use of more renewables and, in December 2002, HECO formed a subsidiary, Renewable Hawaii, Inc., to invest in renewable energy projects. In May 2003, Renewable Hawaii, Inc. (RHI) solicited competitive proposals (due August 22, 2003) for investment opportunities in projects (1 MW or larger) to supply renewable energy on the island of Oahu. RHI is seeking to take a passive, minority interest in such projects to help stimulate the addition of cost-effective, commercially viable renewable energy generation in the state of Hawaii. About 6.8% of electricity sales for 2002 were from renewable resources (as defined under the renewable portfolio standard law). Despite their efforts, the electric utilities believe it may be difficult to increase this percentage to the percentages targeted in the 2001 Hawaii legislation, particularly if sales of electricity increase in future years as projected. Thus, at this time, management cannot predict the impact of this law or of other proposed congressional and Hawaii legislation on the utilities or their customers.

Bank

	Three months ended June 30,		%
(in thousands)	2003	2002	change	Primary reason(s) for significant change

Revenues	$92,703	$102,069	(9)	Lower interest income (resulting from lower weighted-average yields, partly offset by the impact of higher average balances), partly offset by higher gain on sale of securities
Operating income	22,361	24,369	(8)	Lower net interest income and higher general and administrative expenses, partly offset by a lower provision for loan losses and higher gain on sale of securities
Net income	13,494	14,812	(9)	Lower operating income
Interest rate spread	3.02%	3.31%	(9)	98 basis points decrease in the weighted-average yield on interest-earning assets, partly offset by a 69 basis points decrease in the weighted-average rate on interest-bearing liabilities

	Six months ended June 30,		%
(in thousands)	2003	2002	change	Primary reason(s) for significant change

Revenues	$187,805	$200,911	(7)	Lower interest income (primarily due to lower loan and mortgage-related securities weighted-average yields, partly offset by the impact of higher average balances), partly offset by higher gain on sale of securities
Operating income	44,787	46,540	(4)	Lower net interest income and higher general and administrative expenses, partly offset by a lower provision for loan losses and higher gain on sale of securities
Net income	27,002	28,163	(4)	Lower operating income
Interest rate spread	3.08%	3.29%	(6)	80 basis points decrease in the weighted-average yield on interest-earning assets, partly offset by a 59 basis points decrease in the weighted-average rate on interest-bearing liabilities

         Earnings of ASB depend primarily on net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. At June 30, 2003, ASB’s loan portfolio mix consisted of 78% residential loans, 9% business loans, 7% consumer loans and 6% commercial real estate loans. At December 31, 2002, ASB’s loan portfolio mix consisted of 78% residential loans, 8% business loans, 8% consumer loans and 6% commercial real estate loans. ASB’s mortgage-related securities portfolio consists primarily of shorter duration assets and is affected by market interest rates and demand. High prepayments could adversely impact the yield of the mortgage-related securities portfolio.

Deposits continue to be the largest source of funds and are affected by market interest rates, competition and management’s responses to these factors. Advances from the FHLB of Seattle and securities sold under agreements to repurchase continue to be significant sources of funds. At June 30, 2003, ASB’s costing liabilities consisted of 46% core deposits, 21% term certificates and 33% FHLB advances and other borrowings. At December 31, 2002, ASB’s costing liabilities consisted of 45% core deposits, 22% term certificates and 33% FHLB advances and other borrowings. Other factors affecting ASB’s operating results include gains or losses on sales of securities available for sale, fee income, provision for loan losses, writedown of mortgage servicing rights and expenses from operations.

         Low interest rates and high mortgage refinancing volume have put pressure on ASB’s interest rate spread as the loan and mortgage-related securities portfolios reprice lower while deposit rates are already at low levels that are difficult to reduce further without loss of deposits. Although long-term interest rates have started to increase from their low in June 2003, ASB does not foresee any significant impact to the yields on its loans and mortgage-related securities for approximately 60 to 90 days due to lags inherent in the processing and closing of mortgage loan applications. Although higher long-term interest rates could reduce the market value of mortgage-related securities and reduce stockholder’s equity through a balance sheet charge to AOCI; this reduction in market value of mortgage-related securities would not result in a charge to net income in the absence of an “other-than-temporary” impairment in the value of the securities. At June 30, 2003, the unrealized gain, net of taxes, on available-for-sale mortgage-related securities (including securities pledged for repurchase agreements) in AOCI was $23 million. At July 31, 2003, the unrealized loss in AOCI on such securities, net of tax benefits, was $10 million, or a difference of $33 million compared to June 30, 2003. The decrease in value was due to increased interest rates and did not have an income statement impact on the results of operations for the month ended July 31, 2003 because management believes the unrealized loss at that date is temporary. See “Item 3. Quantitative and qualitative disclosures about market risk.”

         The following table sets forth average balances, interest and dividend income, interest expense and weighted-average yields earned and rates paid, for certain categories of interest-earn

	Three months ended June 30,			Six months ended June 30,
($ in thousands)	2003	2002	Change	2003	2002	Change
Loans receivable
Average balances [1]	$3,058,597	$2,798,703	$259,894	$3,025,417	$2,810,500	$214,917
Interest income [2]	50,425	50,468	(43)	100,898	102,090	(1,192)
Weighted-average yield (%)	6.59	7.21	(0.62)	6.67	7.26	(0.59)
Mortgage-related securities
Average balances	$2,730,816	$2,717,915	$12,901	$2,714,992	$2,563,699	$151,293
Interest income	26,023	36,325	(10,302)	55,300	68,131	(12,831)
Weighted-average yield (%)	3.81	5.35	(1.54)	4.07	5.32	(1.25)
Investments [3]
Average balances	$219,609	$231,133	$(11,524)	$202,237	$276,509	$(74,272)
Interest and dividend income	1,551	1,873	(322)	3,308	4,099	(791)
Weighted-average yield (%)	2.82	3.24	(0.42)	3.29	2.97	0.32
Total interest-earning assets
Average balances	$6,009,022	$5,747,751	$261,271	$5,942,646	$5,650,708	$291,938
Interest and dividend income	77,999	88,666	(10,667)	159,506	174,320	(14,814)
Weighted-average yield (%)	5.19	6.17	(0.98)	5.37	6.17	(0.80)
Deposit liabilities
Average balances	$3,850,430	$3,706,115	$144,315	$3,823,441	$3,677,567	$145,874
Interest expense	13,653	19,325	(5,672)	28,083	39,498	(11,415)
Weighted-average rate (%)	1.42	2.09	(0.67)	1.48	2.17	(0.69)
Borrowings
Average balances	$1,896,740	$1,807,817	$88,923	$1,850,394	$1,740,433	$109,961
Interest expense	17,483	20,052	(2,569)	36,390	37,995	(1,605)
Weighted-average rate (%)	3.69	4.44	(0.75)	3.96	4.39	(0.43)
Total interest-bearing liabilities
Average balances	$5,747,170	$5,513,932	$233,238	$5,673,835	$5,418,000	$255,835
Interest expense	31,136	39,377	(8,241)	64,473	77,493	(13,020)
Weighted-average rate (%)	2.17	2.86	(0.69)	2.29	2.88	(0.59)
Net balance, net interest income and interest rate spread
Net balance	$261,852	$233,819	$28,033	$268,811	$232,708	$36,103
Net interest income	46,863	49,289	(2,426)	95,033	96,827	(1,794)
Interest rate spread (%)	3.02	3.31	(0.29)	3.08	3.29	(0.21)

ing assets and interest-bearing liabilities for the periods indicated.

[1]	Includes nonaccrual loans.

[2]	Includes interest accrued prior to suspension of interest accrual on nonaccrual loans and loan fees of $2.1 million and $0.9 million for the three months ended June 30, 2003 and 2002, respectively, and $3.7 million and $1.8 million for the six months ended June 30, 2003 and 2002, respectively.

[3]	Includes stock in the FHLB of Seattle.

Three months ended June 30, 2003

         Net interest income before provision for losses for the quarter ended June 30, 2003 decreased by $2.4 million, or 4.9%, from the same period in 2002. Net interest spread decreased from 3.31% for the quarter ended June 30, 2002 to 3.02% for the quarter ended June 30, 2003 as ASB’s yield on interest-earning assets decreased faster than the cost of interest-bearing liabilities. The 9.3% increase in the average loan portfolio balance was due primarily to an increase in the residential loan portfolio as the strong Hawaii real estate market and low interest rates have resulted in increased affordability of housing for consumers and higher loan refinancings. The 3.9% increase in average deposit balances was in core deposit balances. Other borrowings increased by 4.9% to fund the increase in the residential loan portfolio and to fund ASB’s security purchases.

         The provision for loan losses for the quarter ended June 30, 2003 was $2.0 million lower than the quarter ended June 30, 2002 as delinquencies have been below historical norms.

         Other income for the quarter ended June 30, 2003 increased by $1.3 million, or 9.7%, over the same period in 2002. Fee income from other financial services increased by $0.9 million for the quarter ended June 30, 2003 compared to the same period in 2002 due to higher fee income from debit and ATM cards resulting from ASB’s expansion of its debit card base and its introduction of new ATM services. Gains on sales of mortgage-related securities for the quarter ended June 30, 2003 increased by $1.4 million compared to the same period in 2002 as ASB sold securities to manage the prepayment risk in its mortgage-related securities portfolio.

         General and administrative expenses for the quarter ended June 30, 2003 increased by $2.9 million, or 8.1%, over the same period in 2002. Compensation and employee benefits for the quarter ended June 30, 2003 was $1.4 million higher than the same period in 2002 primarily due to the increased staffing levels that have resulted from implementation of its strategic transformation from a retail thrift to a full-service community bank.

Six months ended June 30, 2003

         Net interest income before provision for losses for the six months ended June 30, 2003 decreased by $1.8 million, or 1.9%, from the same period in 2002. Net interest spread decreased from 3.29% for the six months ended June 30, 2002 to 3.08% for the six months ended June 30, 2003 as ASB’s yield on interest-earning assets decreased faster than the cost of interest-bearing liabilities. The 7.6% increase in the average loan portfolio balance was due primarily to an increase in the residential loan portfolio. The 5.9% increase in the average mortgage-related securities portfolio was due to the reinvestment of excess cash in mortgage-related securities. The 4.0% increase in average deposit balances was in core deposit balances. Other borrowings increased by 6.3% to fund the increase in the residential loan portfolio and to fund ASB’s security purchases.

         The provision for loan losses for the first six months of 2003 was $4.3 million lower than the first six months of 2002 as delinquencies have been below historical norms. As of June 30, 2003, ASB’s allowance for loan losses was 1.50% of average loans outstanding, compared to 1.63% as of June 30, 2002. The following table presents the changes in the allowance for loan losses for the periods indicated.

Six months ended June 30	2003	2002
(in thousands)
Allowance for loan losses, January 1	$45,435	$42,224
Provision for loan losses	2,175	6,500
Net charge-offs	(2,156)	(3,046)

Allowance for loan losses, June 30	$45,454	$45,678

         Other income for the six months ended June 30, 2003 increased by $1.7 million, or 6.4%, over the same period in 2002. Fee income from other financial services increased by $2.0 million for the six months ended June 30, 2003 compared to the same period in 2002 due to higher fee income from debit and ATM cards resulting from ASB’s expansion of its debit card base and its introduction of new ATM services. Fee income on loans serviced for others, net, for the six months ended June 30, 2003 decreased by $2.0 million compared to the same period in 2002 as the bank recorded $0.9 million higher writedowns of its mortgage servicing rights and $0.6 million higher amortization of its mortgage servicing rights primarily due to faster prepayments on its servicing portfolio. Gains on sales of mortgage-related securities for the six months ended June 30, 2003 increased by $2.1 million compared to the same period in 2002 as ASB sold securities to manage the prepayment risk in its mortgage-related securities portfolio.

         General and administrative expenses for the six months ended June 30, 2003 increased by $6.0 million, or 8.5%, over the same period in 2002. Compensation and employee benefits for the six months ended June 30, 2003 was $3.5 million higher than the same period in 2002 primarily due to the increased staffing levels. Consulting expenses for the six months ended June 30, 2003 increased by $1.4 million over the six months ended June 30, 2002. These expenses increased as ASB continued implementation of its strategic transformation from a retail thrift to a full-service community bank.

         ASB continues to manage the volatility of its net interest income by managing the relationship of interest-sensitive assets to interest-sensitive liabilities. To accomplish this, ASB management uses simulation analysis to monitor and measure the relationship between the balances and repayment and repricing characteristics of interest-

sensitive assets and liabilities. Specifically, simulation analysis is used to measure net interest income and net market value fluctuations in various interest-rate scenarios. See “Item 3. Quantitative and qualitative disclosures about market risk.” In order to manage its interest-rate risk profile, ASB has utilized the following strategies: (1) increasing the level of low-cost core deposits; (2) originating relatively short-term or variable-rate business banking and commercial real estate loans; (3) investing in mortgage-related securities with short average lives; and (4) taking advantage of the lower interest-rate environment by lengthening the maturities of interest-bearing liabilities. The shape of the yield curve and the difference between the short-term and long-term rates are also factors affecting profitability. For example, if a long-term fixed rate earning asset were funded by a short-term costing liability, the interest rate spread would be higher in a “steep” yield curve than a “flat” yield curve interest-rate environment.

         In response to pressure on interest rate spreads as a result of the low interest rate environment, ASB restructured a total of $389 million of FHLB advances during the second quarter of 2003. See “Restructuring of Federal Home Loan Bank Advances” in note (4) of HEI’s notes to consolidated financial statements. The restructuring will result in a reduction of interest expense on these FHLB advances for 2003, which will partially offset the reduction in interest income that ASB has been experiencing.

         In March 1998, ASB formed a subsidiary, ASB Realty Corporation, which elects to be taxed as a real estate investment trust. This reorganization has reduced Hawaii bank franchise taxes, net of federal income taxes, of HEIDI and ASB by $2 million for the six months ended June 30, 2003 and $17 million for prior years. This reduction has resulted from ASB taking a dividends received deduction on the dividends paid to it by ASB Realty Corporation. ASB is currently appealing to the Hawaii Tax Appeal Court a decision of the State Board of Review, First Taxation District, disallowing this deduction. See “ASB Realty Corporation” in note (4) of HEI’s notes to consolidated financial statements.

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

Other

	Three months ended June 30,		%
(in thousands)	2003	2002	change	Primary reason(s) for significant change
Revenues	$1,524	$(743)	NM	No writedown of income notes and a $0.7 million gain on interest rate swaps in the second quarter of 2003 compared to a writedown of income notes of $1.0 million and a $0.2 million loss on interest rate swaps in the second quarter of 2002
Operating loss	(3,493)	(4,696)	26	See explanation for revenues, partly offset by higher general and administrative expense (including stock option and retirement benefits expenses)

	Six months ended June 30,		%
(in thousands)	2003	2002	change	Primary reason(s) for significant change
Revenues	$2,146	$(480)	NM	No writedown of income notes and a $0.5 million gain on interest rate swaps in the first half of 2003 compared to a writedown of income notes of $1.9 million and a $0.1 million loss on interest rate swaps in the first half of 2002
Operating loss	(7,806)	(7,867)	1	See explanation for revenues, partly offset by higher general and administrative expense (including stock option and retirement benefits expenses)

NM   Not meaningful.

         The “other” business segment includes results of operations of HEI Investments, Inc., a company primarily holding investments in leveraged leases (excluding foreign investments reported in discontinued operations); Pacific Energy Conservation Services, Inc., a contract services company primarily providing windfarm operational and maintenance services to an affiliated electric utility; ProVision Technologies, Inc., a company formed to sell, install, operate and maintain on-site power generation equipment and auxiliary appliances in Hawaii and the Pacific Rim, the stock of which was sold for a nominal loss in July 2003; HEI Properties, Inc., a company currently holding passive investments; Hawaiian Electric Industries Capital Trust I, HEI Preferred Funding, LP and Hycap Management, Inc., financing entities formed to effect the issuance of 8.36% Trust Originated Preferred Securities; TOOTS, a maritime freight transportation company that ceased operations in 1999; other inactive subsidiaries; HEI and HEIDI, holding companies; and eliminations of intercompany transactions.

Discontinued operations

         In the second quarter of 2003, HEIPC wrote down its remaining Philippines investment from $7 million to $2 million and increased its reserve for future expenses by $1 million, resulting in a $4 million after tax reduction of HEI’s net income for the quarter. See note (5) in HEI’s “Notes to consolidated financial statements.”

Contingencies

         See note (8) in HEI’s “Notes to consolidated financial statements.”

Recent accounting pronouncements and interpretations

         See note (7) and note (6) in HEI’s and HECO’s respective “Notes to consolidated financial statements.”

FINANCIAL CONDITION

Liquidity and capital resources

         HEI and HECO believe that their ability to generate cash, both internally primarily from electric utility and (in the case of HEI) banking operations and externally from issuances of equity and debt securities, commercial paper and bank borrowings, is adequate to maintain sufficient liquidity to fund construction programs and investments and to cover debt, retirement benefits and other cash requirements in the foreseeable future.

         The consolidated capital structure of HEI (excluding ASB’s deposit liabilities, securities sold under agreements to repurchase and advances from the FHLB of Seattle) was as follows:

(in millions)	June 30, 2003		December 31, 2002
Long-term debt	$1,064	45%	$1,106	46%
HEI- and HECO-obligated preferred securities of trust subsidiaries	200	9	200	9
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	1,061	45	1,046	44

	$2,359	100%	$2,386	100%

         As of August 1, 2003, the Standard & Poor’s (S&P) and Moody’s Investors Service’s (Moody’s) ratings of HEI and HECO securities were as follows:

	S&P	Moody’s
HEI
Commercial paper	A-2	P-2
Medium-term notes (senior unsecured)	BBB	Baa2
HEI-obligated preferred securities of trust subsidiary	BB+	Ba1
HECO
Commercial paper	A-2	P-2
Revenue bonds (senior unsecured, insured)	AAA	Aaa
HECO-obligated preferred securities of trust subsidiaries	BBB-	Baa2
Cumulative preferred stock (selected series)	NR	Baa3

NR  Not rated.

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

         On March 7, 2003, HEI sold $50 million of 4% notes, due March 7, 2008, and $50 million of 5.25% notes, due March 7, 2013 under its registered medium-term note program. The net proceeds from the sales were invested in short-term investments pending their ultimate application, along with other corporate funds, to repay $100 million of notes (which effectively bore interest at three-month LIBOR plus 376.5 basis points after taking into account two interest rate swaps entered into by HEI with Bank of America) at maturity on April 15, 2003. At June 30, 2003, an additional $200 million principal amount of notes were available for offering by HEI under the registered program.

         From time to time, HEI and HECO each utilizes short-term debt, principally commercial paper, to support normal operations and for other temporary requirements. HECO also borrows short-term from HEI from time to time. HEI had no commercial paper outstanding during the first six months of 2003. HECO had an average outstanding balance of commercial paper for the first six months of 2003 of $0.6 million, but no commercial paper outstanding at June 30, 2003. Management believes that if HEI’s and HECO’s commercial paper ratings were to be downgraded, they might not be able to sell commercial paper under current market conditions.

         At June 30, 2003, HEI and HECO maintained bank lines of credit totaling $70 million and $90 million, respectively (all maturing in 2004, except $10 million for HEI maturing in October 2003). These lines of credit are principally maintained by HEI and HECO to support the issuance of commercial paper and also may be drawn for general corporate purposes. Accordingly, the lines of credit are available for short-term liquidity in the event a rating agency downgrade were to reduce or eliminate access to the commercial paper markets. Lines of credit to HEI totaling $40 million contain provisions for revised pricing in the event of a ratings change (e.g., a ratings downgrade of HEI medium-term notes from BBB/Baa2 to BBB-/Baa3 by S&P and Moody’s, respectively, would result in a 25 to 50 basis points higher interest rate; a ratings upgrade from BBB/Baa2 to BBB+/Baa1 by S&P and Moody’s, respectively, would result in a 20 to 25 basis points lower interest rate). There are no such provisions in the other lines of credit available to HEI and HECO. Further, none of HEI’s or HECO’s line of credit agreements contain “material adverse change” clauses that would affect access to the lines of credit in the event of a ratings downgrade. At June 30, 2003, the lines were unused. To the extent deemed necessary, HEI and HECO anticipate arranging similar lines of credit as existing lines of credit mature.

         For the first six months of 2003, net cash provided by operating activities of consolidated HEI was $136 million. Net cash used in investing activities was $215 million, primarily due to ASB’s purchase of mortgage-related securities and origination and purchase of loans, net of repayments and sales of such securities, and HECO’s consolidated capital expenditures. Net cash provided by financing activities was $46 million as a result of several factors, including net increases in securities sold under agreements to repurchase and deposit liabilities and proceeds from the issuance of common stock, partly offset by a net decrease in advances from the FHLB and long-term debt and the payment of common stock dividends and trust preferred securities distributions.

         Forecast HEI consolidated “net cash used in investing activities” (excluding “investing” cash flows from ASB) for 2003 through 2007 consists primarily of the net capital expenditures of HECO and its subsidiaries. In addition to the funds required for the electric utilities’ construction program (see discussion below), approximately $0.3 billion will be required for 2003 through 2007 for maturities of HEI long-term debt, which is expected to be replaced primarily with medium-term notes.

         Following is a discussion of the liquidity and capital resources of HEI’s largest segments.

Electric utility

         HECO’s consolidated capital structure was as follows:

(in millions)	June 30, 2003		December 31, 2002
Short-term borrowings	$14	1%	$6	—%
Long-term debt	698	39	705	40
HECO-obligated preferred securities of trust subsidiaries	100	6	100	6
Preferred stock	34	2	34	2
Common stock equity	931	52	923	52

	$1,777	100%	$1,768	100%

         Operating activities provided $79 million in net cash during the first six months of 2003. Investing activities used net cash of $44 million for capital expenditures, net of contributions in aid of construction. Financing activities used net cash of $34 million, primarily due to the payment of $33 million in common and preferred dividends and preferred securities distributions and a $7 million net decrease in long-term debt, partly offset by a $8 million net increase in short term borrowings from HEI.

         In September 2002, the Department of Budget and Finance of the State of Hawaii issued, at a small discount, Series 2002A SPRB in the principal amount of $40 million with a maturity of 30 years and a fixed coupon interest rate of 5.10% (yield of 5.15%), and loaned the proceeds from the sale to HECO for its capital improvement projects. As of June 30, 2003, $15 million of proceeds from the Series 2002A sale of SPRB remain undrawn.

         On May 1, 2003, the Department of Budget and Finance of the State of Hawaii issued, at a small discount, Refunding Series 2003A SPRB in the aggregate principal amount of $14 million with a maturity of approximately 17 years and a fixed coupon interest rate of 4.75% (yield of 4.85%), and loaned the proceeds from the sale to HELCO. Also on May 1, 2003, the Department of Budget and Finance issued, at par, Refunding Series 2003B SPRB in the aggregate principal amount of $52 million with a maturity of approximately 20 years and a fixed coupon interest rate of 5.00% and loaned the proceeds from the sale to HECO and HELCO. The proceeds of these Refunding SPRB, together with additional funds provided by HECO and HELCO, have been applied to refund a like principal amount of SPRB bearing higher interest coupons (HELCO’s $4 million of 7.60% Series 1990B SPRB and $10 million of 7.375% Series 1990C SPRB with original maturities in 2020, and HECO’s and HELCO’s aggregate $52 million of 6.55% Series 1992 SPRB with original maturities in 2022) on June 2, 2003.

         The electric utilities’ net capital expenditures and long-term debt repayments for 2003 through 2007 are estimated to total $0.7 billion. HECO’s consolidated cash flows from operating activities (net income, adjusted for noncash income and expense items such as depreciation, amortization and deferred taxes), after the payment of common stock and preferred stock dividends, are expected to provide cash in excess of the forecast consolidated net capital expenditures and long-term debt repayments and may be used to reduce the level of future short-term borrowings. HECO does not anticipate the need to issue common equity over the five-year period 2003 through 2007. Debt and/or equity financing may be required, however, to fund unanticipated expenditures not included in the 2003 through 2007 forecast, such as increases in the costs of or an acceleration of the construction of capital projects, unbudgeted acquisitions or investments in new businesses and significant increases in retirement benefit funding requirements that may be required if the market value of pension plan assets does not increase or there are changes in actuarial assumptions. The PUC must approve issuances, if any, of equity and long-term debt securities by HECO, HELCO and MECO.

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

         For 2003, electric utility net capital expenditures are estimated to be $158 million. Gross capital expenditures are estimated to be $183 million, including approximately $103 million for transmission and distribution projects, approximately $58 million for generation projects and approximately $22 million for general plant and other projects. Drawdowns of the remaining $15 million of proceeds from the Series 2002A sale of tax-exempt special purpose revenue bonds, and cash flows from operating activities are expected to provide the cash needed for the net capital expenditures in 2003.

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

Bank

(in millions)	June 30, 2003	December 31, 2002	% change
Total assets	$6,477	$6,329	2%
Available-for-sale mortgage-related securities	2,741	2,737	—
Held-to-maturity investment securities	92	90	3
Loans receivable, net	3,121	2,994	4
Deposit liabilities	3,887	3,801	2
Securities sold under agreements to repurchase	837	667	25
Advances from Federal Home Loan Bank	1,040	1,176	(12)

         As of June 30, 2003, ASB was the third largest financial institution in Hawaii based on total assets of $6.5 billion and deposits of $3.9 billion.

         ASB’s principal sources of liquidity are customer deposits, wholesale borrowings, the sale of mortgage loans into secondary market channels and the maturity and repayment of portfolio loans and mortgage-related securities. ASB’s deposits increased by $86 million during the first six months of 2003. ASB’s principal sources of borrowings are advances from the FHLB and securities sold under agreements to repurchase from broker/dealers. At June 30, 2003, FHLB borrowings totaled $1.0 billion, representing 16% of total assets. ASB is approved by the FHLB to borrow up to 35% of total assets to the extent it provides qualifying collateral and holds sufficient FHLB stock. At June 30, 2003, ASB’s unused FHLB borrowing capacity was approximately $1.2 billion. At June 30, 2003, securities sold under agreements to repurchase totaled $0.8 billion. ASB utilizes growth in deposits, advances from the FHLB and securities sold under agreements to repurchase to fund maturing deposits and deposit withdrawals, repay maturing borrowings, fund existing and future loans and make investments. At June 30, 2003, ASB had commitments to borrowers for undisbursed loan funds, loan commitments and unused lines and letters of credit of $0.8 billion. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.

         For the first six months of 2003, net cash provided by ASB’s operating activities was $54 million. Net cash used in ASB’s investing activities was $169 million, primarily due to the purchase of mortgage-related securities and origination and purchase of loans, net of repayments and sales of such securities. Net cash provided by financing activities was $105 million largely due to net increases of $172 million in securities sold under agreements to repurchase and $86 million in deposit liabilities, partly offset by a net decrease of $137 million in advances from the FHLB and the payment of $16 million in common and preferred stock dividends. In the first six months of 2003, cash from the net increase in securities sold under agreements to repurchase were used largely to purchase mortgage-related securities, to originate and purchase loans and to repay advances from the FHLB.

         ASB believes that a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of June 30, 2003, ASB was well-capitalized (ratio requirements noted in parentheses) with a leverage ratio of 6.8% (5.0%), a Tier-1 risk-based capital ratio of 13.6% (6.0%) and a total risk-based capital ratio of 14.9% (10.0%).

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

Item 3.   Quantitative and qualitative disclosures about market risk

         The Company considers interest-rate risk (a non-trading market risk) to be a very significant market risk for ASB as it could potentially have a significant effect on the Company’s financial condition and results of operations. For additional quantitative and qualitative information about the Company’s market risks, see pages 31 to 36 of HEI’s 2002 Annual Report to Stockholders (HEI Exhibit 13.1 to HEI’s Current Report on Form 8-K dated February 25, 2003, File No. 1-8503).

         ASB’s interest-rate risk sensitivity measures as of June 30, 2003 and December 31, 2002 constitute “forward-looking statements” and were as follows:

	June 30, 2003			December 31, 2002
	Change in net interest income (NII)	Net portfolio value (NPV) ratio	NPV ratio sensitivity (change from base case in basis points)	Change in NII	NPV ratio	NPV ratio sensitivity (change from base case in basis points)
Change in interest rates (basis points)
+300	(0.3)%	6.59%	(242)	1.9%	7.90%	(235)
+200	1.8	7.71	(130)	3.0	9.15	(110)
+100	2.4	8.56	(45)	3.3	10.01	(24)
Base	—	9.01	—	—	10.25	—
-100	(7.0)	8.97	(4)	(5.7)	10.02	(23)

         Management believes that ASB’s interest-rate risk position at June 30, 2003 represents a reasonable level of risk. The June 30, 2003 NII profile shows ASB to be more “liability sensitive” in the rising rate scenarios than as of December 31, 2002. The primary reasons for this change were an increase in short-term, wholesale borrowings as well as growth in savings deposits. The low interest rate environment enabled ASB to shorten the maturity of some wholesale borrowings without significantly increasing ASB’s level of interest rate risk. This strategy remains consistent with ASB’s overall interest rate risk management strategy as it provides ASB with the flexibility to extend the maturity of these borrowings and lock in long-term rates when there are indications of a sustained rise in interest rates. Growth in low-cost deposit accounts, such as savings accounts, benefit ASB by reducing interest expense, but also increase ASB’s NII sensitivity measure. Since the rate on these accounts can change at any time, the rate is modeled to change immediately in each of the alternate rate scenarios. The magnitude of the rate change in each scenario is modeled to be proportional to the change in the level of interest rates.

         While the restructuring of FHLB advances executed during the second quarter of 2003 reduced interest expense in the June 30, 2003 analysis, there was no impact on the NII sensitivity profile. The NII sensitivity analysis is calculated over a 12-month forecast horizon, and none of the restructured advances were originally scheduled to mature during the 12-month forecast horizon of the December 31, 2002 analysis. Therefore, the restructuring of FHLB advances did not alter the amount of fixed-rate advances maturing in the 12-month forecast window.

         ASB’s NPV ratio sensitivity measures changed only slightly over the first half of 2003, but the overall level of ASB’s NPV ratios fell. The drop in the NPV ratio was primarily due to the change in the level of interest rates from December 31, 2002 to June 30, 2003. The December 31, 2002 NPV ratio sensitivity analysis showed that the NPV ratio was expected to drop if rates fell. Interest rates fell over the first half of 2003, and this contributed to a lower NPV ratio as of June 30, 2003 than December 31, 2002. Also contributing to the lower NPV ratio was the change in the mix of ASB’s liabilities, specifically the increase in the balance of short-term wholesale borrowings discussed above.

         The computation of the prospective effects of hypothetical interest rate changes in the NII sensitivity, NPV ratio, and NPV ratio sensitivity analyses is based on numerous assumptions, including relative levels of market interest rates, loan prepayments, actual balance changes and pricing strategies, and should not be relied upon as indicative of actual results. To the extent market conditions and other factors vary from the assumptions used in the simulation analysis, actual results may differ materially from the simulation results. Furthermore, NII sensitivity analysis measures the change in the bank’s twelve-month, pre-tax NII in alternate interest rate scenarios, and is intended to help management identify potential exposures in ASB’s current balance sheet and formulate appropriate strategies for managing interest rate risk. The simulation does not contemplate any actions that ASB management might undertake in response to changes in interest rates. Further, the changes in NII vary in the twelve-month simulation period and are not necessarily evenly distributed over the period. These analyses are for analytical purposes only and do not represent management’s views of future market movements, the level of future earnings, or the timing of any changes in earnings within the twelve month analysis horizon.

Item 4.   Controls and procedures

HEI

         Robert F. Clarke, HEI Chief Executive Officer, and Eric K. Yeaman, HEI Chief Financial Officer, have evaluated the disclosure controls and procedures of HEI as of June 30, 2003. Based on their evaluations, as of June 30, 2003, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. There have been no significant changes in HEI’s internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

HECO

         T. Michael May, HECO Chief Executive Officer, and Richard A. von Gnechten, HECO Chief Financial Officer, have evaluated the disclosure controls and procedures of HECO as of June 30, 2003. Based on their evaluations, as of June 30, 2003, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. There have been no significant changes in HECO’s internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.   Legal proceedings

         There are no significant developments in pending legal proceedings except as set forth in HEI’s and HECO’s “Notes to consolidated financial statements” and management’s discussion and analysis of financial condition and results of operations. With regard to any pending legal proceeding, alternative dispute resolution, such as mediation or settlement, may be pursued where appropriate, with such efforts often maintained in confidence unless and until a resolution is achieved.

Item 2.   Changes in securities and use of proceeds

HEI

         On May 1, 2003, HEI issued an aggregate of 8,100 shares of unregistered common stock pursuant to the HEI 1990 Nonemployee Director Stock Plan, as amended and restated effective May 1, 2002 (the HEI Nonemployee Director Plan). Under the HEI Nonemployee Director Plan, each HEI nonemployee director receives, in addition to an annual cash retainer, an annual stock grant of 600 shares of HEI common stock (1,000 shares for the first time grant to a new HEI director) and each nonemployee subsidiary director who is not also an HEI nonemployee director receives an annual stock grant of 300 shares of HEI common stock. The HEI Nonemployee Director Plan is currently the only plan for nonemployee directors and provides for annual stock grants (described above) and annual cash retainers for nonemployee directors of HEI and its subsidiaries.

         HEI did not register the shares issued under the HEI Nonemployee Director Plan since their issuance did not involve a “sale” as defined under Section 2(3) of the Securities Act of 1933, as amended. Participation by nonemployee directors of HEI and subsidiaries in the HEI Nonemployee Director Plan is mandatory and thus does not involve an investment decision. The Company received no proceeds in connection with this stock issuance.

Item 5.   Other information

A.     Ratio of earnings to fixed charges

HEI and Subsidiaries

         Ratio of earnings to fixed charges excluding interest on ASB deposits

Six months ended	Years ended December 31,
June 30, 2003	2002	2001	2000	1999	1998

1.92	2.03	1.82	1.76	1.83	1.88

         Ratio of earnings to fixed charges including interest on ASB deposits

Six months ended	Years ended December 31,
June 30, 2003	2002	2001	2000	1999	1998

1.69	1.72	1.52	1.49	1.50	1.48

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

HECO and Subsidiaries

         Ratio of earnings to fixed charges

Six months ended	Years ended December 31,
June 30, 2003	2002	2001	2000	1999	1998

3.13	3.71	3.51	3.39	3.09	3.33

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

B.     HELCO’s 1,500 KW Hydroelectric Unit

         In 2002, a 1,500 KW hydroelectric unit owned by HELCO was damaged. HELCO plans to install, subject to PUC approval, a larger (2,280-2,400 KW) hydroelectric unit in place of the 1,500 KW damaged hydroelectric unit and a smaller 750 KW unit.

Item 6.   Exhibits and reports on Form 8-K

(a)  Exhibits

HEI	Hawaiian Electric Industries, Inc. and Subsidiaries
Exhibit 12.1	Computation of ratio of earnings to fixed charges, six months ended June 30, 2003 and 2002 and years ended December 31, 2002, 2001, 2000, 1999 and 1998

HEI	Certifications Pursuant to 13a-14 of the Securities and Exchange Act of 1934, as Adopted by Section
Exhibit 31.1	302 of the Sarbanes-Oxley Act of 2002 of Robert F. Clarke (HEI Chief Executive Officer)

HEI	Certifications Pursuant to 13a-14 of the Securities and Exchange Act of 1934, as Adopted by Section
Exhibit 31.2	302 of the Sarbanes-Oxley Act of 2002 of Eric K. Yeaman (HEI Chief Financial Officer)

HEI	Written Statement Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the
Exhibit 32.1	Sarbanes-Oxley Act of 2002 of Robert F. Clarke (HEI Chief Executive Officer)

HEI	Written Statement Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the
Exhibit 32.2	Sarbanes-Oxley Act of 2002 of Eric K. Yeaman (HEI Chief Financial Officer)

HECO	Amendment No. 2, entered into as of May 8, 2003, to Power Purchase Agreement between AES Barbers
Exhibit 10	Point, Inc. and HECO

HECO	Hawaiian Electric Company, Inc. and Subsidiaries
Exhibit 12.2	Computation of ratio of earnings to fixed charges, six months ended June 30, 2003 and 2002 and years ended December 31, 2002, 2001, 2000, 1999 and 1998

HECO	Certifications Pursuant to 13a-14 of the Securities and Exchange Act of 1934, as Adopted by Section
Exhibit 31.3	302 of the Sarbanes-Oxley Act of 2002 of T. Michael May (HECO Chief Executive Officer)

HECO	Certifications Pursuant to 13a-14 of the Securities and Exchange Act of 1934, as Adopted by Section
Exhibit 31.4	302 of the Sarbanes-Oxley Act of 2002 of Richard von Gnechten (HECO Chief Financial Officer)

HECO	Written Statement Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the
Exhibit 32.3	Sarbanes-Oxley Act of 2002 of T. Michael May (HECO Chief Executive Officer)

HECO	Written Statement Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the
Exhibit 32.4	Sarbanes-Oxley Act of 2002 of Richard von Gnechten (HECO Chief Financial Officer)

(b)  Reports on Form 8-K

         Subsequent to March 31, 2003, HEI and/or HECO filed Current Reports on Forms 8-K with the SEC as follows:

Dated (filing date)	Registrant/s	Items reported
April 21, 2003	HEI/HECO	Items 5, 9 and 12. HEI’s April 21, 2003 news release (HEI reports first
(April 22, 2003)		quarter 2003 earnings)

May 6, 2003	HEI/HECO	Item 5. HEI’s May 6, 2003 news release (HEI to webcast and teleconference
(May 6, 2003)		financial analyst presentation on Tuesday, May 13, 2003)

May 13, 2003	HEI	Item 5. ASB Realty Corporation update
(May 16, 2003)

July 8, 2003	HEI/HECO	Item 5. HELCO power situation update
(July 10, 2003)

July 21, 2003	HEI/HECO	Items 5, 9 and 12. HEI’s July 21, 2003 news release (HEI reports second
(July 22, 2003)		quarter 2003 earnings)

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.	HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)	(Registrant)

By	/s/ ROBERT F. CLARKE	By	/s/ T. MICHAEL MAY
	Robert F. Clarke		T. Michael May
	Chairman, President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of HECO)

By	/s/ ERIC K. YEAMAN	By	/s/ RICHARD A. von GNECHTEN
	Eric K. Yeaman		Richard A. von Gnechten
	Financial Vice President, Treasurer and Chief Financial Officer		Financial Vice President
	(Principal Financial Officer of HEI)		(Principal Financial Officer of HECO)

By	/s/ CURTIS Y. HARADA	By	/s/ ERNEST T. SHIRAKI
	Curtis Y. Harada		Ernest T. Shiraki
	Controller		Controller
	(Chief Accounting Officer of HEI)		(Chief Accounting Officer of HECO)

Date: August 8, 2003	Date: August 8, 2003