Form 10-K/A
period 2003-12-31
HAWAIIAN ELECTRIC CO INC; HAWAIIAN ELECTRIC INDUSTRIES INC
filed 2004-03-10
CIK 46207, 354707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

HEI Annual Report to Shareholders for the fiscal year ended December 31, 2003—Parts I, II, III and IV

HECO Consolidated 2003 Financial Statements—Parts I, II, III and IV

Portions of Proxy Statement of Hawaiian Electric Industries, Inc., dated March 9, 2004 for the 2004 Annual Meeting of Shareholders—Part III

This combined Form 10-K/A represents separate filings by Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc. Information contained herein relating to any individual registrant is filed by each registrant on its own behalf. Neither registrant makes any representations as to the information relating to the other registrant.

EXPLANATORY NOTE:

This amendment to the annual report on Form 10-K of registrants Hawaiian Electric Industries, Inc. (HEI) and Hawaiian Electric Company, Inc. (HECO) is being filed solely to correct Item 7 relating to HECO. In the original filing of this annual report on Form 10-K, part of a paragraph was inadvertently omitted from the top of page 58. This amendment to the annual report on Form 10-K includes the originally omitted partial paragraph, changes references from “Form 10-K” to “Form 10-K/A,” provides new Chief Executive Officer and Chief Financial Officer certifications in place of the original certifications (HEI Exhibits 31.1, 31.2, 32.1 and 32.2 and HECO Exhibits 31.3, 31.4, 32.3 and 32.4) and provides new independent auditors’ reports and consents in place of the original reports and consents.

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

HECO’s Consolidated Financial Statements

Hawaiian Electric Company, Inc.’s Consolidated Financial Statements incorporated into Parts I, II and IV of this Form 10-K/A, which is filed as HECO Exhibit 99.4 and incorporated into this Form 10-K/A by reference

HECO’s MD&A	Hawaiian Electric Company, Inc.’s Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 50 to 67 of this Form 10-K/A

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

HEI’s Annual Report	Hawaiian Electric Industries, Inc.’s 2003 Annual Report to Shareholders, which is filed as HEI Exhibit 13 and incorporated into this Form 10-K/A by reference

HEI’s Consolidated Financial Statements	Hawaiian Electric Industries, Inc.’s Consolidated Financial Statements incorporated into Parts I, II and IV of this Form 10-K/A by reference to pages 39 to 88 of HEI’s Annual Report

HEI’s MD&A

Hawaiian Electric Industries, Inc.’s Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated into Parts I, II and IV of this Form 10-K/A by reference to pages 4 to 35 of HEI’s Annual Report

HEI’s 2004 Proxy Statement	Portions of Hawaiian Electric Industries, Inc.’s 2004 Proxy Statement dated March 9, 2004, which portions are incorporated into this Form 10-K/A by reference

HEIDI	HEI Diversified, Inc., a wholly-owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.

GLOSSARY OF TERMS (continued)

Terms	Definitions

HEIII	HEI Investments, Inc. (formerly HEI Investment Corp.), a wholly-owned subsidiary of HEI Power Corp.

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

At December 31, 2003, HECO maintained bank lines of credit totaling $90 million (all maturing in 2004). These lines of credit are principally maintained by HECO to support the issuance of commercial paper, but also may be drawn for general corporate purposes. Accordingly, the lines of credit are available for short-term liquidity in the event a rating agency downgrade were to reduce or eliminate access to the commercial paper markets. There are no provisions for revised pricing in the event of a ratings change in the lines of credit available to HECO. Further, none of HECO’s line of credit agreements contain “material adverse change” clauses that would affect access to the lines of credit in the event of a ratings downgrade or other material adverse events. At December 31, 2003, the lines were unused. To the extent deemed necessary, HECO anticipates arranging similar lines of credit as existing lines of credit mature. See S&P and Moody’s ratings above and Note 5 in HECO’s “Notes to Consolidated Financial Statements.”

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

		Page/s in Form 10-K/A
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

(a)(3) Exhibits

Exhibits for HEI and HECO and their subsidiaries are listed in the “Index to Exhibits” found on pages 87 through 97 of this Form 10-K/A. The exhibits listed for HEI and HECO are listed in the index under the headings “HEI” and “HECO,” respectively, except that the exhibits listed under “HECO” are also considered exhibits for HEI.

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

[KPMG LLP letterhead]

Independent Auditors’ Report

The Board of Directors and Stockholders

Hawaiian Electric Industries, Inc.:

Under date of February 11, 2004, we reported on the consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003, as contained in the 2003 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Company’s annual report on Form 10-K/A for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index under Item 15.(a)(2). These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

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

/s/ KPMG LLP

Honolulu, Hawaii
February 11, 2004

[KPMG LLP letterhead]

Independent Auditors’ Report

The Board of Directors and Stockholder

Hawaiian Electric Company, Inc.:

Under date of February 11, 2004, we reported on the consolidated balance sheets and consolidated statements of capitalization of Hawaiian Electric Company, Inc. (a subsidiary of Hawaiian Electric Industries, Inc.) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements and our report thereon are incorporated by reference in the Company’s annual report on Form 10-K/A for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index under Item 15.(a)(2). The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

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

United Power Pacific Company Limited (Republic of Mauritius)

Baotou Tianjiao Power Co., Ltd. (People’s Republic of China)

(75% owned by United Power Pacific Company Limited)

HEI Investments, Inc. (Hawaii) (activity of leverage leases included in continuing operations)

Malama Pacific Corp. (Hawaii)

HEI Exhibit 23.1

[KPMG LLP letterhead]

Independent Auditors’ Consent

The Board of Directors

Hawaiian Electric Industries, Inc.:

We consent to incorporation by reference in Registration Statement Nos. 333-18809, 333-56312, 333-87782, 333-108110 and 333-113120 on Form S-3 and Registration Statement Nos. 33-65234, 333-05667, 333-02103 and 333-105404 on Form S-8 of Hawaiian Electric Industries, Inc., and Registration Statement Nos. 333-18809-01 and 333-18809-04 on Form S-3 of Hawaiian Electric Industries Capital Trust I and HEI Preferred Funding, LP and Registration Statement Nos. 333-18809-02 and 333-113120-02 on Form S-3 of Hawaiian Electric Industries Capital Trust II and Registration Statement Nos. 333-18809-03 and 333-113120-01 on Form S-3 of Hawaiian Electric Industries Capital Trust III of our report dated February 11, 2004, relating to the consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003, which report is incorporated by reference in the 2003 annual report on Form 10-K/A of Hawaiian Electric Industries, Inc. We also consent to incorporation by reference of our report dated February 11, 2004 relating to the financial statement schedules of Hawaiian Electric Industries, Inc. in the aforementioned 2003 annual report on Form 10-K/A, which report is included in said Form 10-K/A.

Our reports refer to a change to the accounting method for goodwill and other intangible assets and for stock-based compensation.

/s/ KPMG LLP

Honolulu, Hawaii

March 9, 2004

HECO Exhibit 23.2

[KPMG LLP letterhead]

Independent Auditors’ Consent

The Board of Directors

Hawaiian Electric Company, Inc.:

We consent to incorporation by reference in Registration Statement Nos. 333-111073, 333-111073-01, 333-111073-02 and 333-111073-03 on Form S-3 of Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc., Maui Electric Company, Limited, and HECO Capital Trust III of our report dated February 11, 2004, relating to the consolidated balance sheets and consolidated statements of capitalization of Hawaiian Electric Company, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, retained earnings, and cash flows for each of the years in the three-year period ended December 31, 2003, which report is incorporated by reference in the 2003 annual report on Form 10-K/A of Hawaiian Electric Industries, Inc. We also consent to incorporation by reference of our report dated February 11, 2004 relating to the financial statement schedule of Hawaiian Electric Company, Inc. in the aforementioned 2003 annual report on Form 10-K/A, which report is included in said Form 10-K/A.

/s/ KPMG LLP

Honolulu, Hawaii

March 9, 2004

HEI Exhibit 31.1

Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Robert F. Clarke (HEI Chief Executive Officer)

I, Robert F. Clarke, certify that:

1. I have reviewed this report on Form 10-K/A for the year ended December 31, 2003 of Hawaiian Electric Industries, Inc. (“registrant”);

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

Robert F. Clarke
Chairman, President and Chief Executive Officer

HEI Exhibit 31.2

Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Eric K. Yeaman (HEI Chief Financial Officer)

I, Eric K. Yeaman, certify that:

1. I have reviewed this report on Form 10-K/A for the year ended December 31, 2003 of Hawaiian Electric Industries, Inc. (“registrant”);

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

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Hawaiian Electric Industries, Inc. (HEI) on Form 10-K/A for the year ended December 31, 2003 as filed with the Securities and Exchange Commission (the Report), I, Robert F. Clarke, Chief Executive Officer of HEI, certify, pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

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

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Hawaiian Electric Industries, Inc. (HEI) on Form 10-K/A for the year ended December 31, 2003 as filed with the Securities and Exchange Commission (the Report), I, Eric K. Yeaman, Chief Financial Officer of HEI, certify, pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

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

HECO Capital Trust III (a statutory trust) (Delaware)

Renewable Hawaii, Inc. (Hawaii)

HECO Exhibit 31.3

Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of T. Michael May

(HECO Chief Executive Officer)

I, T. Michael May, certify that:

1. I have reviewed this report on Form 10-K/A for the quarter ended December 31, 2003 of Hawaiian Electric Company, Inc. (“registrant”);

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

HECO Exhibit 31.4

Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Richard A. von Gnechten

(HECO Chief Financial Officer)

I, Richard A. von Gnechten, certify that:

1. I have reviewed this report on Form 10-K/A for the year ended December 31, 2003 of Hawaiian Electric Company, Inc. (“registrant”);

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

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Hawaiian Electric Company, Inc. (HECO) on Form 10-K/A for the year ended December 31, 2003 as filed with the Securities and Exchange Commission (the HECO Report), I, T. Michael May, Chief Executive Officer of HECO, certify, pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

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

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Hawaiian Electric Company, Inc. (HECO) on Form 10-K/A for the year ended December 31, 2003 as filed with the Securities and Exchange Commission (the HECO Report), I, Richard A. von Gnechten, Chief Financial Officer of HECO, certify, pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

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