Form 10-Q
period 2007-03-31
HAWAIIAN ELECTRIC CO INC; HAWAIIAN ELECTRIC INDUSTRIES INC
filed 2007-05-04
CIK 46207, 354707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Hawaiian Electric Industries, Inc. ----- (808) 543-5662

Hawaiian Electric Company, Inc. ------- (808) 543-7771

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding May 1, 2007
Hawaiian Electric Industries, Inc. (Without Par Value)	81,962,551 Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	12,805,843 Shares (not publicly traded)

Hawaiian Electric Industries, Inc. and Subsidiaries

Hawaiian Electric Company, Inc. and Subsidiaries

Form 10-Q—Quarter ended March 31, 2007

INDEX

Page No.
Glossary of Terms	ii
Forward-Looking Statements	iv

i

Hawaiian Electric Industries, Inc. and Subsidiaries

Hawaiian Electric Company, Inc. and Subsidiaries

Form 10-Q—Quarter ended March 31, 2007

GLOSSARY OF TERMS

Terms	Definitions
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income
ASB	American Savings Bank, F.S.B., a wholly-owned subsidiary of HEI Diversified, Inc. and parent company of American Savings Investment Services Corp. (and its subsidiary, Bishop Insurance Agency of Hawaii, Inc.) and AdCommunications, Inc.
CHP	Combined heat and power
Company	Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc., Maui Electric Company, Limited, HECO Capital Trust III (unconsolidated subsidiary), Renewable Hawaii, Inc., HEI Diversified, Inc., American Savings Bank, F.S.B. and its subsidiaries, Pacific Energy Conservation Services, Inc., HEI Properties, Inc., HEI Investments, Inc., Hycap Management, Inc. (in dissolution), Hawaiian Electric Industries Capital Trust II (unconsolidated subsidiary), Hawaiian Electric Industries Capital Trust III (unconsolidated subsidiary) and The Old Oahu Tug Service, Inc. Former subsidiaries include HEIPC (discontinued operations, dissolved in 2006) and its dissolved subsidiaries.
Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
D&O	Decision and order
DG	Distributed generation
DOD	Department of Defense — federal
DOH	Department of Health of the State of Hawaii
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
DSM	Demand-side management
EPA	Environmental Protection Agency — federal
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
Federal	U.S. Government
FHLB	Federal Home Loan Bank
FIN	Financial Accounting Standards Board Interpretation No.
GAAP	U.S. generally accepted accounting principles
HECO	Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Maui Electric Company, Limited, Hawaii Electric Light Company, Inc., HECO Capital Trust III (unconsolidated subsidiary) and Renewable Hawaii, Inc.

GLOSSARY OF TERMS, continued

Terms	Definitions
HEI	Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., HEI Diversified, Inc., Pacific Energy Conservation Services, Inc., HEI Properties, Inc., HEI Investments, Inc., Hycap Management, Inc. (in dissolution), Hawaiian Electric Industries Capital Trust II (unconsolidated subsidiary), Hawaiian Electric Industries Capital Trust III (unconsolidated subsidiary) and The Old Oahu Tug Service, Inc. Former subsidiaries include HEI Power Corp. (discontinued operations, dissolved in 2006).
HEIDI	HEI Diversified, Inc., a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
HEIII	HEI Investments, Inc. (formerly HEI Investment Corp.), a subsidiary of HEI Power Corp.
HEIPC	HEI Power Corp., a formerly wholly owned subsidiary of Hawaiian Electric Industries, Inc., and the former parent company of numerous subsidiaries, the majority of which were dissolved or otherwise wound up since 2002, pursuant to a formal plan to exit the international power business (formerly engaged in by HEIPC and its subsidiaries) adopted by the HEI Board of Directors in October 2001. HEIPC was dissolved in December 2006.
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELCO	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IPP	Independent power producer
IRP	Integrated resource plan
KWH	Kilowatthour
MECO	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
MW	Megawatt/s (as applicable)
NII	Net interest income
NPV	Net portfolio value
PPA	Power purchase agreement
PRPs	Potentially responsible parties
PUC	Public Utilities Commission of the State of Hawaii
RHI	Renewable Hawaii, Inc., a wholly owned subsidiary of Hawaiian Electric Company, Inc.
ROACE	Return on average common equity
ROR	Return on average rate base
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
SFAS	Statement of Financial Accounting Standards
SOIP	1987 Stock Option and Incentive Plan, as amended
SOX	Sarbanes-Oxley Act of 2002
SPRBs	Special Purpose Revenue Bonds
TOOTS	The Old Oahu Tug Service, a wholly owned subsidiary of Hawaiian Electric Industries, Inc.
VIE	Variable interest entity

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

•

federal, state and international governmental and regulatory actions, such as changes in laws, rules and regulations applicable to HEI, HECO, ASB and their subsidiaries (including changes in taxation, environmental laws and regulations, the potential regulation of greenhouse gas emissions and governmental fees and assessments); decisions by the Public Utilities Commission of the State of Hawaii (PUC) in rate cases (including decisions on ECACs) and other proceedings and by other agencies and courts on land use, environmental and other permitting issues; required corrective actions, restrictions and penalties (that may arise, for example, with respect to environmental conditions, renewable portfolio standards (RPS), capital adequacy and business practices);

•	increasing operations and maintenance expenses for the electric utilities and the possibility of more frequent rate cases;

•	the risks associated with the geographic concentration of HEI’s businesses;

•

the effects of changes in accounting principles applicable to HEI, HECO, ASB and their subsidiaries, including the adoption of new accounting principles (such as the effects of Statement of Financial Accounting Standards (SFAS) No. 158 regarding employers’ accounting for defined benefit pension and other postretirement plans), continued regulatory accounting under SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” and the possible effects of applying Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities,” and Emerging Issues Task Force Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease,” to PPAs with independent power producers;

•	the effects of changes by securities rating agencies in their ratings of the securities of HEI and HECO and the results of financing efforts;

•	faster than expected loan prepayments that can cause an acceleration of the amortization of premiums on loans and investments and the impairment of mortgage servicing rights of ASB;

•	changes in ASB’s loan portfolio credit profile and asset quality which may increase or decrease the required level of allowance for loan losses;

•	changes in ASB’s deposit cost or mix which may have an adverse impact on ASB’s cost of funds;

•	the final outcome of tax positions taken by HEI, HECO, ASB and their subsidiaries;

•	the ability of consolidated HEI to generate capital gains and utilize capital loss carryforwards on future tax returns;

•	the risks of suffering losses and incurring liabilities that are uninsured; and

•

other risks or uncertainties described elsewhere in this report and in other periodic reports (e.g., “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K) previously and subsequently filed by HEI and/or HECO with the Securities and Exchange Commission (SEC).

Forward-looking statements speak only as of the date of the report, presentation or filing in which they are made. Except to the extent required by the federal securities laws, HEI, HECO, ASB and their subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

Three months ended March 31	2007	2006
(in thousands, except per share amounts and ratio of earnings to fixed charges)
Revenues
Electric utility	$447,678	$475,056
Bank	104,460	100,004
Other	1,885	(98)

	554,023	574,962

Expenses
Electric utility	434,686	429,476
Bank	86,032	72,989
Other	4,764	3,346

	525,482	505,811

Operating income (loss)
Electric utility	12,992	45,580
Bank	18,428	27,015
Other	(2,879)	(3,444)

	28,541	69,151

Interest expense–other than on deposit liabilities and other bank borrowings	(20,511)	(19,117)
Allowance for borrowed funds used during construction	598	702
Preferred stock dividends of subsidiaries	(473)	(473)
Allowance for equity funds used during construction	1,232	1,548

Income before income taxes	9,387	51,811
Income taxes	2,623	19,474

Net income	$6,764	$32,337

Basic earnings per common share	$0.08	$0.40

Diluted earnings per common share	$0.08	$0.40

Dividends per common share	$0.31	$0.31

Weighted-average number of common shares outstanding	81,448	80,981
Dilutive effect of stock-based compensation	265	382

Adjusted weighted-average shares	81,713	81,363

Ratio of earnings to fixed charges (SEC method)
Excluding interest on ASB deposits	1.22	2.33

Including interest on ASB deposits	1.14	1.95

See accompanying “Notes to Consolidated Financial Statements” for HEI.

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(dollars in thousands)	March 31, 2007	December 31, 2006
Assets
Cash and equivalents	$156,093	$177,630
Federal funds sold	84,804	79,671
Accounts receivable and unbilled revenues, net	220,894	248,639
Available-for-sale investment and mortgage-related securities	2,405,250	2,367,427
Investment in stock of Federal Home Loan Bank of Seattle, at cost	97,764	97,764
Loans receivable, net	3,816,387	3,780,461
Property, plant and equipment, net of accumulated depreciation of $1,675,912 and $1,651,088	2,641,227	2,647,490
Regulatory assets	117,078	112,349
Other	296,434	292,638
Goodwill and other intangibles, net	86,645	87,140

	$9,922,576	$9,891,209

Liabilities and stockholders’ equity
Liabilities
Accounts payable	$172,554	$165,505
Deposit liabilities	4,577,073	4,575,548
Short-term borrowings—other than bank	123,414	176,272
Other bank borrowings	1,590,563	1,568,585
Long-term debt, net—other than bank	1,225,144	1,133,185
Deferred income taxes	96,374	106,780
Regulatory liabilities	245,440	240,619
Contributions in aid of construction	277,499	276,728
Other	483,654	518,454

	8,791,715	8,761,676

Minority interests
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293

Stockholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 81,823,550 shares and 81,461,409 shares	1,036,249	1,028,101
Retained earnings	223,946	242,667
Accumulated other comprehensive loss, net of tax benefits	(163,627)	(175,528)

	1,096,568	1,095,240

	$9,922,576	$9,891,209

See accompanying “Notes to Consolidated Financial Statements” for HEI.

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(in thousands, except per share amounts)	Common stock		Retained earnings	Accumulated other comprehensive loss	Total
	Shares	Amount
Balance, December 31, 2006	81,461	$1,028,101	$242,667	$(175,528)	$1,095,240
Comprehensive income:
Net income	—	—	6,764	—	6,764
Net unrealized gains on securities arising during the period, net of taxes of $6,406	—	—	—	9,701	9,701
Defined benefit pension plans - amortization of net loss, prior service cost and transition obligation included in net periodic pension cost, net of taxes of $1,400	—	—	—	2,200	2,200

Comprehensive income	—	—	6,764	11,901	18,665

Adjustment to initially apply FIN 48	—	—	(228)	—	(228)
Issuance of common stock, net	363	8,148	—	—	8,148
Common stock dividends ($0.31 per share)	—	—	(25,257)	—	(25,257)

Balance, March 31, 2007	81,824	$1,036,249	$223,946	$(163,627)	$1,096,568

Balance, December 31, 2005	80,983	$1,018,966	$235,394	$(37,730)	$1,216,630
Comprehensive income:
Net income	—	—	32,337	—	32,337
Net unrealized losses on securities arising during the period, net of tax benefits of $8,890	—	—	—	(13,466)	(13,466)
Minimum pension liability adjustment, net of tax benefits of $30	—	—	—	(48)	(48)

Comprehensive income (loss)	—	—	32,337	(13,514)	18,823

Issuance of common stock, net	77	1,195	—	—	1,195
Common stock dividends ($0.31 per share)	—	—	(25,126)	—	(25,126)

Balance, March 31, 2006	81,060	$1,020,161	$242,605	$(51,244)	$1,211,522

See accompanying “Notes to Consolidated Financial Statements” for HEI.

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

Three months ended March 31	2007	2006
(in thousands)
Cash flows from operating activities
Net income	$6,764	$32,337
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	36,856	35,261
Other amortization	2,680	2,196
Writedown of utility plant	11,701	—
Deferred income taxes	(5,908)	(2,839)
Allowance for equity funds used during construction	(1,232)	(1,548)
Excess tax benefits from share-based payment arrangements	(233)	(316)
Changes in assets and liabilities, net of effects from the disposal of businesses
Decrease in accounts receivable and unbilled revenues, net	27,745	20,702
Decrease in federal tax deposit	—	30,000
Increase in accounts payable	7,049	516
Decrease in taxes accrued	(34,828)	(36,217)
Changes in other assets and liabilities	307	(8,780)

Net cash provided by operating activities	50,901	71,312

Cash flows from investing activities
Available-for-sale investment and mortgage-related securities purchased	(132,195)	(125,000)
Principal repayments on available-for-sale mortgage-related securities	108,556	121,632
Net increase in loans held for investment	(41,232)	(58,078)
Net proceeds from sale of investments	2,536	—
Capital expenditures	(35,521)	(45,317)
Contributions in aid of construction	2,495	6,623
Other	1	1,177

Net cash used in investing activities	(95,360)	(98,963)

Cash flows from financing activities
Net increase in deposit liabilities	1,525	52,980
Net increase (decrease) in short-term borrowings with original maturities of three months or less	(65,866)	40,826
Proceeds from short-term borrowings with original maturities of greater than three months	13,008	—
Net increase in retail repurchase agreements	23,370	7,864
Proceeds from other bank borrowings	238,988	206,490
Repayments of other bank borrowings	(238,813)	(214,300)
Proceeds from issuance of long-term debt	215,679	—
Repayment of long-term debt	(126,000)	(10,000)
Excess tax benefits from share-based payment arrangements	233	316
Net proceeds from issuance of common stock	2,411	103
Common stock dividends	(20,166)	(25,112)
Decrease in cash overdraft	(11,280)	(6,460)
Other	(5,034)	(347)

Net cash provided by financing activities	28,055	52,360

Cash flows from discontinued operations-net cash provided by operating activities	—	6,958

Net increase (decrease) in cash and equivalents and federal funds sold	(16,404)	31,667
Cash and equivalents and federal funds sold, beginning of period	257,301	208,947

Cash and equivalents and federal funds sold, end of period	$240,897	$240,614

See accompanying “Notes to Consolidated Financial Statements” for HEI.

Hawaiian Electric Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S–X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in HEI’s Form 10-K for the year ended December 31, 2006.

In the opinion of HEI’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the Company’s financial position as of March 31, 2007 and December 31, 2006 and the results of its operations and cash flows for the three months ended March 31, 2007 and 2006. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10–Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year. When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the current presentation.

(2)	Segment financial information

(in thousands)	Electric Utility	Bank	Other	Total
Three months ended March 31, 2007
Revenues from external customers	$447,608	$104,460	$1,955	$554,023
Intersegment revenues (eliminations)	70	—	(70)	—

Revenues	447,678	104,460	1,885	554,023

Profit (loss)*	140	18,399	(9,152)	9,387
Income taxes (benefit)	(313)	6,803	(3,867)	2,623

Net income (loss)	453	11,596	(5,285)	6,764

Assets (at March 31, 2007, including net assets of discontinued operations)	3,050,554	6,845,576	26,446	9,922,576

Three months ended March 31, 2006
Revenues from external customers	$474,986	$100,004	$(28)	$574,962
Intersegment revenues (eliminations)	70	—	(70)	—

Revenues	475,056	100,004	(98)	574,962

Profit (loss)*	34,097	27,015	(9,301)	51,811
Income taxes (benefit)	13,109	10,188	(3,823)	19,474

Net income (loss)	20,988	16,827	(5,478)	32,337

Assets (at March 31, 2006, including net assets of discontinued operations)	3,076,673	6,864,915	38,120	9,979,708

*	Income (loss) before income taxes.

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

(3)	Electric utility subsidiary

For HECO’s consolidated financial information, including its commitments and contingencies, see pages 15 through 35.

(4)	Bank subsidiary

Selected financial information

American Savings Bank, F.S.B. and Subsidiaries

Consolidated Statements of Income Data (unaudited)

Three months ended March 31	2007	2006
(in thousands)
Interest and dividend income
Interest and fees on loans	$60,281	$55,153
Interest and dividends on investment and mortgage-related securities	28,165	30,077

	88,446	85,230

Interest expense
Interest on deposit liabilities	20,738	15,393
Interest on other borrowings	18,406	17,162

	39,144	32,555

Net interest income	49,302	52,675
Provision for loan losses	—	—

Net interest income after provision for loan losses	49,302	52,675

Noninterest income
Fees from other financial services	6,501	6,440
Fee income on deposit liabilities	6,055	4,189
Fee income on other financial products	2,012	2,437
Other income	1,446	1,708

	16,014	14,774

Noninterest expense
Compensation and employee benefits	18,396	17,837
Occupancy	4,948	4,463
Equipment	3,478	3,496
Services	8,358	3,717
Data processing	2,557	2,460
Other expense	9,180	8,461

	46,917	40,434

Income before income taxes	18,399	27,015
Income taxes	6,803	10,188

Net income for common stock	$11,596	$16,827

American Savings Bank, F.S.B. and Subsidiaries

Consolidated Balance Sheet Data (unaudited)

(in thousands)	March 31, 2007	December 31, 2006
Assets
Cash and equivalents	$141,975	$172,370
Federal funds sold	84,804	79,671
Available-for-sale investment and mortgage-related securities	2,405,250	2,367,427
Investment in stock of Federal Home Loan Bank of Seattle, at cost	97,764	97,764
Loans receivable, net	3,816,387	3,780,461
Other	212,751	223,666
Goodwill and other intangibles, net	86,645	87,140

	$6,845,576	$6,808,499

Liabilities and stockholder’s equity
Deposit liabilities–noninterest-bearing	$654,538	$648,915
Deposit liabilities–interest-bearing	3,922,535	3,926,633
Other borrowings	1,590,563	1,568,585
Other	105,650	104,470

	6,273,286	6,248,603

Common stock	323,649	323,154
Retained earnings	282,108	280,046
Accumulated other comprehensive loss, net of tax benefits	(33,467)	(43,304)

	572,290	559,896

	$6,845,576	$6,808,499

Other borrowings consisted of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (FHLB) of Seattle of $811 million and $780 million, respectively, as of March 31, 2007 and $730 million and $839 million, respectively, as of December 31, 2006.

As of March 31, 2007, ASB had commitments to borrowers for undisbursed loan funds, loan commitments and unused lines and letters of credit of $1.1 billion.

(5)	Retirement benefits

For the first quarter of 2007, HECO paid $0.3 million and ASB paid $0.9 million in contributions to their respective retirement benefit plans, compared to $2.7 million and $0.8 million, respectively, in the first quarter of 2006. The Company’s current estimate of contributions to its retirement benefit plans in 2007 is $17.0 million (including $13.4 million by HECO, $3.5 million by ASB and $0.1 million by HEI), compared to contributions of $12.9 million in 2006. In addition, the Company expects to pay directly $1.7 million of benefits in 2007 compared to $1.2 million paid in 2006.

The components of net periodic benefit cost were as follows:

	Pension benefits		Other benefits
Three months ended March 31	2007	2006	2007	2006
(in thousands)
Service cost	$7,753	$8,091	$1,231	$1,271
Interest cost	14,420	13,476	2,860	2,732
Expected return on plan assets	(17,102)	(17,753)	(2,298)	(2,466)
Amortization of unrecognized transition obligation	1	1	785	784
Amortization of prior service cost (gain)	(49)	(156)	3	3
Recognized actuarial loss	2,855	3,111	—	224

Net periodic benefit cost	$7,878	$6,770	$2,581	$2,548

Of the net periodic benefit costs, the Company recorded expense of $8 million and $7 million in the first quarters of 2007 and 2006, respectively, and charged the remaining amounts primarily to electric utility plant.

Also, see Note 4, “Retirement benefits,” of HECO’s Notes to Consolidated Financial Statements.

(6)	Share-based compensation

Under the 1987 Stock Option and Incentive Plan, as amended (SOIP), HEI may issue an aggregate of 9.3 million shares of common stock (4,900,783 shares available for issuance under outstanding and future grants and awards as of March 31, 2007) to officers and key employees as incentive stock options, nonqualified stock options (NQSOs), restricted stock, stock appreciation rights (SARs), stock payments or dividend equivalents. HEI has issued new shares for NQSOs, restricted stock, SARs and dividend equivalents under the SOIP. All information presented has been adjusted for the 2-for-1 stock split in June 2004.

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

The Company recorded share-based compensation expense in the first quarters of 2007 and 2006 of $0.3 million and $0.6 million, respectively. The Company recorded related income tax benefit (including a valuation allowance due to limits on the deductibility of executive compensation) on share-based compensation expense in the first quarters of 2007 and 2006 of $0.1 million and $0.2 million, respectively. The Company has not capitalized any share-based compensation cost. For all share-based compensation, the estimated forfeiture rate is 1.4%.

Nonqualified stock options

Information about HEI’s NQSOs is summarized as follows:

March 31, 2007		Outstanding			Exercisable
Year of grant	Range of exercise prices	Number of options	Weighted- average remaining contractual life	Weighted- average exercise price	Number of options	Weighted- average remaining contractual life	Weighted- average exercise price
1998	$20.50	6,000	1.1	$20.50	6,000	1.1	$20.50
1999	17.61 - 17.63	65,000	2.3	17.62	65,000	2.3	17.62
2000	14.74	52,000	3.1	14.74	52,000	3.1	14.74
2001	17.96	89,000	4.0	17.96	89,000	4.0	17.96
2002	21.68	134,000	4.9	21.68	134,000	4.9	21.68
2003	20.49	294,500	6.0	20.49	217,000	6.0	20.49

	$14.74 – 21.68	640,500	4.8	$19.63	563,000	4.7	$19.51

As of December 31, 2006, NQSOs outstanding totaled 660,000, with a weighted-average exercise price of $19.68. As of March 31, 2007, NQSO shares outstanding and NQSO exercisable had an aggregate intrinsic value (including dividend equivalents) of $6.7 million and $6.1 million, respectively.

NQSO activity and statistics are summarized as follows:

Three months ended March 31	2007	2006
($ in thousands, except prices)
Shares granted	—	—
Shares forfeited	—	—
Shares expired	—	—
Shares vested	1,500	—
Aggregate fair value of vested shares	$7	—
Shares exercised	19,500	6,000
Weighted-average exercise price	$21.47	$17.31
Cash received from exercise	$419	$104
Intrinsic value of shares exercised [1]	$142	$109
Tax benefit realized for the deduction of exercises	$55	$42
Dividend equivalent shares distributed under Section 409A	21,892	40,309
Weighted-average Section 409A distribution price	$26.15	$26.24
Intrinsic value of shares distributed under Section 409A	$572	$1,058
Tax benefit realized for Section 409A distributions	$223	$412

[1]	Intrinsic value is the amount by which the fair market value of the underlying stock and the related dividend equivalents exceeds the exercise price of the option.

As of March 31, 2007, there was $0.02 million of total unrecognized compensation cost related to nonvested NQSOs and that cost is expected to be recognized in April 2007.

Stock appreciation rights

Information about HEI’s SARs is summarized as follows:

March 31, 2007		Outstanding			Exercisable
Year of grant	Range of exercise prices	Number of shares underlying SARs	Weighted- average remaining contractual life	Weighted- average exercise price	Number of shares underlying SARs	Weighted- average remaining contractual life	Weighted- average exercise price
2004	$26.02	325,000	4.9	$26.02	235,000	4.1	$26.02
2005	26.18	550,000	6.3	26.18	166,000	2.2	26.18

	$26.02 – 26.18	875,000	5.8	$26.12	401,000	3.3	$26.09

As of December 31, 2006, the shares underlying SARs outstanding totaled 879,000, with a weighted-average exercise price of $26.12. As of March 31, 2007, the SARs outstanding and the SARs exercisable had an aggregate intrinsic value (including dividend equivalents) of $0.6 million and $0.2 million, respectively.

SARs activity and statistics are summarized as follows:

Three months ended March 31	2007	2006
($ in thousands, except prices)
Shares granted	—	—
Shares forfeited	—	—
Shares expired	—	—
Shares vested	6,000	—
Aggregate fair value of vested shares	$36	—
Shares exercised	4,000	—
Weighted-average exercise price	$26.18	—
Cash received from exercise	—	—
Intrinsic value of shares exercised [1]	$3	—
Tax benefit realized for the deduction of exercises	$1	—
Dividend equivalent shares distributed under Section 409A	23,760	21,173
Weighted-average Section 409A distribution price	$26.15	$26.24
Intrinsic value of shares distributed under Section 409A	$621	$556
Tax benefit realized for Section 409A distributions	$242	$216

[1]	Intrinsic value is the amount by which the fair market value of the underlying stock and the related dividend equivalents exceeds the exercise price of the option.

As of March 31, 2007, there was $0.9 million of total unrecognized compensation cost related to SARs and that cost is expected to be recognized over a weighted average period of 1.9 years.

Section 409A modification

As a result of the changes enacted in Section 409A of the Internal Revenue Code of 1986, as amended (Section 409A), for the three months ended March 31, 2007 and 2006 a total of 45,652 and 61,482 dividend equivalent shares for NQSO and SAR grants were distributed to SOIP participants, respectively. Section 409A, which amended the rules on deferred compensation, required the Company to change the way certain affected dividend equivalents are paid in order to avoid significant adverse tax consequences to the SOIP participants. Generally dividend equivalents subject to Section 409A will be paid within 2 1/2 months after the end of the calendar year. Upon retirement, an SOIP participant may elect to take distributions of dividend equivalents subject to Section 409A at the time of retirement or at the end of the calendar year.

Restricted stock

As of December 31, 2006, restricted stock shares outstanding totaled 91,800, with a weighted-average grant date fair value of $25.68. As of March 31, 2007, restricted stock shares outstanding totaled 100,500, with a weighted-average grant date fair value of $25.81. The grant date fair value of a grant of a restricted stock share is the closing price of HEI common stock on the date of grant.

During the first quarter of 2007, 8,700 shares of restricted stock with a grant date fair market value of $0.2 million were granted. No shares of restricted stock vested and no restricted stock shares were forfeited. During the first quarter of 2006, no restricted stock shares were granted, vested or forfeited. The tax benefit realized for the tax deductions from restricted stock dividends were immaterial for the first quarters of 2007 and 2006.

As of March 31, 2007, there was $1.6 million of total unrecognized compensation cost related to nonvested restricted stock. The cost is expected to be recognized over a weighted-average period of 2.7 years.

In April 2007, 57,700 shares of restricted stock were granted to officers and key employees with a grant date fair market value of $1.5 million.

(7)	Commitments and contingencies

See Note 4, “Bank subsidiary,” above and Note 5, “Commitments and contingencies,” of HECO’s “Notes to Consolidated Financial Statements.”

(8)	Cash flows

Supplemental disclosures of cash flow information

For the three months ended March 31, 2007 and 2006, the Company paid interest to non-affiliates amounting to $56 million and $39 million, respectively.

For the three months ended March 31, 2007 and 2006, the Company paid income taxes amounting to $3 million and $2 million, respectively.

Supplemental disclosures of noncash activities

Noncash increases in common stock for director and officer compensatory plans of the Company were $0.5 million and $0.8 million for the three months ended March 31, 2007 and 2006, respectively.

Under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $5 million and nil for the three months ended March 31, 2007 and 2006, respectively. From March 23, 2004 to March 5, 2007, HEI satisfied the requirements of the HEI DRIP and the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) by acquiring for cash its common shares through open market purchases rather than the issuance of additional shares. On March 6, 2007, it began satisfying those requirements by the issuance of additional shares.

(9)	Recent accounting pronouncements and interpretations

Accounting for certain hybrid financial instruments

In March 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The Company adopted SFAS No. 155 on January 1, 2007, as required, and the adoption had no impact on the Company’s results of operations, financial condition or liquidity.

Accounting for servicing of financial assets

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 requires an entity to recognize, in certain situations, a servicing asset or servicing liability when it undertakes an obligation to service a financial asset, requires all separately recognized servicing assets and liabilities to be initially measured at fair value (if practicable), permits alternative subsequent measurement methods for each class of servicing assets and liabilities, permits a limited one-time reclassification of available-for-sale securities to trading securities at adoption, requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the balance sheet and requires additional disclosures. The Company adopted SFAS No. 156 on January 1, 2007, as required, continuing to use the amortization method, and the adoption had no impact on the Company’s results of operations, financial condition or liquidity.

Accounting for uncertainty in income taxes

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation prescribes a “more-likely-than-not” recognition threshold and measurement attribute (the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with tax authorities) for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and, accordingly, the Company adopted FIN 48 in the first quarter of 2007. The impact to the Company was a reclassification of certain deferred tax liabilities to a liability for tax uncertainties and a charge of $0.2 million to retained earnings as of January 1, 2007 for the cumulative effect of adoption of FIN 48. Also see Note 10.

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

The fair value option for financial assets and financial liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which should improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 must be adopted by January 1, 2008. The Company plans to adopt SFAS No. 159 on January 1, 2008. Management has not yet determined what impact, if any, the adoption of SFAS No. 159 will have on the Company’s financial statements.

(10)	Income taxes

In general, prior to January 1, 2007, the Company (except for ASB) recorded known interest and penalties on income taxes in “Interest expense – other than bank” (in “Interest and other charges” in HECO’s consolidated statements of income) and ASB recorded known interest and penalties on income taxes in “Expenses—Bank” (in “Other expense” in ASB’s consolidated statements of income). Since the adoption of FIN 48, the electric utilities and ASB record all (potential and known) interest and penalties on income taxes in “Interest and other charges” and “Other expense,” respectively, but the Company records such amounts in “Interest expense – other than on deposit liabilities and other bank borrowings.” For the first quarter of 2006, interest accrued on income taxes was insignificant. For the first quarter of 2007, $0.3 million of interest on income taxes was reflected in “Interest expense – other than on deposit liabilities and bank borrowings.”

As of January 1, 2007, the total amount of accrued interest and penalties related to uncertain tax positions and recognized on the balance sheet was $1.6 million.

As of January 1, 2007, the total amount of unrecognized tax benefits was $11.3 million, and of this amount, $0.6 million, if recognized, would affect the Company’s effective tax rate. Management concluded that it is reasonably possible that the unrecognized tax benefits will significantly decrease within the next 12 months due to the resolution of issues under examination by the Internal Revenue Service. Management cannot estimate the range of the reasonably possible change.

As of January 1, 2007, the tax years 2003 to 2006 remain subject to examination by the Internal Revenue Service and Department of Taxation of the State of Hawaii. HEIII, which owns leveraged lease investments in other states, is also subject to examination by those state tax authorities for tax years 2003 to 2006.

The Company’s effective tax rate for the first quarter of 2007 was 28%, compared to an effective tax rate for the first quarter of 2006 of 38%. The lower effective tax rate was primarily due to the impact of state tax credits recognized against a smaller income tax expense base and the acceleration of the state tax credits associated with the write-off of a portion of CT-4 and CT-5 costs.

(11)	Sale of shares in Hoku Scientific, Inc.

HEI Properties, Inc. (HEIPI) held shares of Hoku Scientific, Inc. (Hoku), a materials science company focused on clean energy technologies. Shares of Hoku began trading on the Nasdaq Stock Market on August 5, 2005 and since then HEIPI had classified its Hoku shares as trading securities, carried at fair value with changes in fair value recorded in earnings. HEIPI began selling Hoku stock in February 2006 when its lock-up agreement expired. In the first quarter of 2006, HEIPI recognized a $0.4 million loss (unrealized and realized, net of taxes) on its Hoku shares. As of December 31, 2006, HEIPI had carried its remaining investment in Hoku shares at $1.2 million. In January 2007, HEIPI sold its remaining Hoku shares for a net after-tax gain of $0.9 million.

(12)	Credit agreement

Effective April 3, 2006, HEI entered into a revolving unsecured credit agreement establishing a line of credit facility of $100 million, with a letter of credit sub-facility, expiring on March 31, 2011, with a syndicate of eight financial institutions. Any draws on the facility bear interest, at the option of HEI, at either the “Adjusted LIBO Rate” plus 50 basis points or the greater of (a) the “Prime Rate” and (b) the sum of the “Federal Funds Rate” plus 50 basis points, as defined in the agreement. The annual fee is 10 basis points on the undrawn commitment amount. The agreement contains provisions for revised pricing in the event of a ratings change. For example, a ratings downgrade of HEI’s Senior Debt Rating (e.g., from BBB/Baa2 to BBB-/Baa3 by S&P and Moody’s, respectively) would result in a commitment fee increase of 2.5 basis points and an interest rate increase of 10 basis points on any drawn amounts. On the other hand, a ratings upgrade (e.g., from BBB/Baa2 to BBB+/Baa1) would result in a commitment fee decrease of 2 basis points and an interest rate decrease of 10 basis points on any drawn amounts. The agreement does not contain clauses that would affect access to the lines by reason of a ratings downgrade, nor does it have a broad “material adverse change” clause. However, the agreement does contain customary conditions which must be met in order to draw on it, such as the accuracy of certain of its representations at the time of a draw and compliance with its covenants (such as covenants preventing its subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, HEI). In addition to customary defaults, HEI’s failure to maintain its financial ratio, as defined in the agreement, or meet other requirements will result in an event of default. For example, under the agreement, it is an event of default if HEI fails to maintain a nonconsolidated “Capitalization Ratio” (funded debt) of 50% or less (ratio of 27% as of March 31, 2007, as calculated under the agreement) and “Consolidated Net Worth” of $850 million (Net Worth of $1.3 billion as of March 31, 2007, as calculated under the agreement), if there is a “Change in Control” of HEI, if any event or condition occurs that results in any “Material Indebtedness” of HEI being subject to acceleration prior to its scheduled maturity, if any “Material Subsidiary Indebtedness” actually becomes due prior to its scheduled maturity, or if ASB fails to remain well capitalized and to maintain specified minimum capital ratios. HEI’s syndicated credit facility is maintained to support the issuance of commercial paper, but may also be drawn to make investments in and advances to its subsidiaries, and for the Company’s working capital and general corporate purposes. As of May 1, 2007, the $100 million credit facility remained undrawn.

See Note 10 of HECO’s “Notes to Consolidated Financial Statements” for a discussion of HECO’s credit facility.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

Three months ended March 31	2007	2006
(in thousands, except ratio of earnings to fixed charges)
Operating revenues	$446,797	$473,971

Operating expenses
Fuel oil	159,929	175,338
Purchased power	111,516	117,720
Other operation	47,193	42,019
Maintenance	27,336	17,052
Depreciation	34,267	32,533
Taxes, other than income taxes	42,547	44,523
Income taxes	4,506	13,224

	427,294	442,409

Operating income	19,503	31,562

Other income (loss)
Allowance for equity funds used during construction	1,232	1,548
Other, net	(6,198)	909

	(4,966)	2,457

Income before interest and other charges	14,537	34,019

Interest and other charges
Interest on long-term debt	11,496	10,778
Amortization of net bond premium and expense	546	543
Other interest charges	2,141	1,913
Allowance for borrowed funds used during construction	(598)	(702)
Preferred stock dividends of subsidiaries	229	229

	13,814	12,761

Income before preferred stock dividends of HECO	723	21,258
Preferred stock dividends of HECO	270	270

Net income for common stock	$453	$20,988

Ratio of earnings to fixed charges (SEC method)	.99	3.38

HEI owns all the common stock of HECO. Therefore, per share data with respect to shares of common stock of HECO are not meaningful.

See accompanying “Notes to Consolidated Financial Statements” for HECO.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(in thousands, except par value)	March 31, 2007	December 31, 2006
Assets
Utility plant, at cost
Land	$35,288	$35,242
Plant and equipment	4,009,677	4,002,929
Less accumulated depreciation	(1,581,161)	(1,558,913)
Plant acquisition adjustment, net	80	93
Construction in progress	106,396	95,619

Net utility plant	2,570,280	2,574,970

Current assets
Cash and equivalents	12,414	3,859
Customer accounts receivable, net	110,656	125,524
Accrued unbilled revenues, net	77,215	92,195
Other accounts receivable, net	7,173	4,423
Fuel oil stock, at average cost	66,715	64,312
Materials and supplies, at average cost	32,466	30,540
Other	9,274	9,695

Total current assets	315,913	330,548

Other long-term assets
Regulatory assets	117,078	112,349
Unamortized debt expense	16,044	13,722
Other	31,239	31,545

Total other long-term assets	164,361	157,616

	$3,050,554	$3,063,134

Capitalization and liabilities
Capitalization
Common stock, $6 2/3 par value, authorized 50,000 shares; outstanding 12,806 shares	$85,387	$85,387
Premium on capital stock	299,214	299,214
Retained earnings	700,085	700,252
Accumulated other comprehensive loss, net of income tax benefits	(124,689)	(126,650)

Common stock equity	959,997	958,203
Cumulative preferred stock – not subject to mandatory redemption	34,293	34,293
Long-term debt, net	858,144	766,185

Total capitalization	1,852,434	1,758,681

Current liabilities
Short-term borrowings–nonaffiliates	47,242	113,107
Accounts payable	100,037	102,512
Interest and preferred dividends payable	14,219	10,645
Taxes accrued	115,221	152,182
Other	33,286	43,120

Total current liabilities	310,005	421,566

Deferred credits and other liabilities
Deferred income taxes	106,418	118,055
Regulatory liabilities	245,440	240,619
Unamortized tax credits	57,743	57,879
Other	201,015	189,606

Total deferred credits and other liabilities	610,616	606,159

Contributions in aid of construction	277,499	276,728

	$3,050,554	$3,063,134

See accompanying “Notes to Consolidated Financial Statements” for HECO.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholder’s Equity (unaudited)

	Common stock		Premium on capital stock	Retained earnings	Accumulated other comprehensive loss	Total
(in thousands, except per share amounts)	Shares	Amount
Balance, December 31, 2006	12,806	$85,387	$299,214	$700,252	$(126,650)	$958,203
Comprehensive income:
Net income	—	—	—	453	—	453
Defined benefit pension plans - amortization of net loss, prior service cost and transition obligation included in net periodic pension cost, net of taxes of $1,268	—	—	—	—	1,961	1,961

Comprehensive income	—	—	—	453	1,961	2,414

Adjustment to initially apply FIN 48	—	—	—	(620)	—	(620)

Balance, March 31, 2007	12,806	$85,387	$299,214	$700,085	$(124,689)	$959,997

Balance, December 31, 2005	12,806	$85,387	$299,214	$654,686	$(28)	$1,039,259
Net income	—	—	—	20,988	—	20,988
Common stock dividends	—	—	—	(13,640)	—	(13,640)

Balance, March 31, 2006	12,806	$85,387	$299,214	$662,034	$(28)	$1,046,607

See accompanying “Notes to Consolidated Financial Statements” for HECO.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

Three months ended March 31	2007	2006
(in thousands)
Cash flows from operating activities
Income before preferred stock dividends of HECO	$723	$21,258
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
Depreciation of property, plant and equipment	34,267	32,533
Other amortization	1,306	1,678
Writedown of utility plant	11,701	—
Deferred income taxes	(8,166)	(4,390)
Tax credits, net	583	1,229
Allowance for equity funds used during construction	(1,232)	(1,548)
Changes in assets and liabilities
Decrease in accounts receivable	12,118	16,330
Decrease in accrued unbilled revenues	14,980	9,913
Increase in fuel oil stock	(2,403)	(7,833)
Increase in materials and supplies	(1,926)	(1,821)
Increase in regulatory assets	(1,603)	(1,119)
Decrease in accounts payable	(2,475)	(6,736)
Decrease in taxes accrued	(36,961)	(19,472)
Changes in other assets and liabilities	7,706	9,445

Net cash provided by operating activities	28,618	49,467

Cash flows from investing activities
Capital expenditures	(34,822)	(43,079)
Contributions in aid of construction	2,495	6,623
Other	—	108

Net cash used in investing activities	(32,327)	(36,348)

Cash flows from financing activities
Common stock dividends	—	(13,640)
Preferred stock dividends	(270)	(270)
Proceeds from issuance of long-term debt	215,679	—
Repayment of long-term debt	(126,000)	—
Net increase (decrease) in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	(65,865)	8,992
Decrease in cash overdraft	(11,280)	(6,460)

Net cash provided by (used in) financing activities	12,264	(11,378)

Net increase in cash and equivalents	8,555	1,741
Cash and equivalents, beginning of period	3,859	143

Cash and equivalents, end of period	$12,414	$1,884

See accompanying “Notes to Consolidated Financial Statements” for HECO.

Hawaiian Electric Company, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto incorporated by reference in HECO’s Form 10-K for the year ended December 31, 2006.

In the opinion of HECO’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HECO and its subsidiaries as of March 31, 2007 and December 31, 2006 and the results of their operations and cash flows for the three months ended March 31, 2007 and 2006. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year. When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the current presentation.

(2)	Unconsolidated variable interest entities

HECO Capital Trust III

HECO Capital Trust III (Trust III) was created and exists for the exclusive purposes of (i) issuing in March 2004 2,000,000 6.50% Cumulative Quarterly Income Preferred Securities, Series 2004 (2004 Trust Preferred Securities) ($50 million aggregate liquidation preference) to the public and trust common securities ($1.5 million aggregate liquidation preference) to HECO, (ii) investing the proceeds of these trust securities in 2004 Debentures issued by HECO in the principal amount of $31.5 million and issued by each of Hawaii Electric Light Company, Inc. (HELCO) and Maui Electric Company, Limited (MECO) in the respective principal amounts of $10 million, (iii) making distributions on the trust securities and (iv) engaging in only those other activities necessary or incidental thereto. The 2004 Trust Preferred Securities are mandatorily redeemable at the maturity of the underlying debt on March 18, 2034, which maturity may be extended to no later than March 18, 2053; and are redeemable at the issuer’s option without premium beginning on March 18, 2009. The 2004 Debentures, together with the obligations of HECO, HELCO and MECO under an expense agreement and HECO’s obligations under its trust guarantee and its guarantee of the obligations of HELCO and MECO under their respective debentures, are the sole assets of Trust III. Trust III has at all times been an unconsolidated subsidiary of HECO. Since HECO, as the common security holder, does not absorb the majority of the variability of Trust III, HECO is not the primary beneficiary and does not consolidate Trust III in accordance with FIN 46R, “Consolidation of Variable Interest Entities.” Trust III’s balance sheets as of March 31, 2007 and December 31, 2006 each consisted of $51.5 million of 2004 Debentures; $50.0 million of 2004 Trust Preferred Securities; and $1.5 million of trust common securities. Trust III’s income statements for three months ended March 31, 2007 and 2006 each consisted of $0.8 million of interest income received from the 2004 Debentures; $0.8 million of distributions to holders of the Trust Preferred Securities; and $25,000 of common dividends on the trust common securities to HECO. So long as the 2004 Trust Preferred Securities are outstanding, HECO is not entitled to receive any funds from Trust III other than pro rata distributions, subject to certain subordination provisions, on the trust common securities. In the event of a default by HECO in the performance of its obligations under the 2004 Debentures or under its Guarantees, or in the event HECO, HELCO or MECO elect to defer payment of interest on any of their respective 2004 Debentures, then HECO will be subject to a number of restrictions, including a prohibition on the payment of dividends on its common stock.

Purchase power agreements

As of March 31, 2007, HECO and its subsidiaries had six PPAs for a total of 540 megawatts (MW) of firm capacity, and other PPAs with smaller independent power producers (IPPs) and Schedule Q providers that supplied as-available energy. Approximately 91% of the 540 MW of firm capacity is under PPAs, entered into before December 31, 2003, with AES Hawaii, Inc. (AES Hawaii), Kalaeloa Partners, L.P. (Kalaeloa), Hamakua Energy Partners, L.P. (HEP) and HPOWER. Purchases from all IPPs for the three months ended March 31, 2007 totaled $112 million, with purchases from AES Hawaii, Kalaeloa, HEP and HPOWER totaling $35 million, $35 million, $15 million and $8 million, respectively. The primary business activities of these IPPs are the generation and sale of power to HECO and its subsidiaries (and municipal waste disposal in the case of HPOWER). Current financial information about the size, including total assets and revenues, for many of these IPPs is not publicly available.

Under FIN 46R, an enterprise with an interest in a variable interest entity (VIE) or potential VIE created before December 31, 2003 (and not thereafter materially modified) is not required to apply FIN 46R to that entity if the enterprise is unable to obtain, after making an exhaustive effort, the necessary information.

HECO reviewed its significant PPAs and determined in 2004 that the IPPs had no contractual obligation to provide such information. In March 2004, HECO and its subsidiaries sent letters to all of their IPPs, except the Schedule Q providers, requesting the information that they need to determine the applicability of FIN 46R to the respective IPP, and subsequently contacted most of the IPPs to explain and repeat its request for information. (HECO and its subsidiaries excluded their Schedule Q providers from the scope of FIN 46R because their variable interest in the provider would not be significant to the utilities and they did not participate significantly in the design of the provider.) Some of the IPPs provided sufficient information for HECO to determine that the IPP was not a VIE, or was either a “business” or “governmental organization” (HPOWER) as defined under FIN 46R, and thus excluded from the scope of FIN 46R. Other IPPs, including the three largest, declined to provide the information necessary for HECO to determine the applicability of FIN 46R, and HECO was unable to apply FIN 46R to these IPPs.

As required under FIN 46R, HECO has continued after 2004 its efforts to obtain from the IPPs the information necessary to make the determinations required under FIN 46R. In January 2005, 2006 and 2007, HECO and its subsidiaries again sent letters to the IPPs that were not excluded from the scope of FIN 46R, requesting the information required to determine the applicability of FIN 46R to the respective IPP. All of these IPPs again declined to provide the necessary information, except that Kalaeloa (see below) and Kaheawa Wind Power, LLC (KWP) have now provided their information. Management has concluded that MECO does not have to consolidate KWP (which began selling power to MECO in June 2006 from its 30 MW windfarm) as MECO does not have a variable interest in KWP because the PPA does not require MECO to absorb variability of KWP.

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

Kalaeloa Partners, L.P. In October 1988, HECO entered into a PPA with Kalaeloa, subsequently approved by the PUC, which provided that HECO would purchase 180 MW of firm capacity for a period of 25 years beginning in May 1991. In October 2004, HECO and Kalaeloa entered into amendments to the PPA, subsequently approved by the PUC, which together effectively increased the firm capacity from 180 MW to 208 MW. The energy payments that HECO makes to Kalaeloa include: 1) a fuel component, with a fuel price adjustment based on the cost of low sulfur fuel oil, 2) a fuel additives cost component and 3) a non-fuel component, with an adjustment based on changes in the Gross National Product Implicit Price Deflator. The capacity payments that HECO makes to Kalaeloa are fixed in accordance with the PPA.

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

Pursuant to the provisions of FIN 46R, HECO is deemed to have a variable interest in Kalaeloa by reason of the provisions of HECO’s PPA with Kalaeloa. However, management has concluded that HECO is not the primary beneficiary of Kalaeloa because HECO does not absorb the majority of Kalealoa’s expected losses nor receive a majority of Kalaeloa’s expected residual returns and, thus, HECO has not consolidated Kalaeloa in its consolidated financial statements. A significant factor affecting the level of expected losses HECO would absorb is the fact that HECO’s exposure to fuel price variability is limited to the remaining term of the PPA as compared to the facility’s remaining useful life. Although HECO absorbs fuel price variability for the remaining term of the PPA, the PPA does not currently expose HECO to losses as the fuel and fuel related energy payments under the PPA have been approved by the PUC for recovery from customers through base electric rates and through HECO’s ECAC to the extent the fuel and fuel-related energy payments are not included in base energy rates.

Apollo Energy Corporation. In October 2004, HELCO and Apollo Energy Corporation (Apollo) executed a restated and amended PPA which enables Apollo to repower its 7 MW facility, and install additional capacity, for a total allowed capacity of 20.5 MW (targeted for commercial operation in the second quarter of 2007). In December 2005, Apollo assigned the PPA to a subsidiary, which voluntarily, unilaterally and irrevocably waived and relinquished its right and benefit under the PPA to collect the floor rate for the entire term of the PPA. Based on information available, management concluded that HELCO does not have to consolidate Apollo as HELCO does not have a variable interest in Apollo because the PPA does not require HELCO to absorb any variability of Apollo.

(3)	Revenue taxes

HECO and its subsidiaries’ operating revenues include amounts for various revenue taxes. Revenue taxes are generally recorded as an expense in the period the related revenues are recognized. HECO and its subsidiaries’ payments to the taxing authorities are based on the prior year’s revenues. For the three months ended March 31, 2007 and 2006, HECO and its subsidiaries included approximately $40 million and $42 million, respectively, of revenue taxes in “operating revenues” and in “taxes, other than income taxes” expense.

(4)	Retirement benefits

For the first quarters of 2007 and 2006, HECO and its subsidiaries paid contributions of $0.3 million and $2.7 million, respectively, to their retirement benefit plans. HECO and its subsidiaries’ current estimate of contributions to their retirement benefit plans in 2007 is $13.4 million, compared to contributions of $9.8 million in 2006. In addition, HECO and its subsidiaries expect to pay directly $0.5 million of benefits in 2007 compared to $0.6 million paid in 2006.

The components of net periodic benefit cost were as follows:

	Pension benefits		Other benefits
Three months ended March 31	2007	2006	2007	2006
(in thousands)
Service cost	$6,331	$6,540	$1,200	$1,235
Interest cost	12,822	12,039	2,787	2,659
Expected return on plan assets	(15,224)	(15,932)	(2,257)	(2,427)
Amortization of unrecognized transition obligation	—	1	782	782
Amortization of prior service gain	(190)	(193)	—	—
Recognized actuarial loss	2,616	2,714	—	213

Net periodic benefit cost	$6,355	$5,169	$2,512	$2,462

Of the net periodic benefit costs, HECO and its subsidiaries recorded expense of $7 million and $6 million in the first quarters of 2007 and 2006, respectively, and charged the remaining amounts primarily to electric utility plant.

In an April 4, 2007 interim Decision and Order (D&O) in HELCO’s 2006 test year rate case, the PUC approved on an interim basis the adoption of a pension tracking mechanism proposed by the Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii (Consumer Advocate). The mechanism is intended to smooth the impact to ratepayers of potential fluctuations in pension costs, and generally would require HELCO to make contributions to the pension trust in the amount of the actuarially calculated net periodic pension cost that would be allowed without penalty by the tax laws. A similar tracking mechanism for postretirement benefits other than pensions was also approved on an interim basis. As a result of these approvals, which are subject to the PUC’s final D&O, HELCO will reclassify, beginning April 5, 2007, to a regulatory asset the charge for retirement benefits that would otherwise be recorded in accumulated other comprehensive income (pursuant to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”).

(5)	Commitments and contingencies

Interim increases

On September 27, 2005, the PUC issued an Interim D&O in HECO’s 2005 test year rate case granting a general rate increase on Oahu of 4.36%, or $53.3 million (3.33%, or $41.1 million excluding the transfer of certain costs from a surcharge line item on electric bills into base electricity charges), which was implemented on September 28, 2005.

On April 4, 2007, the PUC issued an interim D&O in HELCO’s 2006 test year rate case granting a general rate increase on the island of Hawaii of 7.58%, or $24.6 million, which was implemented on April 5, 2007.

As of March 31, 2007, HECO and its subsidiaries had recognized $91 million of revenues with respect to interim orders ($14 million related to interim orders regarding certain integrated resource planning costs and $77 million related to an interim order with respect to Oahu’s general rate increase request based on a 2005 test year), which revenues are subject to refund, with interest, if and to the extent they exceed the amounts allowed in final orders.

Energy cost adjustment clauses.

On June 19, 2006, the PUC issued an order in HECO’s pending rate case based on a 2005 test year, indicating that the record in the pending case has not been developed for the purpose of addressing the factors in Act 162, signed into law by the Governor of Hawaii on June 2, 2006. Act 162 states that any automatic fuel rate adjustment clause requested by a public utility in an application filed with the PUC shall be designed, as determined in the PUC’s discretion, to (1) fairly share the risk of fuel cost changes between the public utility and its customers, (2) provide the public utility with sufficient incentive to reasonably manage or lower its fuel costs and encourage greater use of renewable energy, (3) allow the public utility to mitigate the risk of sudden or frequent fuel cost changes that cannot otherwise reasonably be mitigated through other commercially available means, such as through fuel hedging contracts, (4) preserve, to the extent reasonably possible, the public utility’s financial integrity, and (5) minimize, to the extent reasonably possible, the public utility’s need to apply for frequent applications for general rate increases to account for the changes to its fuel costs. While the PUC already reviewed the automatic fuel rate adjustment clause in rate cases, Act 162 required that these five specific factors be addressed in the record. The PUC’s order requested the parties in the rate case proceeding to meet informally to determine a procedural schedule to address the issues relating to HECO’s ECAC that are raised by Act 162. The parties in the rate case proceeding are HECO, the Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii (Consumer Advocate), and the federal Department of Defense (DOD).

On June 30, 2006, HECO and the Consumer Advocate filed a stipulation requesting that the PUC not review the Act 162 ECAC issues in the pending rate case based on a 2005 test year since HECO’s application was filed and the record in the proceeding was completed before Act 162 was signed into law, and the settlement agreement entered into by the parties in the rate case (subject to PUC approval) included a provision allowing the existing ECAC to be continued. On August 7, 2006, an amended stipulation was filed in substantially the same form as the June 30, 2006 stipulation, but also included the DOD. Management cannot predict whether the PUC will accept the disposition of the Act 162 issue proposed in the amended stipulation or, if not, the procedural steps or procedural schedule that will be adopted to address the issues that are raised by Act 162 or the timing of the PUC’s issuance of a final D&O in HECO’s pending 2005 test year rate case.

The ECAC provisions of Act 162 were reviewed in the HELCO rate case based on a 2006 test year and will be reviewed in the HECO and MECO rate cases based on 2007 test years. In the HELCO 2006 test year rate case, the filed testimony of the Consumer Advocate’s consultant concluded that HELCO’s ECAC provides a fair sharing of the risks of fuel cost changes between HELCO and its ratepayers in a manner that preserves the financial integrity of HELCO without the need for frequent rate filings. On April 4, 2007 the PUC issued an interim D&O in the HELCO 2006 test year rate case which reflected the continuation of HELCO’s ECAC, consistent with a settlement agreement reached between HELCO and the Consumer Advocate.

Management cannot predict the ultimate effect of the required Act 162 analysis on the continuation of the electric utilities’ existing ECACs.

HELCO power situation

In 1991, HELCO began planning to meet increased electric generation demand forecast for 1994. It planned to install at its Keahole power plant two 20 MW combustion turbines (CT-4 and CT-5), followed by an 18 MW heat recovery steam generator (ST-7), at which time these units would be converted to a 56 MW (net) dual-train combined-cycle unit. In January 1994, the PUC approved expenditures for CT-4. In 1995, the PUC allowed HELCO to pursue construction of and commit expenditures for CT-5 and ST-7, but noted that such costs are not to be included in rate base until the project is installed and “is used and useful for utility purposes.” As a result of the final resolution of various proceedings, CT-4 and CT-5 became operational in mid-2004, there are no pending lawsuits involving the project, and work on ST-7 is proceeding. Noise mitigation equipment has been installed on CT-4 and CT-5 and additional noise mitigation work is ongoing to ensure compliance with the night-time noise standard applicable to the plant. Currently, HELCO can operate the generating units at Keahole as required to meet its system needs.

Settlement Agreement; ST-7 costs incurred. In 2003, the parties opposing the plant expansion project (other than Waimana Enterprises, Inc. (Waimana), which did not participate in the settlement discussions and opposed the settlement) entered into a settlement agreement with HELCO and several Hawaii regulatory agencies, intended in part to permit HELCO to complete CT-4 and CT-5 (Settlement Agreement). The Settlement Agreement required HELCO to undertake a number of actions including expediting efforts to obtain the permits and approvals necessary for installation of ST-7 with selective catalytic reduction emissions control equipment, assisting the Department of Hawaiian Home Lands in installing solar water heating in its housing projects, supporting the Keahole Defense Coalition’s participation in certain PUC cases, and cooperating with neighbors and community groups (including a Hot Line service). Other than required payments to other parties to the settlement agreement, which were timely made, many of these actions are ongoing.

HELCO’s plans for ST-7 are progressing. In November 2003, HELCO filed a boundary amendment petition (to reclassify the Keahole plant site from conservation land use to urban land use) with the State of Hawaii Land Use Commission, which boundary amendment was approved in October 2005. In May 2006, HELCO obtained the County of Hawaii rezoning to a “General Industrial” classification, and in June 2006, received approval for a covered source permit amendment to include selective catalytic reduction with the installation of ST-7. Management believes that any other required permits will be obtained and anticipates an in-service date for ST-7 in late 2009. HELCO has commenced engineering, design and certain construction work for ST-7. HELCO’s current cost estimate for ST-7 is approximately $92 million, of which approximately $1.2 million has been incurred through March 31, 2007.

CT-4 and CT-5 costs incurred. HELCO’s capitalized costs incurred in its efforts to put CT-4 and CT-5 into service and to support existing units (excluding costs for pre-air permit facilities) amounted to approximately $110 million. The $110 million of costs was reclassified from construction in progress to plant and equipment in 2004 ($103 million) and 2005 ($7 million) and depreciated beginning January 1, 2005 and 2006, respectively, and HELCO sought recovery of these costs as part of its 2006 test year rate case.

In March 2007, HELCO and the Consumer Advocate reached a settlement of the issues in the HELCO 2006 rate case proceeding, subject to PUC approval. Under the settlement, HELCO agreed to write-off approximately $12 million of plant-in-service costs, net of average accumulated depreciation, relating to CT-4 and CT-5, resulting in an after-tax charge to net income in the first quarter of 2007 of approximately $7 million (included in “Other, net” under “Other income (loss)” on HECO’s consolidated statement of income).

In April 2007, the PUC issued an interim D&O granting HELCO a 7.58% increase in rates, which reflects the settlement agreement reached between HELCO and the Consumer Advocate, including the agreement to write-off a portion of CT-4 and CT-5 costs. However, the interim order does not commit the PUC to accept any of the amounts in the interim increase in its final order. If it becomes probable that the PUC, in its final order, will disallow additional costs incurred for CT-4 and CT-5 for rate-making purposes, HELCO will be required to record an additional write-off.

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

HECO continued to believe that the proposed reliability project (the East Oahu Transmission Project) was needed and, in December 2003, filed an application with the PUC requesting approval to commit funds (currently estimated at $63 million; see costs incurred below) for a revised EOTP using a 46 kV system. In March 2004, the PUC granted intervenor status to an environmental organization and three elected officials (collectively treated as one party), and a more limited participant status to four community organizations. The environmental review process for the revised EOTP was completed and the PUC issued a Finding of No Significant Impact in April 2005.

In written testimony filed in June 2005, the consultant for the Consumer Advocate contended that HECO should always have planned for a project using only the 46 kV system and recommended that HECO be required to expense the $12 million incurred prior to the denial in 2002 of the approval necessary for the partial underground/partial overhead 138 kV line, and the related allowance for funds used during construction (AFUDC) of $5 million. In rebuttal testimony filed in August 2005, HECO contested the consultant’s recommendation, emphasizing that the originally proposed 138 kV line would have been a more comprehensive and robust solution to the transmission concerns the project addressed. The PUC held an evidentiary hearing on HECO’s application in November 2005, and post-hearing briefing was completed in March 2006. Just prior to the November 2005 evidentiary hearing, the PUC approved that part of a stipulation between HECO and the Consumer Advocate providing that (i) this proceeding should determine whether HECO should be given approval to expend funds for the EOTP, but with the understanding that no part of the EOTP costs may be recovered from ratepayers unless and until the PUC grants HECO recovery in a rate case (which is consistent with other projects) and (ii) the issue as to whether the pre-2003 planning and permitting costs, and related AFUDC, should be included in the project costs is reserved to, and may be raised in, the next HECO rate case (or other proceeding) in which HECO seeks approval to recover the EOTP costs.

Subject to obtaining PUC approval and other construction permits, HECO plans to construct the revised project, none of which is in conservation district lands, in two phases. The first phase is currently projected to be completed in 2009, subject to the timing of PUC approval, and the completion date of the second phase is being evaluated.

As of March 31, 2007, the accumulated costs recorded for the EOTP amounted to $31 million, including (i) $12 million of planning and permitting costs incurred prior to 2003, (ii) $5 million of planning and permitting costs incurred after 2002 and (iii) $14 million for AFUDC. Management believes no adjustment to project costs is required as of March 31, 2007. However, if it becomes probable that the PUC will disallow some or all of the incurred costs for rate-making purposes, HECO may be required to write off a material portion or all of the project costs incurred in its efforts to put the project into service whether or not it is completed.

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

Honolulu Harbor investigation. In 1995, the Department of Health of the State of Hawaii (DOH) issued letters indicating that it had identified a number of parties, including HECO, who appeared to be potentially responsible for historical subsurface petroleum contamination and/or operated their facilities upon petroleum-contaminated land at or near Honolulu Harbor in the Iwilei district of Honolulu. Certain of the identified parties formed a work group to determine the nature and extent of any contamination and appropriate response actions, as well as to identify additional potentially responsible parties (PRPs). The U.S. Environmental Protection Agency (EPA) became involved in the investigation in June 2000. Later in 2000, the DOH issued notices to additional PRPs. The parties in the work group and some of the new PRPs (collectively, the Participating Parties) entered into a joint defense agreement and signed a voluntary response agreement with the DOH. The Participating Parties agreed to fund investigative and remediation work using an interim cost allocation method (subject to a final allocation) and have organized a limited liability company to perform the work.

In 2001, management developed a preliminary estimate of HECO’s share of costs for continuing investigative work, remedial activities and monitoring at the Iwilei Unit of approximately $1.1 million (which was expensed in 2001 and of which $0.8 million has been expended through March 31, 2007). Since 2001, subsurface investigation and assessment have been conducted and several preliminary oil removal tasks have been performed at the Iwilei Unit in accordance with notices of interest issued by the EPA and the DOH.

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

As of March 31, 2007, the accrual (amounts expensed less amounts expended) related to the Honolulu Harbor investigation was $1.5 million. Because (1) the full scope of additional investigative work, remedial activities and monitoring remain to be determined, (2) the final cost allocation method among the PRPs has not yet been established and (3) management cannot estimate the costs to be incurred (if any) for the sites other than the Iwilei Unit (such as its Honolulu power plant, which is located in the “Downtown” unit of the Honolulu Harbor site), the cost estimate may be subject to significant change and additional material investigative and remedial costs may be incurred.

Regional Haze Rule amendments. In June 2005, the EPA finalized amendments to the July 1999 Regional Haze Rule that require emission controls known as best available retrofit technology (BART) for industrial facilities emitting air pollutants that reduce visibility in National Parks by causing or contributing to regional haze. States must develop BART implementation plans and schedules in accordance with the amended regional haze rule by December 2007. After Hawaii adopts its plan, HECO, HELCO and MECO will evaluate the plan’s impacts, if any, on them. If any of the utilities’ generating units are ultimately required to install post-combustion control technologies to meet BART emission limits, the resulting capital and operations and maintenance costs could be significant.

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

On January 25, 2007, the U.S. Circuit Court for the Second Circuit issued a decision in Riverkeeper, Inc. v. EPA that remanded for further consideration and proceedings significant portions of the rule and found other portions of the rule to be impermissible. In particular, the court determined that restoration and the cost-benefit test were impermissible under the Clean Water Act. It also remanded the best technology available determination to permit the EPA to provide a reasoned explanation for its decision or a new determination. It remanded the cost-cost test for the EPA’s further consideration based on the best technology available determination and to afford adequate notice. Although the EPA has not announced its plans, it has obtained an extension of time to request a rehearing or to file an appeal to the U.S. Supreme Court. If the decision stands, the Court of Appeals ruling reduces the compliance options available to HECO. In addition, the EPA has not issued a schedule for rulemaking, which would be necessary to comply with the court’s decision. On March 20, 2007, the EPA announced it had “suspended” the rule pending appeal or additional rulemaking. In the announcement, the EPA provided guidance to federal and state permit writers that they should use their “best professional judgment” in determining permit conditions regarding cooling water intake requirements at existing power plants. Currently, this guidance does not affect the HECO facilities subject to the cooling water intake requirements because none of the facilities are subject to permit renewal until mid-2009. Due to the uncertainties raised by the court’s decision as well as the need for further rulemaking by the EPA, management is unable to predict which compliance options, some of which could entail significant capital expenditures to implement, will be applicable to its facilities.

Collective bargaining agreements

As of March 31, 2007, approximately 58% of the electric utilities’ employees are members of the International Brotherhood of Electrical Workers, AFL-CIO, Local 1260, Unit 8, which is the only union representing employees of the Company. The current collective bargaining and benefit agreements cover a four-year term, from November 1, 2003 to October 31, 2007, and provided for non-compounded wage increases (3% on November 1, 2003; 1.5% on November 1, 2004, May 1, 2005, November 1, 2005 and May 1, 2006; and 3% on November 1, 2006). Negotiations for new agreements are expected to begin in the third quarter of 2007.

(6)	Cash flows

Supplemental disclosures of cash flow information

For the three months ended March 31, 2007 and 2006, HECO and its subsidiaries paid interest amounting to $11.0 million and $7.6 million, respectively.

For the three months ended March 31, 2007 and 2006, HECO and its subsidiaries paid income taxes amounting to $5.5 million and $4.9 million, respectively.

Supplemental disclosure of noncash activities

The allowance for equity funds used during construction, which was charged to construction in progress as part of the cost of electric utility plant, amounted to $1.2 million and $1.5 million for the three months ended March 31, 2007 and 2006, respectively.

(7)	Recent accounting pronouncements and interpretations

For a discussion of recent accounting pronouncements and interpretations, see Note 9 of HEI’s “Notes to Consolidated Financial Statements.”

(8)	Income taxes

The electric utilities record interest and penalties on income taxes in “Interest and other charges.” Interest accrued on income taxes was insignificant in the first quarter of 2006 and $0.1 million in the first quarter of 2007.

As of January 1, 2007, the total amount of accrued interest and penalties related to uncertain tax positions and recognized on the balance sheet was $0.6 million.

As of January 1, 2007, the total amount of unrecognized tax benefits was $4.7 million, and of this amount, $0.2 million, if recognized, would affect the electric utilities’ effective tax rate. Management concluded that it is reasonably possible that the unrecognized tax benefits will significantly decrease within the next 12 months due to the resolution of issues under examination by the Internal Revenue Service. Management cannot estimate the range of the reasonably possible change.

As of January 1, 2007, the tax years 2003 to 2006 remain subject to examination by the Internal Revenue Service and Department of Taxation of the State of Hawaii.

The electric utilities had a $0.3 million tax benefit in the first quarter of 2007 (compared to an effective tax rate for the first quarter of 2006 of 38%), primarily due to the low pre-tax income and the impact of state tax credits, including the acceleration of the state tax credits associated with the write off of a portion of CT-4 and CT-5 costs.

(9)	Reconciliation of electric utility operating income per HEI and HECO consolidated statements of income

Three months ended March 31	2007	2006
(in thousands)
Operating income from regulated and nonregulated activities before income taxes (per HEI consolidated statements of income)	$12,992	$45,580
Deduct:
Income taxes on regulated activities	(4,506)	(13,224)
Revenues from nonregulated activities	(881)	(1,085)
Add:
Expenses from nonregulated activities	11,898	291

Operating income from regulated activities after income taxes (per HECO consolidated statements of income)	$19,503	$31,562

(10)	Credit agreement

Effective April 3, 2006, HECO entered into a revolving unsecured credit agreement establishing a line of credit facility of $175 million with a syndicate of eight financial institutions. The agreement was for an initial term expiring on March 29, 2007, but the term was subject to an automatic extension to March 31, 2011 upon approval by the PUC. In August 2006, HECO requested PUC approval to maintain the $175 million credit facility for five years. On March 14, 2007 the PUC issued a D&O approving HECO’s request to maintain the credit facility for five years, to borrow under the credit facility with maturities in excess of 364 days, to use the proceeds from any borrowings with maturities in excess of 364 days to finance capital expenditures and/or to repay short-term or other borrowings used to finance or refinance capital expenditures and to use an expedited approval process to obtain PUC approval to increase the facility amount, renew the facility, refinance the facility or change other terms of the facility if such changes are required or desirable.

Any draws on the facility bear interest, at the option of HECO, at either the “Adjusted LIBO Rate” plus 40 basis points or the greater of (a) the “Prime Rate” and (b) the sum of the “Federal Funds Rate” plus 50 basis points, as defined in the agreement. The annual fee is 8 basis points on the undrawn commitment amount. The agreement contains provisions for revised pricing in the event of a ratings change. For example, a ratings downgrade of HECO’s Senior Debt Rating (e.g., from BBB+/Baa1 to BBB/Baa2 by S&P and Moody’s, respectively) would result in a commitment fee increase of 2 basis points and an interest rate increase of 10 basis points on any drawn amounts. On the other hand, a ratings upgrade (e.g., from BBB+/Baa1 to A-/A3) would result in a commitment fee decrease of 1 basis point and an interest rate decrease of 10 basis points on any drawn amounts. The agreement does not contain clauses that would affect access to the lines by reason of a ratings downgrade, nor does it have a broad “material adverse change” clause. However, the agreement does contain customary conditions that must be met in order to draw on it, such as the accuracy of certain of its representations at the time of a draw and compliance with its covenants (such as covenants preventing its subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, HECO, and restricting HECO’s ability, as well as the ability of any of its subsidiaries, to guarantee indebtedness of the subsidiaries if such additional debt would cause the subsidiary’s “Consolidated Subsidiary Funded Debt to Capitalization Ratio” to exceed 65% (ratios of 49% for HELCO and 43% for MECO as of March 31, 2007, as calculated under the agreement)). In addition to customary defaults, HECO’s failure to maintain its financial ratios, as defined in its agreement, or meet other requirements will result in an event of default. For example, under the agreement, it is an event of default if HECO fails to maintain a “Consolidated Capitalization Ratio” (equity) of at least 35% (ratio of 54% as of March 31, 2007, as calculated under the agreement), if HECO fails to remain a wholly-owned subsidiary of HEI or if any event or condition occurs that results in any “Material Indebtedness” of HECO or any of its significant subsidiaries being subject to acceleration prior to its scheduled maturity. HECO’s syndicated credit facility is maintained to support the issuance of commercial paper, but it may also be drawn for general corporate purposes and capital expenditures. As of May 1, 2007, the $175 million credit facility remained undrawn.

(11)	Special Purpose Revenue Bonds (SPRBs)

On March 27, 2007, the Department of Budget and Finance of the State of Hawaii (the Department) issued (pursuant to a 2005 Legislative authorization), at par, Series 2007A SPRBs in the aggregate principal amount of $140 million, with a maturity of March 1, 2037 and a fixed coupon interest rate of 4.65%, and loaned the proceeds to HECO ($100 million), HELCO ($20 million) and MECO ($20 million). Payment of the principal and interest on the SPRBs are insured by a surety bond issued by Financial Guaranty Insurance Company. Proceeds will be used to finance capital expenditures, including reimbursements to the electric utilities for previously incurred capital expenditures which, in turn, will be used primarily to repay short-term borrowings. As of March 31, 2007, approximately $49 million of proceeds from the Series 2007A SPRBs had not yet been drawn and were held by the construction fund trustee. HECO’s long-term debt will increase from time to time as these remaining proceeds are drawn down.

On March 27, 2007, the Department issued, at par, Refunding Series 2007B SPRBs in the aggregate principal amount of $125 million, with a maturity of May 1, 2026 and a fixed coupon interest rate of 4.60%, and loaned the proceeds to HECO ($62 million), HELCO ($8 million) and MECO ($55 million). Proceeds from the sale were applied, together with other funds provided by the electric utilities, to the redemption at par on May 1, 2007 of the $75 million aggregate principal amount of 6.20% Series 1996A SPRBs (which had an original maturity of May 1, 2026) and to the redemption at a 2% premium on April 27, 2007 of the $50 million aggregate principal amount of 5 7/8% Series 1996B SPRBs (which had an original maturity of December 1, 2026). Payment of the principal and interest on the refunding SPRBs are insured by a surety bond issued by Financial Guaranty Insurance Company.

(12)	Consolidating financial information

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

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (unaudited)

Three months ended March 31, 2007

(in thousands)	HECO	HELCO	MECO	RHI	Reclassi- fications and elimina- tions	HECO consoli- dated
Operating revenues	$288,690	78,809	79,298	—	—	$446,797

Operating expenses
Fuel oil	101,062	20,038	38,829	—	—	159,929
Purchased power	78,300	27,062	6,154	—	—	111,516
Other operation	33,485	7,166	6,542	—	—	47,193
Maintenance	16,378	5,568	5,390	—	—	27,336
Depreciation	19,739	7,524	7,004	—	—	34,267
Taxes, other than income taxes	27,702	7,363	7,482	—	—	42,547
Income taxes	1,970	538	1,998	—	—	4,506

	278,636	75,259	73,399	—	—	427,294

Operating income	10,054	3,550	5,899	—	—	19,503

Other income
Allowance for equity funds used during construction	1,087	65	80	—	—	1,232
Equity in earnings of subsidiaries	(2,937)	—	—	—	2,937	—
Other, net	1,485	(6,863)	6	(15)	(811)	(6,198)

	(365)	(6,798)	86	(15)	2,126	(4,966)

Income (loss) before interest and other charges	9,689	(3,248)	5,985	(15)	2,126	14,537

Interest and other charges
Interest on long-term debt	7,125	1,857	2,514	—	—	11,496
Amortization of net bond premium and expense	348	99	99	—	—	546
Other interest charges	2,022	757	173	—	(811)	2,141
Allowance for borrowed funds used during construction	(529)	(31)	(38)	—	—	(598)
Preferred stock dividends of subsidiaries	—	—	—	—	229	229

	8,966	2,682	2,748	—	(582)	13,814

Income (loss) before preferred stock dividends of HECO	723	(5,930)	3,237	(15)	2,708	723
Preferred stock dividends of HECO	270	134	95	—	(229)	270

Net income (loss) for common stock	$453	(6,064)	3,142	(15)	2,937	$453

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (unaudited)

Three months ended March 31, 2006

(in thousands)	HECO	HELCO	MECO	RHI	Reclassi- fications and elimina- tions	HECO consoli- dated
Operating revenues	$318,345	79,451	76,175	—	—	$473,971

Operating expenses
Fuel oil	115,735	20,102	39,501	—	—	175,338
Purchased power	85,454	28,046	4,220	—	—	117,720
Other operation	28,201	7,252	6,566	—	—	42,019
Maintenance	10,557	3,616	2,879	—	—	17,052
Depreciation	18,693	7,431	6,409	—	—	32,533
Taxes, other than income taxes	29,896	7,403	7,224	—	—	44,523
Income taxes	9,057	1,171	2,996	—	—	13,224

	297,593	75,021	69,795	—	—	442,409

Operating income	20,752	4,430	6,380	—	—	31,562

Other income
Allowance for equity funds used during construction	1,077	40	431	—	—	1,548
Equity in earnings of subsidiaries	6,657	—	—	—	(6,657)	—
Other, net	1,241	70	227	(47)	(582)	909

	8,975	110	658	(47)	(7,239)	2,457

Income (loss) before interest and other charges	29,727	4,540	7,038	(47)	(7,239)	34,019

Interest and other charges
Interest on long-term debt	6,743	1,808	2,227	—	—	10,778
Amortization of net bond premium and expense	339	100	104	—	—	543
Other interest charges	1,870	582	43	—	(582)	1,913
Allowance for borrowed funds used during construction	(483)	(19)	(200)	—	—	(702)
Preferred stock dividends of subsidiaries	—	—	—	—	229	229

	8,469	2,471	2,174	—	(353)	12,761

Income (loss) before preferred stock dividends of HECO	21,258	2,069	4,864	(47)	(6,886)	21,258
Preferred stock dividends of HECO	270	134	95	—	(229)	270

Net income (loss) for common stock	$20,988	1,935	4,769	(47)	(6,657)	$20,988

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Balance Sheet (unaudited)

March 31, 2007

(in thousands)	HECO	HELCO	MECO	RHI	Reclassi- fications and elimina- tions	HECO consoli- dated
Assets
Utility plant, at cost
Land	$25,960	4,982	4,346	—	—	$35,288
Plant and equipment	2,437,586	799,880	772,211	—	—	4,009,677
Less accumulated depreciation	(963,202)	(304,340)	(313,619)	—	—	(1,581,161)
Plant acquisition adjustment, net	—	—	80	—	—	80
Construction in progress	87,226	12,779	6,391	—	—	106,396

Net utility plant	1,587,570	513,301	469,409	—	—	2,570,280

Investment in subsidiaries, at equity	365,066	—	—	—	(365,066)	—

Current assets
Cash and equivalents	9,658	2,080	413	263	—	12,414
Advances to affiliates	45,800	—	3,500	—	(49,300)	—
Customer accounts receivable, net	71,097	21,241	18,318	—	—	110,656
Accrued unbilled revenues, net	51,072	13,742	12,401	—	—	77,215
Other accounts receivable, net	2,177	1,238	4,817	—	(1,059)	7,173
Fuel oil stock, at average cost	43,629	7,577	15,509	—	—	66,715
Materials and supplies, at average cost	15,185	5,148	12,133	—	—	32,466
Other	6,856	1,769	649	—	—	9,274

Total current assets	245,474	52,795	67,740	263	(50,359)	315,913

Other long-term assets
Regulatory assets	84,586	15,713	16,779	—	—	117,078
Unamortized debt expense	10,843	2,555	2,646	—	—	16,044
Other	23,660	3,732	3,847	—	—	31,239

Total other long-term assets	119,089	22,000	23,272	—	—	164,361

	$2,317,199	588,096	560,421	263	(415,425)	$3,050,554

Capitalization and liabilities
Capitalization
Common stock equity	$959,997	169,266	195,550	250	(365,066)	$959,997
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	550,972	143,012	164,160	—	—	858,144

Total capitalization	1,533,262	319,278	364,710	250	(365,066)	1,852,434

Current liabilities
Short-term borrowings–nonaffiliates	47,242	—	—	—	—	47,242
Short-term borrowings–affiliate	3,500	45,800	—	—	(49,300)	—
Accounts payable	63,182	14,155	22,700	—	—	100,037
Interest and preferred dividends payable	9,372	2,974	2,142	—	(269)	14,219
Taxes accrued	69,925	21,586	23,710	—	—	115,221
Other	20,593	5,068	8,402	13	(790)	33,286

Total current liabilities	213,814	89,583	56,954	13	(50,359)	310,005

Deferred credits and other liabilities
Deferred income taxes	87,180	8,120	11,118	—	—	106,418
Regulatory liabilities	168,498	43,802	33,140	—	—	245,440
Unamortized tax credits	32,516	12,869	12,358	—	—	57,743
Other	118,300	54,253	28,462	—	—	201,015

Total deferred credits and other liabilities	406,494	119,044	85,078	—	—	610,616

Contributions in aid of construction	163,629	60,191	53,679	—	—	277,499

	$2,317,199	588,096	560,421	263	(415,425)	$3,050,554

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Balance Sheet (unaudited)

December 31, 2006

(in thousands)	HECO	HELCO	MECO	RHI	Reclassi- fications and elimina- tions	HECO consolidated
Assets
Utility plant, at cost
Land	$25,919	4,977	4,346	—	—	$35,242
Plant and equipment	2,428,155	807,474	767,300	—	—	4,002,929
Less accumulated depreciation	(953,187)	(298,590)	(307,136)	—	—	(1,558,913)
Plant acquisition adjustment, net	—	—	93	—	—	93
Construction in progress	80,298	9,745	5,576	—	—	95,619

Net utility plant	1,581,185	523,606	470,179	—	—	2,574,970

Investment in subsidiaries, at equity	367,595	—	—	—	(367,595)	—

Current assets
Cash and equivalents	2,328	738	518	275	—	3,859
Advances to affiliates	54,400	—	—	—	(54,400)	—
Customer accounts receivable, net	81,912	24,228	19,384	—	—	125,524
Accrued unbilled revenues, net	64,235	14,437	13,523	—	—	92,195
Other accounts receivable, net	3,210	1,097	773	—	(657)	4,423
Fuel oil stock, at average cost	40,680	9,761	13,871	—	—	64,312
Materials & supplies, at average cost	13,959	4,892	11,689	—	—	30,540
Other	7,537	1,463	695	—	—	9,695

Total current assets	268,261	56,616	60,453	275	(55,057)	330,548

Other long-term assets
Regulatory assets	82,116	15,349	14,884	—	—	112,349
Unamortized debt expense	9,323	2,282	2,117	—	—	13,722
Other	23,507	4,340	3,698	—	—	31,545

Total other long-term assets	114,946	21,971	20,699	—	—	157,616

	$2,331,987	602,193	551,331	275	(422,652)	$3,063,134

Capitalization and liabilities
Capitalization
Common stock equity	$958,203	175,099	192,231	265	(367,595)	$958,203
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	481,240	131,046	153,899	—	—	766,185

Total capitalization	1,461,736	313,145	351,130	265	(367,595)	1,758,681

Current liabilities
Short-term borrowings-nonaffiliates	113,107	—	—	—	—	113,107
Short-term borrowings-affiliate	—	49,400	5,000	—	(54,400)	—
Accounts payable	61,672	22,572	18,268	—	—	102,512
Interest and preferred dividends payable	7,269	1,907	1,717	—	(248)	10,645
Taxes accrued	96,846	26,981	28,355	—	—	152,182
Other	27,012	5,971	10,536	10	(409)	43,120

Total current liabilities	305,906	106,831	63,876	10	(55,057)	421,566

Deferred credits and other liabilities
Deferred income taxes	92,805	13,285	11,965	—	—	118,055
Regulatory liabilities	164,617	43,596	32,406	—	—	240,619
Unamortized tax credits	32,359	13,126	12,394	—	—	57,879
Other	110,473	52,274	26,859	—	—	189,606

Total deferred credits and other liabilities	400,254	122,281	83,624	—	—	606,159

Contributions in aid of construction	164,091	59,936	52,701	—	—	276,728

	$2,331,987	602,193	551,331	275	(422,652)	$3,063,134

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Changes in Stockholder’s Equity (unaudited)

Three months ended March 31, 2007

(in thousands)	HECO	HELCO	MECO	RHI	Reclassi- fications and elimina- tions	HECO consoli- dated
Balance, December 31, 2006	$958,203	175,099	192,231	265	(367,595)	$958,203
Comprehensive income:
Net income	453	(6,064)	3,142	(15)	2,937	453
Defined benefit pension plans - amortization of net loss, prior service cost and transition obligation included in net periodic pension cost, net of tax benefits	1,961	263	219	—	(482)	1,961

Comprehensive income (loss)	2,414	(5,801)	3,361	(15)	2,455	2,414

Adjustment to initially apply FIN 48, net of tax benefits	(620)	(32)	(42)	—	74	(620)

Balance, March 31, 2007	$959,997	169,266	195,550	250	(365,066)	$959,997

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Changes in Stockholder’s Equity (unaudited)

Three months ended March 31, 2006

(in thousands)	HECO	HELCO	MECO	RHI	Reclassi- fications and elimina- tions	HECO consoli- dated
Balance, December 31, 2005	$1,039,259	189,407	194,190	118	(383,715)	$1,039,259
Net income	20,988	1,935	4,769	(47)	(6,657)	20,988
Common stock dividends	(13,640)	(1,423)	(2,945)	—	4,368	(13,640)

Balance, March 31, 2006	$1,046,607	189,919	196,014	71	(386,004)	$1,046,607

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Cash Flows (unaudited)

Three months ended March 31, 2007

(in thousands)	HECO	HELCO	MECO	RHI	Reclassi- fications and elimina- tions	HECO consoli- dated
Cash flows from operating activities
Income (loss) before preferred stock dividends of HECO	$723	(5,930)	3,237	(15)	2,708	$723
Adjustments to reconcile income (loss) before preferred stock dividends of HECO to net cash provided by (used in) operating activities
Equity in (earnings) loss	2,912	—	—	—	(2,937)	(25)
Common stock dividends received from subsidiaries	25	—	—	—	—	25
Depreciation of property, plant and equipment	19,739	7,524	7,004	—	—	34,267
Other amortization	875	(312)	743	—	—	1,306
Writedown of utility plant	—	11,701	—	—	—	11,701
Deferred income taxes	(2,929)	(4,845)	(392)	—	—	(8,166)
Tax credits, net	348	217	18	—	—	583
Allowance for equity funds used during construction	(1,087)	(65)	(80)	—	—	(1,232)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	11,848	2,846	(2,978)	—	402	12,118
Decrease in accrued unbilled revenues	13,163	695	1,122	—	—	14,980
Decrease (increase) in fuel oil stock	(2,949)	2,184	(1,638)	—	—	(2,403)
Increase in materials and supplies	(1,226)	(256)	(444)	—	—	(1,926)
Increase in regulatory assets	(632)	(183)	(788)	—	—	(1,603)
Increase (decrease) in accounts payable	1,510	(8,417)	4,432	—	—	(2,475)
Decrease in taxes accrued	(26,921)	(5,395)	(4,645)	—	—	(36,961)
Changes in other assets and liabilities	6,766	3,259	(1,920)	3	(402)	7,706

Net cash provided by (used in) operating activities	22,165	3,023	3,671	(12)	(229)	28,618

Cash flows from investing activities
Capital expenditures	(21,284)	(8,727)	(4,811)	—	—	(34,822)
Contributions in aid of construction	1,334	655	506	—	—	2,495
Advances to affiliates	8,600	—	(3,500)	—	(5,100)	—

Net cash used in investing activities	(11,350)	(8,072)	(7,805)	—	(5,100)	(32,327)

Cash flows from financing activities
Preferred stock dividends	(270)	(134)	(95)	—	229	(270)
Proceeds from issuance of long-term debt	130,959	19,850	64,870	—	—	215,679
Repayment of long-term debt	(62,280)	(8,020)	(55,700)	—	—	(126,000)
Net increase (decrease) in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	(62,365)	(3,600)	(5,000)	—	5,100	(65,865)
Decrease in cash overdraft	(9,529)	(1,705)	(46)	—	—	(11,280)

Net cash provided by (used in) financing activities	(3,485)	6,391	4,029	—	5,329	12,264

Net increase (decrease) in cash and equivalents	7,330	1,342	(105)	(12)	—	8,555
Cash and equivalents, beginning of period	2,328	738	518	275	—	3,859

Cash and equivalents, end of period	$9,658	2,080	413	263	—	$12,414

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Cash Flows (unaudited)

Three months ended March 31, 2006

(in thousands)	HECO	HELCO	MECO	RHI	Reclassi- fications and elimina- tions	HECO consoli- dated
Cash flows from operating activities
Income (loss) before preferred stock dividends of HECO	$21,258	2,069	4,864	(47)	(6,886)	$21,258
Adjustments to reconcile income (loss) before preferred stock dividends of HECO to net cash provided by (used in) operating activities
Equity in earnings	(6,682)	—	—	—	6,657	(25)
Common stock dividends received from subsidiaries	4,393	—	—	—	(4,368)	25
Depreciation of property, plant and equipment	18,693	7,431	6,409	—	—	32,533
Other amortization	884	225	569	—	—	1,678
Deferred income taxes	(1,993)	(597)	(1,800)	—	—	(4,390)
Tax credits, net	720	142	367	—	—	1,229
Allowance for equity funds used during construction	(1,077)	(40)	(431)	—	—	(1,548)
Changes in assets and liabilities
Decrease in accounts receivable	6,973	3,969	4,411	—	977	16,330
Decrease in accrued unbilled revenues	6,841	1,176	1,896	—	—	9,913
Increase in fuel oil stock	(6,621)	(689)	(523)	—	—	(7,833)
Increase in materials and supplies	(579)	(341)	(901)	—	—	(1,821)
Decrease (increase) in regulatory assets	(673)	195	(641)	—	—	(1,119)
Decrease in accounts payable	(1,657)	(1,777)	(3,302)	—	—	(6,736)
Decrease in taxes accrued	(13,935)	(3,849)	(1,688)	—	—	(19,472)
Changes in other assets and liabilities	6,269	2,979	1,168	6	(977)	9,445

Net cash provided by (used in) operating activities	32,814	10,893	10,398	(41)	(4,597)	49,467

Cash flows from investing activities
Capital expenditures	(22,109)	(9,554)	(11,416)	—	—	(43,079)
Contributions in aid of construction	5,837	429	357	—	—	6,623
Advances to affiliates	100	—	4,500	—	(4,600)	—
Other	108	—	—	—	—	108

Net cash used in investing activities	(16,064)	(9,125)	(6,559)	—	(4,600)	(36,348)

Cash flows from financing activities
Common stock dividends	(13,640)	(1,423)	(2,945)	—	4,368	(13,640)
Preferred stock dividends	(270)	(134)	(95)	—	229	(270)
Net increase (decrease) in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	4,492	(100)	—	—	4,600	8,992
Decrease in cash overdraft	(5,836)	(111)	(513)	—	—	(6,460)

Net cash used in financing activities	(15,254)	(1,768)	(3,553)	—	9,197	(11,378)

Net increase (decrease) in cash and equivalents	1,496	—	286	(41)	—	1,741
Cash and equivalents, beginning of period	8	3	4	128	—	143

Cash and equivalents, end of period	$1,504	3	290	87	—	$1,884

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in HEI’s and HECO’s 2006 Form 10-K and should be read in conjunction with the annual (as of and for the year ended December 31, 2006) and quarterly (as of and for the three months ended March 31, 2007) consolidated financial statements of HEI and HECO and accompanying notes.

HEI CONSOLIDATED

RESULTS OF OPERATIONS

(in thousands, except per share amounts)	Three months ended March 31,		% change	Primary reason(s) for significant change*
	2007	2006
Revenues	$554,023	$574,962	(4)	Decrease for the electric utility segment, slightly offset by increases for the bank and “other” segments
Operating income	28,541	69,151	(59)	Decrease for the electric utility and the bank segments, slightly offset by a reduction in losses for the “other” segment
Net income	6,764	32,337	(79)	Lower operating income and AFUDC and higher “interest expense—other than on deposit liabilities and other bank borrowings,” partly offset by lower taxes resulting from lower income before taxes and a lower effective income tax rate **
Basic earnings per common share	$0.08	$0.40	(80)	Lower net income
Weighted-average number of common shares outstanding	81,448	80,981	1	Issuances of shares under the HEI Dividend Reinvestment and Stock Purchase Plan and other Company plans

*	Also, see segment discussions which follow.

**	The Company’s effective tax rate for the first quarter of 2007 was 28%, compared to an effective tax rate for the first quarter of 2006 of 38% (see Note 10 in HEI’s “Notes to Consolidated Financial Statements”).

Dividends

On May 3, 2007, HEI’s Board of Directors maintained the quarterly dividend of $0.31 per common share. The payout ratios for 2006 and the first quarter of 2007 were 93% and 388%, respectively. Historically low net income for the first quarter of 2007 resulted in a dividend payout nearly four times greater than net income. Net income for the first quarter of 2007 was affected by a number of factors, including higher operations and maintenance expenses and a $7 million (net of taxes) write-off of plant at the electric utilities and higher legal and litigation expenses at ASB (see “Results of Operations” in the “Electric Utilities” and “Bank” sections below). HEI’s Board and management continues to believe that HEI should achieve a payout ratio of 65% or lower on a sustainable basis and that cash flows should support an increase before it considers increasing the common stock dividend above its current level.

Economic conditions

Note: The statistical data in this section is from public third party sources (e.g., State of Hawaii Department of Business, Economic Development and Tourism (DBEDT), U.S. Census Bureau and Bloomberg).

Because HEI’s core businesses provide local electric utility and banking services, HEI’s operating results are significantly influenced by the strength of Hawaii’s economy. The state’s economic growth, which is fueled by the two largest components of Hawaii’s economy – tourism and the federal government, was estimated at 2.7% for 2006 and is forecast by DBEDT to further moderate to 2.6% for 2007.

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

Tourism is widely acknowledged as a significant component of Hawaii’s economy. In 2006, visitor expenditures reached a record $12.3 billion, a 3% increase over 2005. 2006 visitor days were slightly lower by 0.3% compared to the 2005 record-high level. State economists currently expect marginal visitor growth in 2007 due to capacity constraints with projected increases of 1.5% in visitor days and 4.8% in visitor expenditures. Although visitor days year-to-date through February 2007 were down 3.7% compared to the same period a year ago, visitor expenditures were up 1.2%.

The real estate and construction industries in Hawaii also influence HEI’s core businesses. The Oahu housing market is continuing to stabilize with sales prices down from their 2006 record levels and inventory returning to more normal levels. The median home price on Oahu was $643,500 in March 2007 compared to the median of $650,000 in March 2006. Total sales of single-family homes in the first quarter of 2007 decreased 15.8% compared to the first quarter of 2006, in line with a stabilizing market.

The construction industry continues to remain healthy, indicated by a 7.7% increase in building permits year-to-date through February 2007 compared with the same period last year. Local economists continue to expect slowing of growth in residential construction over the next few years, and that military and commercial construction will continue to be stabilizing factors.

Overall, the outlook for Hawaii’s economy remains positive. However, economic growth is affected by the rate of expansion in the mainland U.S. and Japan economies and the growth in military spending, and is vulnerable to uncertainties in the world’s geopolitical environment. The projected real gross domestic product (GDP) growth for the U.S. and Japan in 2007 are 2.7% and 2.1%, respectively.

Management also monitors (1) oil prices, because of their impact on the rates the utilities charge for electricity and the potential effect of increased prices of electricity on usage, and (2) interest rates, because of their potential impact on ASB’s earnings, HEI’s and HECO’s cost of capital, pension costs and HEI’s stock price. Crude oil prices were around $60 per barrel during the first quarter of 2007, compared to an average price of $70.28 per barrel in 2006, and are expected to stabilize in the $60-$70 range.

Long-term interest rates were flat in the first quarter of 2007 with the 10-year Treasury yield trading in the 4.5%-4.9% range. At the end of March 2007, while still considered to be flat, the yield curve began to slope upward which may signal concern for future inflation. The spread between the 10-year and 2-year Treasuries was 0.07% as of March 31, 2007, and 0.01% as of May 1, 2007, compared to a spread of (0.10)% as of December 31, 2006.

“Other” segment

	Three months ended March 31,		% change	Primary reason(s) for significant change
(in thousands)	2007	2006
Revenues	$1,885	$(98)	NM	Gain on the sale of Hoku shares of $1.4 million in the first quarter of 2007 compared to an unrealized and realized loss of $0.6 million in the first quarter of 2006 (see Note 11 of HEI’s “Notes to Consolidated Financial Statements”)
Operating loss	(2,879)	(3,444)	NM	Gain on the sale of Hoku shares versus prior year unrealized and realized loss, partly offset by higher consulting and other administrative and general expenses
Net loss	(5,285)	(5,478)	NM	See explanation for operating loss, partly offset by higher interest expense primarily due to higher short-term borrowing rates and average balances

NM Not meaningful.

The “other” business segment includes results of operations of HEI Investments, Inc. (HEIII), a company primarily holding investments in leveraged leases; Pacific Energy Conservation Services, Inc., a contract services company primarily providing windfarm operational and maintenance services to an affiliated electric utility; HEI Properties, Inc.

(HEIPI), a company holding passive, venture capital investments; The Old Oahu Tug Service, Inc., which was previously a maritime freight transportation company that ceased operations in 1999 and now is largely inactive; HEI and HEIDI, holding companies; and eliminations of intercompany transactions.

Commitments and contingencies

See Note 7 of HEI’s “Notes to Consolidated Financial Statements” and Note 5, “Commitment and contingencies,” of HECO’s “Notes to Consolidated Financial Statements.”

Recent accounting pronouncements and interpretations

See Note 9 of HEI’s “Notes to Consolidated Financial Statements.”

FINANCIAL CONDITION

Selected contractual obligations and commitments

Deferred tax liabilities ($96.4 million as of March 31, 2007 and $106.8 million as of December 31, 2006), FIN 48 liabilities ($11.3 million as of March 31, 2007) and accrued interest and penalties related to uncertain tax positions ($1.8 million as of March 31, 2007) have not and are not expected to be included in HEI’s consolidated table of “Selected contractual obligations and commitments” in HEI’s Form 10-K because the Company cannot reliably estimate when, and to what extent, cash settlement of these liabilities will occur.

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

The consolidated capital structure of HEI (excluding ASB’s deposit liabilities and other borrowings) was as follows as of the dates indicated:

(in millions)	March 31, 2007		December 31, 2006
Short-term borrowings—other than bank	$123	5%	$177	7%
Long-term debt, net—other than bank	1,225	50	1,133	47
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	1,097	44	1,095	45

	$2,479	100%	$2,439	100%

As of May 1, 2007, the Standard & Poor’s (S&P) and Moody’s Investors Service’s (Moody’s) ratings of HEI securities were as follows:

	S&P	Moody’s
Commercial paper	A-2	P-2
Medium-term notes	BBB	Baa2

The above ratings are not recommendations to buy, sell or hold any securities; such ratings may be subject to revision or withdrawal at any time by the rating agencies; and each rating should be evaluated independently of any other rating.

HEI’s overall S&P corporate credit rating is BBB/Negative/A-2.

The rating agencies use a combination of qualitative measures (i.e., assessment of business risk that incorporates an analysis of the qualitative factors such as management, competitive positioning, operations, markets and regulation) as well as quantitative measures (e.g., cash flow, debt, interest coverage and liquidity ratios) in determining the ratings of HEI securities. In March 2007, S&P affirmed its corporate credit ratings of HEI and maintained its negative outlook. S&P’s ratings outlook “assesses the potential direction of a long-term credit rating over the intermediate term (typically six months to two years).” S&P indicated:

Failure to strengthen key financial parameters, especially cash flow coverage of debt, a slump in the Hawaiian economy, a final rate order that differs from the PUC’s interim decision with regard to HECO’s 2005 rate case, and, although not expected, a major erosion in American Savings Bank’s creditworthiness could lead to lower ratings. Conversely, credit- supportive actions by the company as well as responsive rate treatment would lead to ratings stability.

In addition, S&P ranks business profiles from “1” (strong) to “10” (weak). In March 2007, S&P did not change HEI’s business profile rank of “6”.

In December 2006, Moody’s confirmed its issuer ratings and stable outlook for HEI. Moody’s stated, “The rating could be downgraded should weaker than expected regulatory support emerge at HECO, including the continuation of regulatory lag, which ultimately causes earnings and sustainable cash flow to suffer.”

As of March 31, 2007, $96 million of debt, equity and/or other securities were available for offering by HEI under an omnibus shelf registration and an additional $50 million principal amount of Series D notes were available for offering by HEI under its registered medium-term note program.

HEI utilizes short-term debt, principally commercial paper, to support normal operations and for other temporary requirements. HEI also periodically makes short-term loans to HECO to meet HECO’s cash requirements, including the funding of loans by HECO to HELCO and MECO. HEI had an average outstanding balance of commercial paper for the first three months of 2007 of $66 million and had $76 million outstanding as of March 31, 2007. HEI’s commercial paper is expected to increase during 2007 as a result of HECO’s plans to not declare a dividend to HEI during the first half of 2007. The decrease in HECO’s dividend is expected to continue to be partly offset by ASB’s dividend of 100% of its net income. Management believes that if HEI’s commercial paper ratings were to be downgraded, it might not be able to sell commercial paper under current market conditions.

Effective April 3, 2006, HEI entered into a revolving unsecured credit agreement establishing a line of credit facility of $100 million, with a letter of credit sub-facility, expiring on March 31, 2011, with a syndicate of eight financial institutions. See Note 12 of HEI’s “Notes to Consolidated Financial Statements” for a description of the $100 million credit facility. As of May 1, 2007, the line was undrawn. In the future, the Company may seek to enter into new lines of credit and may also seek to increase the amount of credit available under such lines as management deems appropriate.

For the first three months of 2007, net cash provided by operating activities of consolidated HEI was $51 million. Net cash used in investing activities for the same period was $95 million primarily due to net increases in investment and mortgage-related securities and loans receivable at ASB and HECO’s consolidated capital expenditures. Net cash provided by financing activities during this period was $28 million as a result of several factors, including net increases in deposit liabilities, other bank borrowings and long-term debt and proceeds from the issuance of common stock under HEI plans, partly offset by net decreases in short-term borrowings and cash overdrafts and the payment of common stock dividends.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The Company’s results of operations and financial condition can be affected by numerous factors, many of which are beyond the Company’s control and could cause future results of operations to differ materially from historical results. For information about certain of these factors, see pages 82 to 89 of HEI’s 2006 Form 10-K.

Additional factors that may affect future results and financial condition are described on page iv under “Forward-Looking Statements.”

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

For information about these material estimates and critical accounting policies, see pages 90 to 93 of HEI’s 2006 Form 10-K.

Following are discussions of the results of operations, liquidity and capital resources of the electric utility and bank segments.

ELECTRIC UTILITIES

RESULTS OF OPERATIONS

(dollars in thousands, except per barrel amounts)	Three months ended March 31,		% change	Primary reason(s) for significant change
	2007	2006
Revenues	$447,678	$475,056	(6)	Lower fuel oil and purchased energy fuel costs, the effects of which are generally passed on to customers ($28 million), and discontinuation of DSM lost margin and shareholder incentives ($2M), partly offset by 0.6% higher KWH sales ($4 million)
Expenses
Fuel oil	159,929	175,338	(9)	Lower fuel oil costs, partly offset by more KWHs generated
Purchased power	111,516	117,720	(5)	Lower fuel costs and less KWHs purchased, partly offset by higher capacity and non-fuel charges
Other	163,241	136,418	20	Higher other operation and maintenance (O&M) ($15 million) and depreciation expenses ($2 million), and write-off of HELCO plant in service ($12 million), partly offset by lower taxes, other than income taxes ($2 million)
Operating income	12,992	45,580	(71)	Higher expenses, write-off of plant in service and discontinuation of DSM lost margin and shareholder incentives, partly offset by higher KWH sales
Net income	453	20,988	(98)	Lower operating income and AFUDC and higher interest expense due primarily to the accrual of interest for the Series 1996A and 1996B SPRBs to the redemption dates (see Note 11 of HECO’s “Notes to Consolidated Financial Statements”) and higher short-term interest rates, partly offset by tax benefits in 2007 versus tax expense in 2006 *
Kilowatthour sales (millions)	2,404	2,390	1	Load growth
Oahu cooling degree days	845	771	10
Fuel oil cost per barrel	$58.19	$63.59	(8)

*	The electric utilities had a $0.3 million tax benefit in the first quarter of 2007, compared to an effective tax rate for the first quarter of 2006 of 38% (see Note 8 in HECO’s “Notes to Consolidated Financial Statements”).

See “Economic conditions” in the “HEI Consolidated” section above.

Results – three months ended March 31, 2007

Operating income for the first quarter of 2007 decreased 71% from the same period in 2006 due primarily to higher O&M expenses, a write-off of a portion of plant-in-service costs related to CT-4 and CT-5 (see “Most recent rate cases”) and the discontinuation of DSM lost margin and shareholder incentives, partly offset by slightly higher KWH sales. KWH sales in the first three months of 2007 increased 0.6% from the same period in 2006, primarily due to new load growth (i.e., increase in number of customers and new construction). Other operation expenses increased 12% primarily due to higher administrative and general expenses, including employee retirement benefits expense. Pension and other postretirement benefit expenses for the electric utilities increased $1.0 million over the same period in 2006 primarily due to the adoption of a 50 basis points lower asset return rate assumption as of December 31, 2006 by the HEI Pension Investment Committee. Maintenance expenses increased by 60% due to higher production maintenance expenses (primarily due to $7.2 million of costs related to an increase in the number and greater scope of generating unit overhauls) and transmission and distribution maintenance expenses (primarily due to $1.2 million and $0.8 million of costs related to higher substation and vegetation management expenses, respectively). Higher depreciation expense was attributable to additions to plant in service in 2006 (including HECO’s New Dispatch Center and Ford Island Substation, and MECO’s M18 generating unit).

The trend of increased O&M expenses is expected to continue in 2007 as the electric utilities expect (1) higher DSM expenses (that are generally passed on to customers through a surcharge, including additional expenses for programs that have been approved in an energy efficiency DSM Docket) and integrated resource planning expenses, (2) higher employee benefit expenses, primarily for retirement benefits, and (3) higher production expenses, primarily to support the increased level of peak demand that has occurred over the last five years.

As a result of load growth on Oahu and other factors, there currently is an increased risk to generation reliability. Existing units are running harder, resulting in more frequent and more extensive maintenance, at times requiring temporary shut downs of these units. Generation reserve margins on Oahu during peak periods continued to be strained. HECO has taken a number of steps to mitigate the risk of outages, including securing additional purchased power, adding distributed generation (DG) at some substations and encouraging energy conservation. The marginal costs of supplying growing demand, however, are increasing because of the decreasing reserve margin situation, and the trend of cost increases is not likely to ease.

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

Competitive bidding proceeding. The stated purpose of this proceeding was to evaluate competitive bidding as a mechanism for acquiring or building new generating capacity in Hawaii.

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

On June 30, 2006, the PUC issued a decision in this proceeding, which included a proposed framework to govern competitive bidding as a mechanism for acquiring or building new generation in Hawaii and required the parties to submit comments on the proposed framework. On December 8, 2006, the PUC issued a decision which reviewed the parties’ comments and revised the competitive bidding framework, which became effective upon issuance of the decision. The final framework states, among other things, that: (1) a utility is required to use competitive bidding to acquire a future generation resource or a block of generation resources unless the PUC finds bidding to be unsuitable, (2) the determination of whether to use competitive bidding for a future generation resource or a block of generation resources will be made by the PUC during its review of the utility’s IRP, (3) an exemption from the framework is granted for cooperatively-owned utilities, (4) the framework does not apply to two pending projects (HECO’s CIP-1 and HELCO’s ST-7), MECO’s M-18 project (which went into commercial operation in October 2006), specifically identified offers to sell energy on an as-available basis or to sell firm energy and/or capacity by non-fossil fuel producers that were under review by an electric utility at the time this framework was adopted (provided that negotiations with the non-fossil producers are completed no later than December 31, 2007), and certain other situations identified in the framework, (5) waivers from competitive bidding for certain circumstances will be considered by the PUC and granted when considered appropriate, (6) for each project that is subject to competitive bidding, the utility is required to submit a report on the cost of parallel planning upon the PUC’s request, (7) the utility is required to consider the effects on competitive bidding of not allowing bidders access to utility-owned or controlled sites, and to present reasons to the PUC for not allowing site access to bidders when the utility has not chosen to offer a site to a third party, (8) the utility is required to select an independent observer from a list approved by the PUC whenever the utility or its affiliate seeks to advance a project proposal (i.e., in competition with those offered by bidders) in response to a need that is addressed by its Request for Proposal (RFP) or when the PUC otherwise determines, (9) the evaluation of the utility’s bid should account for the possibility that the capital or running costs actually incurred, and recovered from ratepayers, over the plant’s lifetime, will vary from the levels assumed in the utility’s bid, (10) the utility may consider its own self-bid proposals in response to generation needs identified in its RFP and (11) for any resource to which competitive bidding does not apply (due to waiver or exemption), the utility retains its traditional obligation to offer to purchase capacity and energy from a Qualifying Facility (QF) at avoided cost upon reasonable terms and conditions approved by the PUC. In accordance with the decision, the utilities filed in March 2007 proposed tariffs containing procedures for Interconnection and transmission upgrades and proposed Codes of Conduct are expected to be filed by June 6, 2007.

Management cannot currently predict the ultimate effect of this decision on the ability of the electric utilities to acquire or build additional generating capacity in the future.

DG proceeding. In October 2003, the PUC opened a DG proceeding to determine DG’s potential benefits to and impact on Hawaii’s electric distribution systems and markets and to develop policies and a framework for DG projects deployed in Hawaii.

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

On March 1, 2006, the electric utilities filed a Motion for Clarification and/or Partial Reconsideration (DG Motion). On April 6, 2006, the PUC issued its decision on the electric utilities’ DG Motion and provided clarification to the conditions under which the electric utilities are allowed to provide regulated DG services (e.g., the utilities can use a portfolio perspective—a DG project aggregated with other DG systems and other supply-side and demand-side options—to support a finding that utility-owned customer-sited DG projects fulfill a legitimate system need, and the economic standard of “least cost” in the order means “lowest reasonable cost” consistent with the standard in the IRP framework), and affirmed that the electric utility has the responsibility to demonstrate that it meets all applicable criteria included in the D&O in its application for PUC approval to proceed with a specific DG project.

The electric utilities are currently evaluating several potential DG and combined heat and power (CHP, a form of DG) projects. In July 2006, MECO filed an application for PUC approval of an agreement for the installation of a CHP system at a hotel site on the island of Lanai. On September 11, 2006, the PUC issued a Schedule of Proceedings for its consideration of this CHP project. The Consumer Advocate filed its statement of position in January 2007 and MECO filed its response in February 2007. The Consumer Advocate did not object to approval of MECO’s application with the qualification that no determination be made at this time as to whether the costs associated with installation of the CHP system can be included in MECO’s revenue requirements. MECO’s response, filed in February 2007, explained that the Consumer Advocate’s conditions would not allow MECO to proceed with the project as such a conditional approval would not provide reasonable assurance that MECO will be able to include the associated costs in its revenue requirement. MECO requested that the PUC approve the CHP agreement, approve inclusion of the fuel and transportation costs and associated taxes in MECO’s ECAC and allow MECO to include the costs incurred in its revenue requirement for ratemaking purposes.

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

Distributed generation tariff proceeding. By order dated December 28, 2006, the PUC opened a new proceeding to investigate the utilities’ proposed DG interconnection tariff modifications and standby rate tariffs. Public hearings were held during February and March 2007. In April 2007, the PUC granted intervenor status to HREA, a group of hotel and resort companies, a group consisting of a CHP vendor, a hotel company and a hospital management company, a senior living community company and the United States Combined Heat and Power Association. As proposed by the electric utilities, the PUC also ordered the electric utilities to hold one or more technical meetings with the parties and directed the parties to submit a stipulation identifying the remaining issues, procedural steps and schedule for the proceeding. The first of the technical meetings is required to begin no later than May 18, 2007 and the stipulated procedural schedule is due by June 22, 2007.

Most recent rate requests

The electric utilities initiate PUC proceedings from time to time to request electric rate increases to cover rising operating costs and the cost of plant and equipment, including the cost of new capital projects to maintain and improve service reliability. The PUC may grant an interim increase within 10 to 11 months following the filing of the application, but there is no guarantee of such an interim increase or its amount and amounts collected are refundable, with interest, to the extent they exceed the amount approved in the final D&O. The timing and amount of any final increase is determined in the discretion of the PUC. The adoption of revenue, expense, rate base and cost of capital amounts (including the return on average common equity and return on rate base) for purposes of an interim rate increase does not commit the PUC to accept any such amounts in its final D&O.

As of May 1, 2007, the return on average common equity (ROACE) found by the PUC to be reasonable in the most recent final rate decision for each utility was 11.40% for HECO (D&O issued on December 11, 1995, based on a 1995 test year), 11.50% for HELCO (D&O issued on February 8, 2001, based on a 2000 test year) and 10.94% for MECO (amended D&O issued on April 6, 1999, based on a 1999 test year). The ROACEs used by the PUC for purposes of the interim rate increases in HECO’s and HELCO’s rate cases based on 2005 and 2006 test years, respectively, were both 10.70%.

For 2006, the simple average ROACEs (calculated under the rate-making method and reported to the PUC semi-annually), which calculations include charges to accumulated other comprehensive income (AOCI) due to the application of SFAS No. 158, for HECO, HELCO and MECO were 8.19%, 3.88% and 9.86%, respectively; if the AOCI charges due to SFAS No. 158 were excluded, these ROACEs would have been 7.61%, 3.70% and 9.51%, respectively. HECO’s actual ROACE continues to be significantly lower than its allowed ROACE primarily because of increased O&M expenses, which are expected to continue and have resulted in HECO seeking rate relief more often than in the past. The interim rate relief granted to HECO by the PUC in September 2005 (see below) was based in part on increased costs of operating and maintaining HECO’s system. HELCO’s ROACE was negatively impacted by CT-4 and CT-5 as its electric rates did not change for the unit additions until the PUC granted interim rate relief in the HELCO 2006 rate case (see below).

As of May 1, 2007, the return on rate base (ROR) found by the PUC to be reasonable in the most recent final rate decision for each utility was 9.16% for HECO, 9.14% for HELCO and 8.83% for MECO (D&Os noted above). However, the RORs used for purposes of the interim D&Os in the HECO and HELCO rate cases based on 2005 and 2006 test years were 8.66% and 8.33%, respectively. For 2006, the simple average RORs (calculated under the rate-making method and reported to the PUC semi-annually) for HECO, HELCO and MECO were 6.78%, 4.50% and 7.21%, respectively.

By reason of the adoption of SFAS No. 158, HECO and MECO had, and may in the future have, significant charges to AOCI related to the funded status of their retirement benefit plans, which decrease their common stock equity. Absent appropriate regulatory relief in rate cases to adjust for the impact on equity of these AOCI charges, the resulting increase in their RORs and ROACEs could impact the rates they are allowed to charge, which may ultimately result in reduced revenues and lower earnings. HELCO received an interim D&O in its 2006 test year rate case, which included the reclassification, beginning April 5, 2007, to a regulatory asset of the charge for retirement benefits that would otherwise be recorded in AOCI (see Note 4 of HECO’s “Notes to Consolidated Financial Statements”).

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

In March 2005, the PUC issued a bifurcation order separating HECO’s requests for approval and/or modification of its existing and proposed DSM programs from the rate case proceeding into a new docket (EE DSM Docket). The issues for the EE DSM Docket included (1) whether, and if so, what, energy efficiency goals should be established, (2) whether the proposed and/or other DSM programs will achieve the established energy efficiency goals and be implemented in a cost-effective manner, (3) what market structures are most appropriate for providing these or other DSM programs, (4) for utility-incurred costs, what cost recovery mechanisms and cost levels are appropriate, (5) whether, and if so, what incentive mechanisms are appropriate to encourage the implementation of DSM programs, and (6) which DSM programs should be approved, modified, or rejected. See “Other regulatory matters—Demand-side management programs” below for a discussion of the PUC’s D&O issued in the EE DSM Docket on February 13, 2007.

In September 2005, HECO, the Consumer Advocate and the DOD reached agreement (subject to PUC approval) on most of the issues in the rate case proceeding, excluding the portion of the original rate case bifurcated into the EE DSM Docket. The remaining significant issue not resolved among the parties was the appropriateness of including in rate base approximately $50 million related to HECO’s prepaid pension asset, net of deferred income taxes.

Later in September 2005, the PUC issued its interim D&O (with tariff changes implemented on September 28, 2005). For purposes of the interim D&O, the PUC included HECO’s prepaid pension asset in rate base (with an annual rate increase impact of approximately $7 million).

The following amounts were included in HECO’s rebuttal, the Consumer Advocate’s and the DOD’s testimonies and exhibits (as adjusted to exclude the transferred surcharge amount of $12 million); the settlement agreement with the Consumer Advocate and the DOD; and the PUC’s interim D&O:

	Pre-Settlement
(dollars in millions)	HECO rebuttal	Consumer Advocate	Department of Defense	HECO (per settlement)	Interim increase[1]
Net additional revenues [2]	$51	$11	$7	$42	$41
ROACE (%)	11	8.5-10	9	10.7	10.7
ROR (%)	8.83	7.85	7.71	8.66	8.66
Average rate base	$1,109	$1,065	$1,062	$1,109	$1,109

[1]	Implemented on September 28, 2005, subject to refund with interest pending the final outcome of the case.

[2]	Excludes $12 million transferred from a surcharge to base rates for existing energy efficiency programs.

On June 19, 2006, the PUC issued a further order in HECO’s pending rate case based on a 2005 test year, indicating that the record in the pending case has not been developed for the purpose of addressing the factors in Act 162. Act 162, which became effective in June 2006, requires the PUC to consider certain specific factors in evaluating fuel adjustment clauses. See “Energy cost adjustment clauses” in Note 5 of HECO’s “Notes to Consolidated Financial Statements.” The parties proposed by stipulation not to reopen the record in the proceeding and address the factors in Act 162 since the record had been completed before Act 162 became law. Management cannot predict whether the PUC will accept the disposition of the Act 162 issue proposed by the parties or, if not, the procedural steps or procedural schedule that will be adopted to address the issues that are raised by Act 162, the ultimate outcome of these issues, the effect of these issues on the operation of the ECAC as it relates to the electric utilities or the timing of the PUC’s issuance of a final D&O in HECO’s pending 2005 test year rate case.

2007 test year rate case. On December 22, 2006, HECO filed a request with the PUC for a general rate increase of $99.6 million, or 7.1% over the electric rates currently in effect (i.e., including the interim rate increase discussed above of $53 million ($41 million net additional revenues) granted by the PUC in September 2005), based on a 2007 test year, an 8.92% ROR, an 11.25% ROACE and a $1.214 billion average rate base. If the additional revenues from the interim increase were ultimately not included in rates in the final D&O in HECO’s 2005 test year rate case, the total increase requested would be $151.5 million. This rate case excluded DSM surcharge revenues and associated incremental DSM costs because certain DSM issues, including cost recovery, were being addressed in the EE DSM Docket.

HECO’s application includes a proposed new tiered rate structure for residential customers to reward customers who practice energy conservation with lower electric rates for lower monthly usage. The proposed rate increase includes costs incurred to maintain and improve reliability, such as the new Dispatch Center building and associated equipment and the Energy Management System that became operational in 2006, new substations, a new outage management system to be added in the second quarter of 2007 and increased O&M expenses.

The application addresses the ECAC provisions of Act 162 and requests the continuation of HECO’s ECAC. On December 29, 2006, the electric utilities’ Report on Power Cost Adjustments and Hedging Fuel Risks (ECAC Report) prepared by their consultant, National Economic Research Associates, Inc., was filed with the PUC. The testimonies filed in the latest rate cases for HECO, HELCO and MECO included or incorporated the ECAC Report, which concluded that (1) the electric utilities’ ECACs are well-designed, and benefit the electric utilities and their ratepayers and (2) the ECACs comply with the statutory requirements of Act 162. With respect to hedging, the consultants concluded that (1) hedging of oil by HECO would not be expected to reduce fuel and purchased power costs and in fact would be expected to increase the level of such costs and (2) even if rate smoothing is a desired goal, there may be more effective means of meeting the goal, and there is no compelling reason for the electric utilities to use fuel price hedging as the means to achieving the objective of increased rate stability.

HECO’s application requests a return on HECO’s pension assets (i.e., accumulated contributions in excess of accumulated net periodic pension costs) by including such assets (net of deferred taxes) in rate base. In a separate proceeding, the electric utilities requested PUC approval to record as a regulatory asset for financial reporting purposes, the amounts that would otherwise be charged to AOCI in stockholders’ equity as a result of adopting SFAS No. 158, which request was denied. HECO’s application, filed before that decision was issued, assumed that the amounts that would otherwise be charged to AOCI in stockholder’s equity would be recorded as a regulatory asset for financial reporting purposes (and used for ratemaking purposes). HECO’s book equity (financial reporting equity) will be lower than that assumed in the rate increase application because of the charges to AOCI as a result of recording a pension and other postretirement benefits liability after implementing SFAS No. 158 on December 31, 2006. As it did in the HELCO rate case discussed below, HECO will propose in its rebuttal testimony to restore the book equity (financial reporting equity) for the amounts that were charged against equity (i.e., AOCI) in determining the equity balance for ratemaking purposes. The authorized ROACE found to be fair in a rate case is applied to the equity balance in determining the utility’s weighted cost of capital, which is the rate of return applied to the rate base in determining the utility’s revenue requirements and rate increase in a rate case. If the reduction in equity balance resulting from the AOCI charges is not restored for ratemaking purposes, the utility’s position is that a higher ROE will be required.

In April 2007, the PUC granted the DOD’s motion to intervene, but denied an environmental organization’s motion to intervene. Evidentiary hearings are expected to be held in the week beginning October 29, 2007.

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

The PUC held public hearings on HELCO’s application in June 2006. The PUC granted Keahole Defense Coalition’s motion to participate in this proceeding. In February 2007, the Consumer Advocate submitted its testimony in the proceeding, recommending a revenue increase of $16.6 million based on its proposed ROR of 7.95%, a ROACE ranging between 9.50% and 10.25% and a proposed average rate base of $345 million. The Consumer Advocate recommended adjustments of $21.5 million to HELCO’s rate base for a portion of CT-4 and CT-5 costs (primarily relating to HELCO’s AFUDC, land use permitting costs, and related litigation expenses). In the filing, the Consumer Advocate’s consultant concluded that HELCO’s ECAC provides a fair sharing of the risks of fuel cost changes between HELCO and its ratepayers in a manner that preserves the financial integrity of HELCO without the need for frequent rate filings.

Keahole Defense Coalition (whose participation in the proceeding is limited) submitted a Position Statement in which it contended that the PUC should exclude from rate base a greater amount of the CT-4 and CT-5 costs than proposed by the Consumer Advocate.

In April 2007, Keahole Defense Coalition filed a position statement in response to HELCO’s rebuttal testimonies. HELCO plans to file a response to this statement of position.

In March and May 2007, HELCO and the Consumer Advocate reached settlement agreements on all revenue requirement and rate design issues in the HELCO 2006 rate case proceeding. The PUC may accept or reject the settlement agreements or any part of them. If the PUC does not accept the material terms of the agreements, either (or both) of the parties, may withdraw from the agreements and may pursue their respective positions in the proceeding without prejudice. Under the revenue requirement agreement, HELCO agreed to write-off a portion of CT-4 and CT-5 costs, which resulted in an after-tax charge of approximately $7 million in the first quarter of 2007.

On April 4, 2007, the PUC issued an interim D&O, which was implemented on April 5, 2007, granting HELCO an increase of 7.58%, or $24.6 million in annual revenues, over revenues at present rates for a normalized 2006 test year. The interim increase reflects the settlement of the revenue requirement issues reached between HELCO and the Consumer

Advocate and is based on an average rate base of $357 million (which reflects the write-off of a portion of CT-4 and CT-5 costs) and a return on average rate base of 8.33% (incorporating a rate of return on average common equity of 10.7%). In the interim D&O, the PUC also approved on an interim basis the adoption of a pension tracking mechanism and a similar tracking mechanism for postretirement benefits other than pensions (see Note 4 of HECO’s “Notes to Consolidated Financial Statements”).

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

The PUC held public hearings on MECO’s application in April 2007.

Other regulatory matters

Demand-side management programs. On February 13, 2007, the PUC issued its D&O in the EE DSM Docket that had been opened by the PUC to bifurcate the EE DSM issues originally raised in the HECO 2005 test year rate case. In the D&O, the PUC authorized HECO to implement its seven proposed EE DSM programs (which include enhancements to its existing programs), with certain modifications, as well as a proposed Residential Customer Energy Awareness (RCEA) Program. In approving the EE DSM portfolio, the PUC found that: (1) the EE DSM portfolio should achieve Energy Efficiency goals and should be implemented in a cost-effective manner and (2) the EE DSM programs are necessary to help address HECO’s current reserve capacity shortfall. On March 8, 2007, HECO filed a motion for clarification and/or partial reconsideration of the D&O which requested, among other things, clarification of certain energy efficiency goals for 2007 and 2008, reconsideration of HECO’s request for budget flexibility which would allow HECO to increase its DSM program budget within certain limits without PUC approval, and clarification of the calculation of the DSM utility incentive.

In addition, the PUC required that the administration of all EE DSM programs be turned over to a non-utility, third-party administrator, with the transition to the administrator, funded through a public benefits fund surcharge, to become effective around January 2009. The PUC indicated that a new docket will be opened to select a third-party administrator and to refine details of the new market structure. Unlike the EE DSM programs, load management DSM programs (see below) will continue to be administered by the utilities. The utilities also may compete for implementation of the EE DSM programs and the RCEA Program and the PUC did not determine any of the parameters of the eligibility of HECO or its subsidiaries or the selection criteria that will be used in awarding program implementation.

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

Avoided cost generic docket. In May 1992, the PUC instituted a generic investigation, including all of Hawaii’s electric utilities, to examine the proxy method and formula used by the electric utilities to calculate their avoided energy costs and Schedule Q rates. In general, Schedule Q rates are available to customers with cogeneration and/or small power production facilities with a capacity of 100 KWHs or less who buy/sell power from/to the electric utility. The parties to the 1992 docket include the electric utilities, the Consumer Advocate, the DOD, and representatives of existing or potential IPPs. In March 1994, the parties entered into and filed a Stipulation to Resolve Proceeding, which is subject to PUC approval. The parties could not reach agreement with respect to certain of the issues, which are addressed in Statements of Position filed in March 1994. In July 2004, the PUC ordered the parties to review and update the agreements, information and data contained in the stipulation and file such information. On December 29, 2006, the parties filed an Updated Stipulation to Resolve Proceeding with the PUC. The parties agreed that avoided fuel costs, except for Lanai and Molokai, will be determined using a computer production simulation model and agreed on certain parameters that would be used to calculate avoided costs. The parties were not in total agreement on certain other issues which will need to be decided by the PUC. HECO and its subsidiaries, the Consumer Advocate and the DOD filed a joint statement of position that they oppose retroactive compensation to Wailuku River Hydro for transformer losses, as proposed by Mauna Kea Power Company, Inc. and the Hawaii Agriculture Research Center.

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

The utilities are entitled to recover all appropriate and reasonable integrated resource planning and implementation costs, including the costs of DSM programs, either through a surcharge or through their base rates. Under procedural schedules for the IRP cost proceedings, the utilities can begin recovering their incremental IRP costs in the month following the filing of their actual costs incurred for the year, subject to refund with interest pending the PUC’s final D&O approving recovery in the docket for each year’s costs. HELCO and HECO now recover IRP costs through base rates and MECO continues to recover its costs through a surcharge. The Consumer Advocate has objected to the recovery of $2.9 million (before interest) of the $8.4 million of incremental IRP costs incurred by the utilities during the 1997-2005 period, and the PUC’s decision is pending on these costs. In addition, MECO incurred approximately $0.7 million of incremental IRP costs for 2006, for which the Consumer Advocate has not yet stated its position. Also, see Note 5 in HECO’s “Notes to Consolidated Financial Statements” and “Demand-side management programs” above.

HECO’s IRP. In October 2005, HECO filed its third IRP (IRP-3), which proposes multiple solutions to meet Oahu’s future energy needs, including renewable energy resources, energy efficiency, conservation, technology (such as CHP and DG) and central station generation (including a combustion turbine generating unit in 2009 described under “HECO’s 2009 Campbell Industrial Park generating unit” and a possible 180 MW coal unit in 2022). In addition, HECO currently plans for all existing generating units to remain in operation (future environmental considerations permitting) beyond the 20-year IRP planning period (2006-2025). In June 2006, the PUC granted an environmental organization’s motion to intervene in the proceeding and ordered the parties to determine the issues, procedures and schedule for the docket and to file a stipulated procedural order. In September 2006, the parties to the IRP-3 docket filed for PUC approval a stipulation for the parties to meet informally to address IRP-3 process issues and to attempt to reach a follow-up stipulation that will allow for the disposition of the IRP-3 docket without a final D&O approving the IRP-3 plan and action plan. On March 7, 2007, HECO, the Consumer Advocate and the environmental organization filed the follow-up stipulation with the PUC, which the PUC approved in its D&O issued on March 21, 2007. The D&O requires HECO to (1) file its Evaluation Report for IRP-3 by May 31, 2007, after which the IRP-3 docket will be closed, (2) initiate the development of its IRP-4, beginning with the first Advisory Group meeting in March 2007 and (3) file its IRP-4 Plan and Action Plans by June 30, 2008, unless ordered otherwise by the PUC. On March 29, 2007, the PUC opened a new docket for the IRP-4 plan and, pursuant to the stipulation, the first Advisory Group meeting was held on March 30, 2007.

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

HELCO’s third IRP is required to be filed with the PUC by May 31, 2007.

MECO’s IRP. In April 2007, MECO filed its third IRP, which proposes multiple solutions to meet future energy needs on the islands of Maui, Lanai and Molokai, including renewable energy resources (such as photovoltaics, additional wind, biomass and waste-to-energy), energy efficiency (continuation of existing and addition of new DSM programs), technology (such as CHP and DG) and central station generation (including 20 MW combustion turbines in each of 2011 and 2013 and an 18 MW steam turbine in 2024 which, under the utility baseline plan would all be located at its Waena site, and approximately 2 MW of additional generation through the year 2026 on each of the islands of Lanai and Molokai).

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

In July 2006, the Honolulu City Council adopted a resolution to amend the Public Infrastructure Map to include the new generating facility at Campbell Industrial Park. HECO’s Final Environmental Impact Statement for the Project was accepted by the Department of Planning & Permitting of the City and County of Honolulu in August 2006. In December 2006, HECO filed with the PUC an agreement with the Consumer Advocate in which HECO committed to use 100%

biofuels in its new plant and the steps necessary for HECO to reach that goal. After agreeing to use 100% biofuels in its new plant, there were no remaining differences between HECO and the Consumer Advocate regarding the issues in the docket. An environmental organization that had been permitted by the PUC to intervene agreed that there is a need for additional generation on Oahu, but disagreed on the use of the proposed CT unit and the use of biofuels. Hearings were held in December 2006. Opening and Reply Briefs were filed in March 2007 and the matter awaits a PUC decision.

Preliminary costs for the Project are estimated at $138 million. As of March 31, 2007, accumulated Project costs for planning, engineering, permitting and AFUDC amounted to $4.4 million.

In conjunction with the Project, HECO is evaluating bids from potential suppliers of ethanol or biodiesel for the new unit. The PUC would need to approve any resulting ethanol or biodiesel fuel supply contract.

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

Adequacy of supply.

HECO. HECO’s 2007 Adequacy of Supply (AOS) letter, filed in February 2007, indicates that HECO’s analysis estimates its reserve capacity shortfall to be approximately 70 MW in the 2007 to 2008 period (before the addition of the Campbell Industrial Park combustion turbine planned to be installed in 2009). The availability rates for HECO units have generally declined since 2002 and, based on this experience, the manner in which the units must be operated when there is a reserve capacity shortfall, and the increasing ages of the units, HECO expects availability rates to remain suppressed in the near-term. Although the availability rates for generating units on Oahu continue to be better than those of comparable units on the U.S. mainland, HECO generating units may continue to be entirely or partially unavailable to serve load during scheduled overhaul periods and other planned maintenance outages, or when they “trip” or are taken out of operation or their output is “de-rated” due to equipment failure or other causes.

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

HECO’s gross peak demand was 1,327 MW in 2004, 1,273 MW in 2005 and 1,315 MW in 2006. Although the gross peak demand in 2005 and 2006 was lower than in 2004, demand for electricity on Oahu is projected to increase. On occasions in 2004, 2005, 2006 and 2007, HECO issued public requests that its customers voluntarily conserve electricity as generating units were out for scheduled maintenance or were unexpectedly unavailable. In addition to making the requests, in 2005, 2006 and 2007, HECO on occasion remotely turned off water heaters for a number of residential customers who participate in its load-control program.

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

Recent outages. On June 1, 2006, due to the unanticipated loss of three generating units from an IPP and two HECO generating units, HECO shed power to 29,300 customers in various parts of the island. Power was restored to all customers within four hours.

On Sunday, October 15, 2006, shortly after 7 a.m., two earthquakes centered on the island of Hawaii with magnitudes of 6.7 and 6.0 triggered power outages throughout most of the state and disrupted air traffic on all major islands. On Oahu, following the impact of the earthquakes, a series of protective actions and automatic systems operated to successively shut down all generators to protect them from potential damage. As a result, no significant damage to any of HECO’s generators, or to its transmission and distribution systems, occurred. Following the island-wide outage, HECO restored power to customers in a careful, methodical manner to further protect its system, and as a result power was restored to over 99% of its customers within a period of time ranging from approximately 4 1/2 to 18 hours. Management believes the shutdown and methodical restoration of power were necessary to prevent severe damage to HECO’s generating equipment and power grid and to avoid a more prolonged blackout. HELCO’s and MECO’s smaller electric systems also experienced sustained outages from the earthquakes; however, their systems were for the most part back online by mid to late afternoon.

As is the electric utilities’ practice with all major system emergencies, management immediately committed to investigating the outage caused by the earthquakes, including bringing in an outside industry expert to help identify any potential improvements to procedures or systems, and also made arrangements for a preliminary briefing of the PUC. The PUC briefings took place on October 19 and 20, 2006. HECO also conducted a public briefing on October 23, 2006. HECO has made it clear that in addition to any investigation it undertakes, it will cooperate fully with any other reviews conducted by its regulators.

Following requests by members of a state Senate energy subcommittee and the Consumer Advocate that the PUC investigate the power failure, to which investigation HECO stated it did not object, the PUC issued an order on October 27, 2006 opening an investigative proceeding on the outages at HECO, HELCO and MECO. The questions the PUC has asked to be addressed in the proceeding include (1) aside from the earthquake, are there any underlying causes that contributed or may have contributed to the power outages, (2) were the actions of the electric utilities prior to and during the power outages reasonable and in the public interest, and were the power restoration processes and communication regarding the outages reasonable and timely under the circumstances, (3) could the island-wide power outages on Oahu and Maui have been avoided, and what are the necessary steps to minimize and improve the response to such occurrences in the future, and (4) what penalties, if any, should be imposed on the electric utilities. Pursuant to the PUC’s order, HECO’s 2006 Outage Report was filed in December 2006, and the outage reports of HELCO and MECO were filed in March 2007. The investigation consultants retained by HECO, POWER Engineers, Inc., concluded that, “HECO’s performance prior to and during the outage demonstrated reasonable actions in the public interest” in a “distinctly extraordinary event.”

Power Engineers, Inc. also concluded that HELCO and MECO personnel responded in a “reasonable, responsible, and professional manner.” The consultants also made a number of recommendations, mostly of a technical nature, regarding the operation of the electric system during such an incident. Management cannot predict the outcome of the investigation or its impacts on the utilities. Management currently believes the financial impacts of property damage and claims resulting from the earthquakes and outages are not material, but future findings and developments may change that belief.

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

On January 11, 2007, the PUC opened a new docket (RPS Docket) to examine Hawaii’s amended RPS law, to establish the appropriate penalties and to determine circumstances under which penalties should be levied. The PUC indicated that the 2006 amendment to the RPS law that added provisions for penalties effectively gives utilities incentive to comply with RPS and therefore the PUC will no longer complete the rulemaking in a process initiated in November 2004, but will instead proceed by way of this RPS Docket to handle any issues related to the utilities meeting renewable portfolio standards. The parties in the proceeding include the electric utilities, the Consumer Advocate, an environmental organization and HREA. The PUC set forth the issues for the proceeding to be (1) the appropriate penalty framework to establish under the RPS law for failure to meet the RPS, (2) the appropriate utility ratemaking structure to establish and include in the framework to provide incentives that encourage electric utilities to use cost-effective renewable energy resources while allowing for deviations from the standards in the event the standards cannot be met in a cost-effective manner, or as a result of circumstances beyond the control of the electric utility that could not have been reasonably anticipated or ameliorated and (3) should the framework include a provision that provides incentives to encourage utilities to exceed the RPS or to meet their RPS ahead of time or both. The parties filed preliminary position statements in April 2007, and final position statements of the parties are expected to be filed in June 2007. The PUC has a deadline to issue a decision and order by December 31, 2007. Management cannot predict the outcome of this process.

See “Renewable energy strategy” under “Other developments” below.

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

DSM programs. In 2006, the PUC was given the authority, if it deems appropriate, to redirect all or a portion of the funds currently collected by the utilities and included in their revenues through the current utility DSM surcharge into a Public Benefits Fund, for the purpose of supporting customer DSM programs approved by the PUC. In February 2007, the PUC issued a D&O requiring that administration of EE DSM programs be turned over to a non-utility third party administrator in 2009, to be funded through such a public benefits surcharge. See “Demand-side management programs” above for a discussion of the D&O.

Non-fossil fuel purchased power contracts. In 2006, the Hawaii State legislature passed a measure which required that the PUC establish a methodology that removes or significantly reduces any linkage between the price paid for non-fossil-fuel-generated electricity under future power purchase contracts and the price of fossil fuel, in order to allow utility customers to receive the potential cost savings from non-fossil fuel generation (in connection with the PUC’s determination of just and reasonable rates in purchased power contracts).

Other legislation. A number of bills were introduced in the 2007 Hawaii State legislative session. The majority of the measures contained in the bills are not expected to negatively affect the electric utilities, and the electric utilities supported many of the measures that would encourage the more efficient use of energy and the use of Hawaii’s renewable resources. Various bills also proposed different approaches to addressing the issue of global warming.

On April 2, 2007, the U.S. Supreme Court ruled, in Massachusetts v. EPA, that, contrary to EPA’s position, the EPA has the authority to regulate greenhouse gases under the Clean Air Act. Although it is too early to assess the ultimate impact of the ruling, since the decision there have been reports that comprehensive legislation may be introduced in Congress this term to regulate greenhouse gas emissions.

At this time, it is not possible to predict with certainty the outcome of any proposed or new legislation.

Other developments

Advanced Meter Infrastructure (AMI). HECO is evaluating the feasibility of utility applications using power line and wireless technologies for two-way communication.

HECO is currently partnering with Sensus Metering Systems to field test an Advanced Metering Infrastructure system that delivers two-way communications to advanced meters, which can enable time-of-use pricing and conservation options for HECO customers. This pilot is expected to include more than 3,000 residential, commercial and industrial customers. Other utility applications being evaluated include distribution system line monitoring, load control for residential and commercial customers and monitoring of distribution substation equipment.

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

Commitments and contingencies

See Note 5 of HECO’s “Notes to Consolidated Financial Statements.”

Recent accounting pronouncements and interpretations

See Note 7 of HECO’s “Notes to Consolidated Financial Statements.”

FINANCIAL CONDITION

Liquidity and capital resources

HECO believes that its ability, and that of its subsidiaries, to generate cash, both internally from operations and externally from issuances of equity and debt securities, commercial paper and lines of credit, is adequate to maintain sufficient liquidity to fund their capital expenditures and investments and to cover debt, retirement benefits and other cash requirements in the foreseeable future.

HECO’s consolidated capital structure (which includes the impact of the sale of the SPRBs on March 27, 2007 and the application of the proceeds thereof (i) to reimburse the utilities for capital expenditures and their use of the reimbursements to paydown short-term borrowings and (ii) to provide a portion of the funds required to refund two series of SPRBs originally issued in 1996) was as follows as of the dates indicated:

(in millions)	March 31, 2007		December 31, 2006
Short-term borrowings	$47	2%	$113	6%
Long-term debt	858	45	766	41
Preferred stock	34	2	34	2
Common stock equity	960	51	959	51

	$1,899	100%	$1,872	100%

As of May 1, 2007, the Standard & Poor’s (S&P) and Moody’s Investors Service’s (Moody’s) ratings of HECO securities were as follows:

	S&P	Moody’s
Commercial paper	A-2	P-2
Revenue bonds (senior unsecured, insured)	AAA	Aaa
HECO-obligated preferred securities of trust subsidiary	BBB-	Baa2
Cumulative preferred stock (selected series)	Not rated	Baa3

The above ratings are not recommendations to buy, sell or hold any securities; such ratings may be subject to revision or withdrawal at any time by the rating agencies; and each rating should be evaluated independently of any other rating. HECO’s overall S&P corporate credit rating is BBB+/Negative/A-2.

The rating agencies use a combination of qualitative measures (i.e., assessment of business risk that incorporates an analysis of the qualitative factors such as management, competitive positioning, operations, markets and regulation) as well as quantitative measures (e.g., cash flow, debt, interest coverage and liquidity ratios) in determining the ratings of HECO securities. In March 2007, S&P confirmed its corporate credit ratings of HECO and maintained its negative outlook. S&P’s ratings outlook “assesses the potential direction of a long-term credit rating over the intermediate term (typically six months to two years).” S&P indicated:

Failure to strengthen key financial parameters, especially cash flow coverage of debt, a slump in the Hawaiian economy, a final rate order that differs from the PUC’s interim decision with regard to HECO’s 2005 rate case, . . . could lead to lower ratings. Conversely, credit-supportive actions by the company as well as responsive rate treatment would lead to ratings stability.

In addition, S&P ranks business profiles from “1” (strong) to “10” (weak). In March 2007, S&P did not change HECO’s business profile rank of “5.”

In December 2006, Moody’s confirmed its issuer ratings and stable outlook for HECO. Moody’s stated, “The rating could be downgraded should weaker than expected regulatory support emerge, including the continuation of regulatory lag, which ultimately causes earnings and sustainable cash flow to suffer.”

HECO utilizes short-term debt, principally commercial paper, to support normal operations and for other temporary requirements. HECO also periodically borrows short-term from HEI for itself and on behalf of HELCO and MECO, and HECO may borrow from or loan to HELCO and MECO short-term. The intercompany borrowings among the utilities, but not the borrowings from HEI, are eliminated in the consolidation of HECO’s financial statements. As of March 31, 2007, HECO had $4 million of short-term borrowings from MECO and HELCO had $46 million of short-term borrowings from HECO. HECO had an average outstanding balance of commercial paper for the first three months of 2007 of $125 million and had $47 million of commercial paper outstanding as of March 31, 2007.

Management believes that if HECO’s commercial paper ratings were to be downgraded, it may be more difficult for HECO to sell commercial paper under current market conditions.

Effective April 3, 2006, HECO entered into a revolving unsecured credit agreement establishing a line of credit facility of $175 million with a syndicate of eight financial institutions. The agreement expires on March 31, 2011. See Note 10 of HECO’s “Notes to Consolidated Financial Statements” for a description of the $175 million credit facility. As of May 1, 2007, the line was undrawn. In the future, HECO may seek to modify the credit facility in accordance with the expedited approval process approved by the PUC, including to increase the amount of credit available under the agreement, and/or to enter into new lines of credit, as management deems appropriate.

See Note 11 of HECO’s “Notes to Consolidated Financial Statements” for a discussion of the SPRBs issued in March 2007. An additional $20 million of revenue bonds may be issued by the Department of Budget and Finance of the State of Hawaii for the benefit of HELCO under a 2005 Legislative authorization prior to the end of June 30, 2010 to finance the electric utilities’ capital improvement projects.

The PUC must approve issuances of long-term securities for HECO, HELCO and MECO, including notes or debentures issued by the electric utilities in connection with the issuance of SPRBs, taxable unsecured notes or trust preferred securities.

Operating activities provided $29 million in net cash during the first three months of 2007. Investing activities during the same period used net cash of $32 million primarily for capital expenditures, net of contributions in aid of construction. Financing activities for the same period provided net cash of $12 million, primarily due to the drawdown of $91 million in SPRBs, partly offset by a $66 million net decrease in short-term borrowings.

MATERIAL ESTIMATES AND CRITICAL ACCOUNTING POLICIES

The following updates HECO’s disclosures about material estimates and critical accounting policies on pages 90 to 92 of HECO’s 2006 Form 10-K.

A material estimate was revised in the first quarter of 2007 when HELCO and the Consumer Advocate reached a settlement of the issues in the HELCO 2006 rate case proceeding (see “HELCO power situation” in Note 5 of HECO’s “Notes to Consolidated Financial Statements”). Under the settlement, HELCO agreed to write-off a portion of CT-4 and CT-5 costs, resulting in an after-tax charge to net income of approximately $7 million in the first quarter of 2007. If it becomes probable that the PUC, in its final order, will disallow additional costs incurred for CT-4 and CT-5 for rate-making purposes, HELCO will be required to again revise its CT-4 and CT-5 costs estimated to be recoverable and record an additional write-off.

BANK

RESULTS OF OPERATIONS

	Three months ended March 31,		% change
(in thousands)	2007	2006		Primary reason(s) for significant change
Revenues	$104,460	$100,004	4	Higher interest income (resulting from higher average balances and yields on loans, partly offset by lower average balances on investment and mortgage-related securities) and higher noninterest income
Operating income	18,428	27,015	(32)	Lower net interest income and higher noninterest expense, partly offset by higher noninterest income
Net income	11,596	16,827	(31)	Lower operating income

See “Economic conditions” in the “HEI Consolidated” section above.

Net interest margin

Earnings of ASB depend primarily on net interest income, which is the difference between interest earned on earning assets and interest paid on costing liabilities. If the current interest rate environment persists, compression of ASB’s net interest margin will continue to be a concern. ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. As of March 31, 2007 and December 31, 2006, ASB’s loan portfolio mix, net, consisted of 72% residential loans, 12% commercial loans, 9% commercial real estate loans and 7% consumer loans. ASB’s mortgage-related securities portfolio consists primarily of shorter-duration assets and is affected by market interest rates and demand.

Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Advances from the FHLB of Seattle and securities sold under agreements to repurchase continue to be significant sources of funds, but the amount of advances has trended downward over the last few years. As of March 31, 2007 and December 31, 2006, ASB’s costing liabilities consisted of 74% deposits and 26% other borrowings. Higher short-term interest rates and the inverted to flat yield curve have made it challenging to retain deposits and control funding costs. Deposit retention and growth will remain a challenge in the current environment.

Other factors primarily affecting ASB’s operating results include fee income, provision (or reversal of allowance) for loan losses, gains or losses on sales of securities available-for-sale and expenses from operations.

Although higher long-term interest rates could reduce the market value of available-for-sale investment and mortgage-related securities and reduce stockholder’s equity through a balance sheet charge to AOCI, this reduction in the market value of investments and mortgage-related securities would not result in a charge to net income in the absence of a sale of such securities or an “other-than-temporary” impairment in the value of the securities. As of March 31, 2007 and December 31, 2006, the unrealized losses, net of tax benefits, on available-for-sale investments and mortgage-related securities (including securities pledged for repurchase agreements) in AOCI was $26 million and $35 million, respectively. The reduction in unrealized losses was largely due to movement in the general level of interest rates within the first quarter of 2007. See “Quantitative and qualitative disclosures about market risk.”

The following table sets forth average balances, interest and dividend income, interest expense and weighted-average yields earned and rates paid, for certain categories of earning assets and costing liabilities for the three months ended March 31, 2007 and 2006.

Three months ended March 31	2007	2006	Change
(dollars in thousands)
Loans receivable
Average balances [1]	$3,805,122	$3,585,205	$219,917
Interest income [2]	60,281	55,153	5,128
Weighted-average yield (%)	6.36	6.17	0.19
Investment and mortgage-related securities
Average balances	$2,382,179	$2,606,480	$(224,301)
Interest income	26,706	29,173	(2,467)
Weighted-average yield (%)	4.48	4.48	—
Other investments [3]
Average balances	$203,358	$180,697	$22,661
Interest and dividend income	1,459	904	555
Weighted-average yield (%)	2.87	2.00	0.87
Total earning assets
Average balances	$6,390,659	$6,372,382	$18,277
Interest and dividend income	88,446	85,230	3,216
Weighted-average yield (%)	5.55	5.36	0.19
Deposit liabilities
Average balances	$4,531,825	$4,550,700	$(18,875)
Interest expense	20,738	15,393	5,345
Weighted-average rate (%)	1.86	1.37	0.49
Borrowings
Average balances	$1,636,161	$1,614,099	$22,062
Interest expense	18,406	17,162	1,244
Weighted-average rate (%)	4.55	4.30	0.25
Total costing liabilities
Average balances	$6,167,986	$6,164,799	$3,187
Interest expense	39,144	32,555	6,589
Weighted-average rate (%)	2.57	2.14	0.43
Net average balance	$222,673	$207,583	$15,090
Net interest income	49,302	52,675	(3,373)
Interest rate spread (%)	2.98	3.22	(0.24)
Net interest margin (%) [4]	3.07	3.29	(0.22)

[1]	Includes nonaccrual loans.

[2]

Includes loan fees of $1.2 million and $1.4 million for three months ended March 31, 2007 and 2006, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans.

[3]	Includes federal funds sold and interest bearing deposits and stock in the FHLB of Seattle ($98 million as of March 31, 2007).

[4]	Defined as net interest income as a percentage of average earning assets.

Results – three months ended March 31, 2007

Net interest income for three months ended March 31, 2007 decreased by $3.4 million, or 6%, when compared to the same period in 2006. ASB continued to grow its loans, but the combination of higher short-term and falling long-term interest rates have made the interest rate environment significantly more challenging than it was during the first quarter of 2006 and caused ASB to experience further margin compression. Net interest margin decreased from 3.29% in the first quarter of 2006 to 3.07% in the first quarter of 2007 as higher balances and yields on loans were more than offset by lower balances on investment and mortgage-related securities and higher funding costs. The increase in the average loan portfolio balance was due, in part, to the continued strength in the Hawaii economy and real estate market. The decrease in the average investment and mortgage-related securities portfolios was due to the use of proceeds from repayments in the portfolio to fund loans. Average deposit balances decreased by $19 million compared to the first quarter of 2006, and increased by $14 million compared to the last quarter of 2006. The shift in deposit mix from lower cost savings and checking accounts to higher cost certificates, along with the repricing of deposits, has contributed to increased funding costs. Net interest margin for the first quarter of 2007 of 3.07% was comparable to the fourth quarter of 2006 of 3.05%. ASB’s net interest income continues to be under pressure given the prolonged inverted to flat yield curve.

During the first quarters of 2007 and 2006, the need to provide for loan losses as a result of additional loan growth was fully offset by the release of reserves on existing loans due to strong asset quality. As of March 31, 2007, ASB’s allowance for loan losses was 0.80% of average loans outstanding, compared to 0.85% at December 31, 2006 and 0.86% at March 31, 2006. As of March 31, 2007, ASB’s nonperforming assets to total assets was 0.06%, compared to 0.03% as of December 31, 2006 and March 31, 2006.

Three months ended March 31	2007	2006
(in thousands)
Allowance for loan losses, January 1	$31,228	$30,595
Net recoveries (charge-offs)	(708)	66

Allowance for loan losses, March 31	$30,520	$30,661

First quarter of 2007 noninterest income increased by $1.2 million, or 8%, when compared to the first quarter of 2006, primarily due to increases in deposit fees and card fees, partly offset by decreases in insurance commission income.

Noninterest expense for the three months ended March 31, 2007 increased by $6.5 million, or 16%, when compared to the first quarter of 2006, primarily due to higher legal and other litigation expenses. While the costs related to litigation and other legal issues may decline in the future as matters are resolved, ASB expects overall noninterest expenses to remain near current levels as ASB strengthens its risk management and compliance infrastructure in 2007 to support its transformation growth.

FHLB of Seattle business and capital plan

In December 2004, the FHLB of Seattle signed an agreement with its regulator, the Federal Housing Finance Board (Finance Board), to adopt a business and capital plan to strengthen its risk management, capital structure and governance. As of March 31, 2007, ASB had an investment in FHLB of Seattle stock of $98 million. In April 2005, the FHLB of Seattle delivered a proposed three-year business plan and capital management plan to the Finance Board, and issued a press release stating that it anticipates minimal to no dividends in the next few years while it implements its new business model. In December 2006 and in January 2007, the Board of Directors of the FHLB of Seattle declared, and ASB received, a cash dividend of $98,000 in December 2006 and February 2007, respectively. In January 2007, the FHLB of Seattle announced that the Finance Board had terminated its agreement with the FHLB of Seattle, attributing the termination to its full compliance with the terms of the agreement and significant progress the FHLB of Seattle has made in implementing its business and capital management plan.

FINANCIAL CONDITION

Liquidity and capital resources

(in millions)	March 31, 2007	December 31, 2006	% change
Total assets	$6,846	$6,808	1
Available-for-sale investment and mortgage-related securities	2,405	2,367	2
Investment in stock of FHLB of Seattle	98	98	—
Loans receivable, net	3,816	3,780	1
Deposit liabilities	4,577	4,576	—
Other bank borrowings	1,591	1,569	1

As of March 31, 2007, ASB was the third largest financial institution in Hawaii based on assets of $6.8 billion and deposits of $4.6 billion.

In March 2007, Moody’s raised ASB’s counterparty credit rating to A3 from Baa3. In doing so, Moody’s acknowledged ASB’s high capital ratios, excellent asset quality indicators and prudent liquidity posture. In April 2007, S&P raised ASB’s long-term/short-term counterparty credit ratings to BBB/A-2 from BBB-/A-3. In doing so, S&P acknowledged the improvement in ASB’s interest rate risk and funding profiles from its community banking strategy, its still modest credit risk profile and its solid capital base. These ratings are not recommendations to buy, sell or hold any securities; such ratings may be subject to revision or withdrawal at any time by the rating agencies; and each rating should be evaluated independently of any other rating.

As of March 31, 2007, ASB’s unused FHLB borrowing capacity was approximately $1.6 billion. As of March 31, 2007, ASB had commitments to borrowers for undisbursed loan funds, loan commitments and unused lines and letters of credit of $1.1 billion. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.

For the first three months of 2007, net cash provided by ASB’s operating activities was $29 million. Net cash used during the same period by ASB’s investing activities was $65 million, primarily due to purchases of investment and mortgage-related securities of $132 million and a net increase in loans receivable of $41 million, partly offset by repayments of mortgage-related securities of $109 million. Net cash provided by financing activities during this period was $11 million, primarily due to net increase of $23 million in retail repurchase agreements, partly offset by payment of $9 million in common stock dividends.

As of March 31, 2007, ASB was well-capitalized (ratio requirements noted in parentheses) with a leverage ratio of 7.7% (5.0%), a Tier-1 risk-based capital ratio of 14.1% (6.0%) and a total risk-based capital ratio of 14.9% (10.0%).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company considers interest-rate risk (a non-trading market risk) to be a very significant market risk for ASB as it could potentially have a significant effect on the Company’s financial condition and results of operations. For additional quantitative and qualitative information about the Company’s market risks, see pages 94 to 96 of HEI’s 2006 Form 10-K.

ASB’s interest-rate risk sensitivity measures as of March 31, 2007 and December 31, 2006 constitute “forward-looking statements” and were as follows:

	March 31, 2007			December 31, 2006
	Change in NII	NPV ratio	NPV ratio sensitivity *	Change in NII	NPV ratio	NPV ratio sensitivity *
Change in interest rates (basis points)	Gradual change	Instantaneous change		Gradual change	Instantaneous change
+300	(3.6)%	7.66%	(350)	(3.8)%	7.83%	(341)
+200	(2.4)	8.97	(219)	(2.6)	9.09	(215)
+100	(1.2)	10.21	(95)	(1.3)	10.29	(95)
Base	—	11.16	—	—	11.24	—
-100	1.6	11.48	32	2.0	11.64	40
-200	1.0	11.00	(16)	1.8	11.27	3
-300	(1.1)	10.29	(87)	0.3	10.60	(64)

*	Change from base case in basis points.

ASB’s net interest income sensitivity as of March 31, 2007 is slightly less liability sensitive when compared to the net interest income sensitivity as of December 31, 2006. In the declining rate scenarios, changes in net interest income relative to the base case are less positive as of March 31, 2007 than they were at December 31, 2006. The changes are due to lower interest rates as of March 31, 2007, which result in faster prepayment expectations and lower reinvestment rates in the falling rate scenarios, causing interest income to decline faster than interest expenses.

ASB’s base net present value (NPV) ratio as of March 31, 2007 was essentially unchanged compared to December 31, 2006.

ASB’s NPV ratio sensitivity measure as of March 31, 2007 is slightly less liability sensitive when compared to the NPV ratio sensitivity measure as of December 31, 2006. In the falling rate scenarios, changes in the NPV ratio relative to the base case are less favorable as of March 31, 2007 than they were at December 31, 2006. The changes are due to lower interest rates as of March 31, 2007, which result in faster prepayment expectations in the falling rate scenarios.

The computation of the prospective effects of hypothetical interest rate changes on the net interest income (NII) sensitivity, NPV ratio, and NPV ratio sensitivity analyses is based on numerous assumptions, including relative levels of market interest rates, loan prepayments, balance changes and pricing strategies, and should not be relied upon as indicative of actual results. (See page 95 of HEI’s 2006 Form 10-K for a more detailed description of key modeling assumptions used in the NII sensitivity analysis.) To the extent market conditions and other factors vary from the assumptions used in the simulation analysis, actual results may differ materially from the simulation results. Furthermore, NII sensitivity analysis measures the change in ASB’s twelve-month, pre-tax NII in alternate interest rate scenarios, and is intended to help management identify potential exposures in ASB’s current balance sheet and formulate appropriate strategies for managing interest rate risk. The simulation does not contemplate any actions that ASB management might undertake in response to changes in interest rates. Further, the changes in NII vary in the twelve-month simulation period and are not necessarily evenly distributed over the period. These analyses are for analytical purposes only and do not represent management’s views of future market movements, the level of future earnings, or the timing of any changes in earnings within the twelve month analysis horizon. The actual impact of changes in interest rates on NII will depend on the magnitude and speed with which rates change, actual changes in ASB’s balance sheet, and management’s responses to the changes in interest rates.

Item 4.	Controls and Procedures

HEI:

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Constance H. Lau, HEI Chief Executive Officer, and Eric K. Yeaman, HEI Chief Financial Officer, have evaluated the disclosure controls and procedures of HEI as of March 31, 2007. Based on their evaluations, as of March 31, 2007, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by HEI in reports HEI files or submits under the Securities Exchange Act of 1934:

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

Internal Control Over Financial Reporting

During the first quarter of 2007, there has been no change in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HECO:

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

T. Michael May, HECO Chief Executive Officer, and Tayne S. Y. Sekimura, HECO Chief Financial Officer, have evaluated the disclosure controls and procedures of HECO as of March 31, 2007. Based on their evaluations, as of March 31, 2007, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by HECO in reports HECO files or submits under the Securities Exchange Act of 1934:

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

Internal Control Over Financial Reporting

During the first quarter of 2007, there has been no change in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of HECO and its subsidiaries’ internal control over financial reporting as of March 31, 2007 that has materially affected, or is reasonably likely to materially affect, HECO and its subsidiaries’ internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The descriptions of legal proceedings (including judicial proceedings and proceedings before the PUC and environmental and other administrative agencies) in HEI’s Form 10-K (see “Part II. Item 1. Legal Proceedings”) and this 10-Q (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and HECO’s “Notes to Consolidated Financial Statements”) are incorporated by reference in this Item 1. With regard to any pending legal proceeding, alternative dispute resolution, such as mediation or settlement, may be pursued where appropriate, with such efforts typically maintained in confidence unless and until a resolution is achieved. Certain HEI subsidiaries (including HECO and its subsidiaries and ASB) may also be involved in ordinary routine PUC proceedings, environmental proceedings and litigation incidental to their respective businesses.

Item 1A.	Risk Factors

For information about Risk Factors, see pages 33 to 42 of HEI’s 2006 Form 10-K, and “Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk,” HEI’s Consolidated Financial Statements and HECO’s Consolidated Financial Statements herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of HEI common shares were made as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period*	(a) Total Number of Shares Purchased **	(b) Average Price Paid per Share **	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs **	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2007	52,552	$27.05	—	NA
February 1 to 28, 2007	42,511	$26.70	—	NA
March 1 to 31, 2007	12,600	$25.90	—	NA

	107,663	$26.77	—	NA

NA Not applicable.

*	Trades (total number of shares purchased) are reflected in the month in which the order is placed.

**	The purchases were made to satisfy the requirements of the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP) and Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP and HEIRSP. Of the shares listed in column (a), all of the 52,552 shares, 32,011 of the 42,511 shares and none of the 12,600 shares were purchased for the DRIP and the remainder were purchased for the HEIRSP. All purchases were made through a broker on the open market.

Beginning on March 6, 2007, the Company began issuing new shares to satisfy the requirements of DRIP and HEIRSP.

Item 5.	Other Information

A.	Ratio of earnings to fixed charges.

	Three months ended March 31,		Years ended December 31,
	2007	2006	2006	2005	2004	2003	2002
HEI and Subsidiaries
Excluding interest on ASB deposits	1.22	2.33	2.08	2.31	2.32	2.11	2.03
Including interest on ASB deposits	1.14	1.95	1.73	1.98	2.00	1.84	1.72
HECO and Subsidiaries	.99	3.38	3.14	3.23	3.49	3.36	3.71

See HEI Exhibit 12.1 and HECO Exhibit 12.2.

B.	News release.

On May 3, 2007, HEI issued a news release, “Hawaiian Electric Industries, Inc. Reports First Quarter 2007 Earnings.” See HEI Exhibit 99.

Item 6.	Exhibits

HEI Exhibit 12.1

Hawaiian Electric Industries, Inc. and Subsidiaries

Computation of ratio of earnings to fixed charges, three months ended March 31, 2007 and 2006 and years ended December 31, 2006, 2005, 2004, 2003 and 2002

HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Eric K. Yeaman (HEI Chief Financial Officer)

HEI Exhibit 32.1	Written Statement of Constance H. Lau (HEI Chief Executive Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

HEI Exhibit 32.2	Written Statement of Eric K. Yeaman (HEI Chief Financial Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

HEI Exhibit 99	News release, dated May 3, 2007, “Hawaiian Electric Industries, Inc. Reports First Quarter 2007 Earnings”

HECO Exhibit 12.2

Hawaiian Electric Company, Inc. and Subsidiaries

Computation of ratio of earnings to fixed charges, three months ended March 31, 2007 and 2006 and years ended December 31, 2006, 2005, 2004, 2003 and 2002

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ T. Michael May
	Constance H. Lau		T. Michael May
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of HECO)

By	/s/ Eric K. Yeaman	By	/s/ Tayne S. Y. Sekimura
	Eric K. Yeaman		Tayne S. Y. Sekimura
	Financial Vice President, Treasurer		Financial Vice President
	and Chief Financial Officer		(Principal Financial Officer of HECO)
(Principal Financial Officer of HEI)

By	/s/ Curtis Y. Harada	By	/s/ Patsy H. Nanbu
	Curtis Y. Harada		Patsy H. Nanbu
	Controller		Controller
	(Chief Accounting Officer of HEI)		(Chief Accounting Officer of HECO)

Date: May 3, 2007		Date: May 3, 2007