Form 10-K
period 2007-12-31
HAWAIIAN ELECTRIC CO INC; HAWAIIAN ELECTRIC INDUSTRIES INC
filed 2008-02-29
CIK 46207, 354707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if Registrant Hawaiian Electric Industries, Inc. is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if Registrant Hawaiian Electric Company, Inc. is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if Registrant Hawaiian Electric Industries, Inc. is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark if Registrant Hawaiian Electric Company, Inc. is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether Registrant Hawaiian Electric Industries, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether Registrant Hawaiian Electric Company, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether Registrant Hawaiian Electric Industries, Inc. is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☒    Accelerated filer  ☐
Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether Registrant Hawaiian Electric Company, Inc. is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☐    Accelerated filer  ☐
Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether Registrant Hawaiian Electric Industries, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether Registrant Hawaiian Electric Company, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

	Aggregate market value of the voting and non- voting common equity held by non-affiliates of the registrants as of	Number of shares of common stock outstanding of the registrants as of
	June 30, 2007	June 30, 2007	February 21, 2008
Hawaiian Electric Industries, Inc. (HEI)	$1,951,852,953	82,391,429	83,576,528
		(Without par value)	(Without par value)

Hawaiian Electric Company, Inc. (HECO)	None	12,805,843 ($6 2/3 par value)	12,805,843 ($6 2/3 par value)

DOCUMENTS INCORPORATED BY REFERENCE

HEI’s Annual Report to Shareholders (Selected Sections) for the fiscal year ended December 31, 2007—Parts I, II, III and IV

HECO’s Consolidated Selected Financial Data—Part II

HECO’s Management’s Discussion and Analysis of Financial Condition and Results of Operations—Part II

HECO’s Quantitative and Qualitative Disclosures about Market Risk—Part II

HECO’s Consolidated 2007 Financial Statements—Parts I, II, III and IV

Selected sections of Proxy Statement of HEI for the 2008 Annual Meeting of Shareholders to be filed—Part III

This combined Form 10-K represents separate filings by Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc. Information contained herein relating to any individual registrant is filed by each registrant on its own behalf. Neither registrant makes any representations as to the information relating to the other registrant.

i

GLOSSARY OF TERMS

Defined below are certain terms used in this report:

Terms	Definitions
1935 Act	Public Utility Holding Company Act of 1935
2005 Act	Public Utility Holding Company Act of 2005
AES Hawaii	AES Hawaii, Inc., formerly known as AES Barbers Point, Inc.
ASB	American Savings Bank, F.S.B., a wholly-owned subsidiary of HEI Diversified, Inc. and parent company of American Savings Investment Services Corp. (and its subsidiary since March 15, 2001, Bishop Insurance Agency of Hawaii, Inc.). Former subsidiaries include American Savings Mortgage Co., Inc. (dissolved in July 2003), ASB Service Corporation (dissolved in January 2004), ASB Realty Corporation (dissolved in May 2005) and AdCommunications, Inc. (dissolved in May 2007).
BIF	Bank Insurance Fund
BLNR	Board of Land and Natural Resources of the State of Hawaii
Btu	British thermal unit
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
Chevron	Chevron Products Company, a fuel oil supplier
Company

When used in Hawaiian Electric Industries, Inc. sections, the “Company” refers to Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under HECO); HEI Diversified, Inc. and its subsidiary, American Savings Bank, F.S.B. and its subsidiaries (listed under ASB); Pacific Energy Conservation Services, Inc.; HEI Properties, Inc.; HEI Investments, Inc.; Hawaiian Electric Industries Capital Trust II and Hawaiian Electric Industries Capital Trust III (inactive financing entities); and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.). Former subsidiaries of HEI (other than former subsidiaries of HECO and ASB and former subsidiaries of HEI sold or dissolved prior to 2004) include Hycap Management, Inc. (dissolution completed in 2007); Hawaiian Electric Industries Capital Trust I (dissolved and terminated in 2004)*, HEI Preferred Funding, LP (dissolved and terminated in 2004)*, Malama Pacific Corp. (discontinued operations, dissolved in June 2004), and HEIPC (discontinued operations, dissolved in 2006) and its dissolved subsidiaries. (*unconsolidated subsidiaries as of January 1, 2004).

When used in Hawaiian Electric Company, Inc. sections, the “Company” refers to Hawaiian Electric Company, Inc. and its direct subsidiaries.

Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
CT	Combustion turbine
D&O	Decision and order
DG	Distributed generation
DOD	Department of Defense – federal
DOH	Department of Health of the State of Hawaii
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
DSM	Demand-side management
ECAC	Energy cost adjustment clause
EITF	Emerging Issues Task Force
EOTP	East Oahu Transmission Project
EPA	U.S. Environmental Protection Agency
ERL	Environmental Response Law of the State of Hawaii
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
federal	U.S. Government
FERC	Federal Energy Regulatory Commission
FHLB	Federal Home Loan Bank
FICO	Financing Corporation

GLOSSARY OF TERMS (continued)

Terms	Definitions
GAAP	U. S. generally accepted accounting principles
HCPC	Hilo Coast Power Company, formerly Hilo Coast Processing Company
HC&S	Hawaiian Commercial & Sugar Company, a division of A&B-Hawaii, Inc.
HECO	Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Hawaii Electric Light Company, Inc., Maui Electric Company, Limited, Renewable Hawaii, Inc., Uluwehiokama Biofuels Corp. and HECO Capital Trust III. Former subsidiaries include HECO Capital Trust I (dissolved and terminated in 2004)* and HECO Capital Trust II (dissolved and terminated in 2004)*. (*unconsolidated subsidiaries as of January 1, 2004)
HECO’s Consolidated Financial Statements	Hawaiian Electric Company, Inc.’s Consolidated Financial Statements, which is incorporated by reference into Parts I, II, III and IV of this Form 10-K to HECO Exhibit 99.1 to HECO’s Current Report on Form 8-K dated February 21, 2008
HECO’s MD&A	Hawaiian Electric Company, Inc.’s Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated into Part II, Item 7 of this Form 10-K by reference to HECO Exhibit 99.1 to HECO’s Current Report on Form 8-K dated February 21, 2008
HEI	Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., HEI Diversified, Inc., Pacific Energy Conservation Services, Inc., HEI Properties, Inc., HEI Investments, Inc., Hawaiian Electric Industries Capital Trust II, Hawaiian Electric Industries Capital Trust III and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.). Former subsidiaries are listed under Company.
HEI’s Annual Report	Selected sections of Hawaiian Electric Industries, Inc.’s 2007 Annual Report to Shareholders, which are incorporated into various parts of this Form 10-K by reference to HEI Exhibit 13 to HEI’s Current Report on Form 8-K dated February 21, 2008
HEI’s Consolidated Financial Statements	Hawaiian Electric Industries, Inc.’s Consolidated Financial Statements, which are incorporated into Part II, Item 8 of this Form 10-K by reference to HEI Exhibit 13 to HEI’s Current Report on Form 8-K dated February 21, 2008
HEI’s MD&A	Hawaiian Electric Industries, Inc.’s Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated into Part II, Item 7 of this Form 10-K by reference to HEI Exhibit 13 to HEI’s Current Report on Form 8-K dated February 21, 2008
HEI 2008 Proxy Statement	Selected sections of Hawaiian Electric Industries, Inc.’s 2008 Proxy Statement to be filed, which are incorporated into this Form 10-K by reference
HEIDI	HEI Diversified, Inc., a wholly-owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
HEIII	HEI Investments, Inc. (formerly HEI Investment Corp.), a direct subsidiary of Hawaiian Electric Industries, Inc. since January 2007 and formerly a wholly-owned subsidiary of HEI Power Corp.
HEIPC	HEI Power Corp., formerly a wholly owned subsidiary of Hawaiian Electric Industries, Inc., and the former parent company of numerous subsidiaries, several of which were dissolved or otherwise wound up since 2002, pursuant to a formal plan to exit the international power business (formerly engaged in by HEIPC and its subsidiaries) adopted by the HEI Board of Directors in October 2001. HEIPC was dissolved in December 2006.
HEIPI	HEI Properties, Inc., a wholly-owned subsidiary of Hawaiian Electric Industries, Inc.
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELCO	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.
HEP	Hamakua Energy Partners, L.P., formerly known as Encogen Hawaii, L.P.
HITI	Hawaiian Interisland Towing, Inc.
HRD	Hawi Renewable Development, LLC
HTB	Hawaiian Tug & Barge Corp. On November 10, 1999, HTB sold substantially all of its operating assets and the stock of Young Brothers, Limited, and changed its name to The Old Oahu Tug Services, Inc.
IPP	Independent power producer
IRP	Integrated resource plan

Kalaeloa	Kalaeloa Partners, L.P.

GLOSSARY OF TERMS (continued)

Terms	Definitions
kV	kilovolt
KWH	Kilowatthour
KWP	Kaheawa Wind Power, LLC
LSFO	Low sulfur fuel oil
MBtu	Million British thermal unit
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MECO	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
MSFO	Medium sulfur fuel oil
MW	Megawatt/s (as applicable)
NA	Not applicable
NM	Not meaningful
O&M	operation and maintenance
OPA	Federal Oil Pollution Act of 1990
OTS	Office of Thrift Supervision, Department of Treasury
PCB	Polychlorinated biphenyls
PECS	Pacific Energy Conservation Services, Inc., a wholly-owned subsidiary of Hawaiian Electric Industries, Inc.
PGV	Puna Geothermal Venture
PPA	Power purchase agreement
PUC	Public Utilities Commission of the State of Hawaii
PURPA	Public Utility Regulatory Policies Act of 1978
QF	Qualifying Facility under the Public Utility Regulatory Policies Act of 1978
QTL	Qualified Thrift Lender
RCRA	Resource Conservation and Recovery Act of 1976
Registrant	Each of Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc.
ROACE	Return on average common equity
ROR	Return on rate base
SAIF	Savings Association Insurance Fund
SARs	Stock appreciation rights
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
ST	Steam turbine
state	State of Hawaii
Tesoro	Tesoro Hawaii Corporation dba BHP Petroleum Americas Refining Inc., a fuel oil supplier
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

Risks, uncertainties and other important factors that could cause actual results to differ materially from those in forward-looking statements and from historical results include, but are not limited to, the following:

•

the effects of international, national and local economic conditions, including the state of the Hawaii tourist and construction industries, the strength or weakness of the Hawaii and continental U.S. real estate markets (including the fair value and/or the actual performance of collateral underlying loans and mortgage-related securities held by American Savings Bank, F.S.B. (ASB)) and decisions concerning the extent of the presence of the federal government and military in Hawaii;

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

•	the timing and extent of changes in interest rates and the shape of the yield curve;

•	the ability of the Company to access the credit markets to obtain financing;

•	the risks inherent in changes in the value of and market for securities available for sale and in the value of pension and other retirement plan assets;

•	changes in assumptions used to calculate retirement benefits costs and changes in funding requirements;

•

increasing competition in the electric utility and banking industries (e.g., increased self-generation of electricity may have an adverse impact on HECO’s revenues and increased price competition for deposits, or an outflow of deposits to alternative investments, may have an adverse impact on ASB’s cost of funds);

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

•

federal, state and international governmental and regulatory actions, such as changes in laws, rules and regulations applicable to HEI, HECO, ASB and their subsidiaries (including changes in taxation, environmental laws and regulations, the potential regulation of greenhouse gas emissions and governmental fees and assessments); decisions by the Public Utilities Commission of the State of Hawaii (PUC) in rate cases (including decisions on ECACs) and other proceedings and by other agencies and courts on land use, environmental and other permitting issues (such as required corrective actions, restrictions and penalties that may arise, for example with respect to environmental conditions or renewable portfolio standards (RPS)); enforcement actions by the Office of Thrift Supervision (OTS) and other governmental authorities (such as consent orders, required corrective actions, restrictions and penalties that may arise, for example, with respect to compliance deficiencies under the Bank Secrecy Act or other regulatory requirements or with respect to capital adequacy);

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

•	the effects of changes by securities rating agencies in their ratings of the securities of HEI and HECO and the results of financing efforts;

•	faster than expected loan prepayments that can cause an acceleration of the amortization of premiums on loans and investments and the impairment of mortgage servicing assets of ASB;

•	changes in ASB’s loan portfolio credit profile and asset quality which may increase or decrease the required level of allowance for loan losses;

•	changes in ASB’s deposit cost or mix which may have an adverse impact on ASB’s cost of funds;

•	the final outcome of tax positions taken by HEI, HECO, ASB and their subsidiaries;

•	the ability of consolidated HEI to generate capital gains and utilize capital loss carryforwards on future tax returns;

•	the risks of suffering losses and incurring liabilities that are uninsured; and

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

HECO and its operating utility subsidiaries, Hawaii Electric Light Company, Inc. (HELCO) and Maui Electric Company, Limited (MECO), are regulated electric public utilities. HECO also owns all the common securities of HECO Capital Trust III (Delaware statutory trust), which was formed to effect the issuance of $50 million of cumulative quarterly income preferred securities in 2004, for the benefit of HECO, HELCO and MECO. In December 2002, HECO formed a subsidiary, Renewable Hawaii, Inc., to invest in renewable energy projects. In September 2007, HECO formed another subsidiary, Uluwehiokama Biofuels Corp., which will partly own a new biodiesel refining plant to be built on the island of Maui by 2009 and will direct its profits into a trust to be created for the purpose of funding biofuels development in Hawaii.

Besides HECO and its subsidiaries, HEI also currently owns directly or indirectly the following subsidiaries: HEI Diversified, Inc. (HEIDI) (a holding company) and its subsidiary, ASB, and the subsidiaries of ASB; Pacific Energy Conservation Services, Inc. (PECS); HEI Properties, Inc. (HEIPI); HEI Investments, Inc.; Hawaiian Electric Industries Capital Trusts II and III (formed in 1997 to be available for trust securities financings); and The Old Oahu Tug Service, Inc. (TOOTS).

ASB, acquired in 1988, is the third largest financial institution in the State of Hawaii based on total assets as of December 31, 2007. ASB has a division involved in the sale and distribution of insurance products.

HEIPI, whose predecessor company was formed in February 1998, holds venture capital investments (in companies based in Hawaii and the U.S. mainland) with a carrying value of $1.6 million as of December 31, 2007.

HEI Investment Corp. (HEIIC), incorporated in May 1984 primarily to make passive investments in corporate securities and other long-term investments, changed its name to HEI Investments, Inc. (HEIII) in January 2000. HEIII is not an “investment company” regulated under the Investment Company Act of 1940. HEIII’s long-term investments previously consisted primarily of investments in leveraged leases, the last of which was sold in November 2007. Since HEIII has now sold substantially all of its investments, the Company currently plans to wind up HEIII’s affairs during 2008.

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

For additional information about the Company, see HEI’s MD&A, HEI’s “Quantitative and Qualitative Disclosures about Market Risk” and HEI’s Consolidated Financial Statements, which are incorporated by reference into Part II of this Form 10-K.

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

Regulation

HEI and HECO are each holding companies within the meaning of the Public Utility Holding Company Act of 2005 and implementing regulations (2005 Act) and filed a required notification of that status on February 21, 2006. The 2005 Act makes holding companies and certain of their subsidiaries subject to certain rights of the Federal Energy Regulatory Commission (FERC) to have access to books and records relating to FERC’s jurisdictional rates, and also imposes certain record retention, accounting and reporting requirements. HEI and HECO filed a FERC Form 65B seeking a waiver of these record retention, accounting and reporting requirements, which waiver was confirmed in May 2006.

HEI is subject to an agreement entered into with the PUC (the PUC Agreement) when HECO became a subsidiary of HEI. The PUC Agreement, among other things, requires HEI to provide the PUC with periodic financial information and other reports concerning intercompany transactions and other matters. It prohibits the electric utilities from loaning funds to HEI or its nonutility subsidiaries and from redeeming common stock of the electric utility subsidiaries without PUC approval. Further, the PUC could limit the ability of the electric utility subsidiaries to pay dividends on their common stock. See “Restrictions on dividends and other distributions” and “Electric utility—Regulation” (regarding the PUC review of the relationship between HEI and HECO).

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

OTS regulations also generally prohibit savings and loan holding companies and their nonthrift subsidiaries from engaging in activities other than those which are specifically enumerated in the regulations. However, the OTS regulations provide for an exemption which is available to HEI and HEIDI if ASB satisfies the qualified thrift lender (QTL) test discussed under “Bank—Regulation—Qualified thrift lender test.” ASB met the QTL test at all times during 2007, but the failure of ASB to satisfy the QTL test in the future could result in a need to divest ASB. If such divestiture were to be required, federal law limits the entities that might be eligible to acquire ASB.

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

The abilities of certain of HEI’s subsidiaries to pay dividends or make other distributions to HEI are subject to contractual and regulatory restrictions. Under the PUC Agreement, in the event that the consolidated common stock equity of the electric utility subsidiaries falls below 35% of total electric utility capitalization (including in capitalization the current maturities of long-term debt, but excluding short-term borrowings), the electric utility subsidiaries would be restricted, unless they obtained PUC approval, in their payment of cash dividends to 80% of the earnings available for the payment of dividends in the current fiscal year and preceding five years, less the amount of dividends paid during that period. The PUC Agreement also provides that the foregoing dividend restriction shall not be construed to relinquish any right the PUC may have to review the dividend policies of the electric utility subsidiaries. As of December 31, 2007, the consolidated common stock equity of HEI’s electric utility subsidiaries was 55% of their total capitalization (as calculated for purposes of the PUC Agreement). As of December 31, 2007, HECO and its subsidiaries had common stock equity of $1.1 billion of which approximately $495 million was not available for transfer to HEI without regulatory approval.

The ability of ASB to make capital distributions to HEI and other affiliates is restricted under federal law. Subject to a limited exception for stock redemptions that do not result in any decrease in ASB’s capital and would improve ASB’s financial condition, ASB is prohibited from declaring any dividends, making any other capital distributions, or paying a management fee to a controlling person if, following the distribution or payment, ASB would be deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized. See “Bank—Regulation—Prompt corrective action.” All capital distributions are subject to a prior indication of no objection by the OTS. Also see Note 12 to HEI’s Consolidated Financial Statements.

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

Environmental regulation. HEI and its subsidiaries are subject to federal and state statutes and governmental regulations pertaining to water quality, air quality and other environmental factors. See the “Environmental regulation” discussions in the “Electric utility” and “Bank” sections below.

Under the terms of the agreement for the sale of YB, HEI and TOOTS had certain environmental obligations arising from conditions existing prior to the sale of YB, including potential obligations regarding petroleum releases in the Honolulu Harbor area. In 2003, TOOTS paid $250,000 to fund response activities related to the Honolulu Harbor area as a one-time cash-out payment in lieu of continuing with further response activities.

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

Revenue bonds are issued by the Department of Budget and Finance of the State of Hawaii for the benefit of HECO and its subsidiaries, but the source of their repayment are the unsecured obligations of HECO and its subsidiaries under loan agreements and notes issued to the Department, including HECO’s guarantees of its subsidiaries’ obligations. The payment of principal and interest due on all revenue bonds currently outstanding are insured either by MBIA Insurance Corporation, Ambac Assurance Corporation, XL Capital Assurance, Inc. or Financial Guaranty Insurance Company and the ratings of those bonds are based on the ratings of the obligations of the bond insurer rather than HECO. See the discussion of the recent downgrades of the ratings of certain of these insurers under “Electric Utility—Liquidity and capital resources” in HEI’s MD&A.

Employees

As of December 31, 2007, 2006, 2005, 2004 and 2003 the Company had full-time employees as follows:

December 31	2007	2006	2005	2004	2003
HEI	42	41	42	45	44
HECO and its subsidiaries	2,145	2,085	2,066	2,013	1,862
ASB and its subsidiaries	1,330	1,318	1,272	1,291	1,285
Other subsidiaries	3	3	3	5	6

	3,520	3,447	3,383	3,354	3,197

The employees of HEI and its direct and indirect subsidiaries, other than the electric utilities, are not covered by any collective bargaining agreement. Of the 2,145 full time employees of HECO and its subsidiaries as of

December 31, 2007, 58% were covered by collective bargaining agreements. See the discussion of “Collective bargaining agreements” in Note 3 to HEI’s Consolidated Financial Statements.

Properties

HEI leases office space from nonaffiliated lessors in downtown Honolulu under leases that expire in May 2011. HEI also subleases office space in a downtown Honolulu building leased by HECO under a lease that expires in November 2021, with an option to extend to November 2024.

Electric utility

HECO and subsidiaries and service areas

HECO, HELCO and MECO are regulated operating electric public utilities engaged in the production, purchase, transmission, distribution and sale of electricity on the islands of Oahu; Hawaii; and Maui, Lanai and Molokai, respectively. HECO acquired MECO in 1968 and HELCO in 1970. In 2007, the electric utilities’ revenues and net income amounted to approximately 83% and 62%, respectively, of HEI’s consolidated revenues and income from continuing operations, compared to approximately 84% and 69% in 2006 and approximately 82% and 57% in 2005, respectively.

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

For additional information about HECO, see HECO’s MD&A, HECO’s “Quantitative and Qualitative Disclosures about Market Risk” and HECO’s Consolidated Financial Statements, which are incorporated by reference into Part II of this Form 10-K.

Sales of electricity

The following table sets forth the number of electric customer accounts as of December 31, 2007, 2006 and 2005 and electric sales revenues by company for each of the years then ended:

Years ended December 31	2007		2006		2005
(dollars in thousands)	Customer accounts*	Electric sales revenues	Customer accounts*	Electric sales revenues	Customer accounts*	Electric sales revenues
HECO	294,591	$1,380,726	292,988	$1,361,566	291,580	$1,201,156
HELCO	78,983	360,684	76,417	338,786	73,835	293,739
MECO	66,323	349,138	64,937	343,916	63,901	301,755

	439,897	$2,090,548	434,342	$2,044,268	429,316	$1,796,650

*	As of December 31.

Seasonality. Kilowatthour (KWH) sales of HECO and its subsidiaries follow a seasonal pattern, but they do not experience the extreme seasonal variation due to extreme weather variations like some electric utilities on the U.S. mainland. KWH sales in Hawaii tend to increase in the warmer summer months, probably as a result of increased demand for air conditioning.

Significant customers. HECO and its subsidiaries derived approximately 9% in 2007 and 10% in 2006 and 2005 of their operating revenues from the sale of electricity to various federal government agencies.

Under a new Basic Ordering Agreement (BOA) with the Department of Defense entered into in 2007, which expires in 2012, and earlier BOAs and other agreements, HECO has completed energy conservation and other projects for federal agencies over the years, although the number of projects completed has decreased through the years.

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

Selected consolidated electric utility operating statistics

Years ended December 31,	2007	2006	2005	2004	2003
KWH sales (millions)
Residential	3,035.5	3,022.2	3,008.0	3,000.6	2,875.9
Commercial	3,340.6	3,313.3	3,288.5	3,247.3	3,168.3
Large light and power	3,690.2	3,728.8	3,742.0	3,762.6	3,676.5
Other	51.8	51.5	51.4	52.8	54.4

	10,118.1	10,115.8	10,089.9	10,063.3	9,775.1

KWH net generated and purchased (millions)
Net generated	6,478.6	6,610.8	6,485.3	6,572.5	6,280.2
Purchased	4,228.0	4,094.4	4,167.5	4,066.5	4,054.3

	10,706.6	10,705.2	10,652.8	10,639.0	10,334.5

Losses and system uses (%)	5.3	5.3	5.1	5.2	5.2
Energy supply (December 31)
Net generating capability—MW	1,685	1,669	1,644	1,642	1,606
Firm purchased capability—MW	538	535	540	529	531

	2,223	2,204	2,184	2,171	2,137

Net peak demand—MW [1]	1,635	1,685	1,641	1,694	1,638
Btu per net KWH generated	10,807	10,848	10,873	10,767	10,663
Average fuel oil cost per Mbtu (cents)	1,108.2	1,094.1	908.6	684.3	580.5

Customer accounts (December 31)
Residential	381,964	376,783	372,638	366,217	362,400
Commercial	55,869	55,493	54,647	53,854	52,659
Large light and power	554	567	559	555	549
Other	1,510	1,499	1,472	1,420	1,385

	439,897	434,342	429,316	422,046	416,993

Electric revenues (thousands)
Residential	$713,241	$690,425	$607,031	$527,970	$471,697
Commercial	714,218	695,247	611,403	522,230	474,017
Large light and power	652,298	648,066	569,016	483,737	434,319
Other	10,791	10,530	9,200	8,148	7,758

	$2,090,548	$2,044,268	$1,796,650	$1,542,085	$1,387,791

Average revenue per KWH sold (cents)	20.66	20.21	17.81	15.32	14.20
Residential	23.50	22.85	20.18	17.60	16.40
Commercial	21.38	20.98	18.59	16.08	14.96
Large light and power	17.68	17.38	15.21	12.86	11.81
Other	20.81	20.44	17.92	15.44	14.26

Residential statistics
Average annual use per customer account (KWH)	7,996	8,056	8,141	8,239	8,004
Average annual revenue per customer account	$1,879	$1,840	$1,643	$1,450	$1,313
Average number of customer accounts	379,621	375,143	369,495	364,225	359,288

[1]	Sum of the net peak demands on all islands served, noncoincident and nonintegrated.

Generation statistics

The following table contains certain generation statistics as of, and for the year ended, December 31, 2007. The net generating and firm purchased capability available for operation at any given time may be more or less than shown because of capability restrictions or temporary outages for inspection, maintenance, repairs or unforeseen circumstances.

	Island of Oahu-HECO	Island of Hawaii-HELCO	Island of Maui-MECO	Island of Lanai-MECO	Island of Molokai-MECO	Total
Net generating and firm purchased capability (MW) as of December 31, 2007[1]
Conventional oil-fired steam units	1,106.8	62.2	35.9	—	—	1,204.9
Diesel	29.5	30.8	94.9	9.3	9.6	174.1
Combustion turbines (peaking units)	101.8	—	—	—	—	101.8
Other combustion turbines	—	88.9	—	—	2.2	91.1
Combined-cycle unit	—	—	113.5	—	—	113.5
Firm contract power[2]	434.0	88.0	16.0	—	—	538.0

	1,672.1	269.9	260.3	9.3	11.8	2,223.4

Net peak demand (MW)	1,216.0	203.3	204.4	5.4	6.3	1,635.4 [3]
Reserve margin	38.2%	32.8%	27.3%	72.3%	88.4%	38.6%
Annual load factor	75.9%	70.7%	71.9%	68.3%	71.3%	74.7%[3]
KWH net generated and purchased (millions)	8,089.1	1,258.7	1,287.4	32.3	39.1	10,706.6

[1]	HECO units at normal ratings; MECO and HELCO units at reserve ratings.
[2]

Nonutility generators—HECO: 208 MW (Kalaeloa Partners, L.P., oil-fired), 180 MW (AES Hawaii, Inc., coal-fired) and 46 MW (HPower, refuse-fired); HELCO: 28 MW (Puna Geothermal Venture, geothermal) and 60 MW (Hamakua Energy Partners, L.P., oil-fired); MECO: 16 MW (Hawaiian Commercial & Sugar Company, primarily bagasse-fired).

[3]	Noncoincident and nonintegrated.

Generating reliability and reserve margin

HECO serves the island of Oahu and HELCO serves the island of Hawaii. MECO has three separate electrical systems—one each on the islands of Maui, Molokai and Lanai. HECO, HELCO and MECO have isolated electrical systems that are not interconnected to each other or to any other electrical grid and thus, each maintain a higher level of reserve generation than is typically carried by interconnected mainland U.S. utilities, which are able to share reserve capacity. These higher levels of reserve margins are required to meet peak electric demands, to provide for scheduled maintenance of generating units (including the units operated by IPPs relied upon for firm capacity) and to allow for the forced outage of the largest generating unit in the system. Although the planning for, and installation of, adequate levels of reserve generation have contributed to the achievement of generally high levels of system reliability, HECO is below preferred levels of total firm generating capacity and has made several public calls for energy conservation when reserves were especially narrow. See “Integrated resource planning, requirements for additional generating capacity and adequacy of supply” in HEI’s M&A under “Electric utility.”

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

HECO PPAs. HECO currently has three major PPAs. In March 1988, HECO entered into a PPA with AES Barbers Point, Inc. (now known as AES Hawaii, Inc. (AES Hawaii)), a Hawaii-based, indirect subsidiary of The AES Corporation. The agreement with AES Hawaii, as amended, provides that, for a period of 30 years beginning September 1992, HECO will purchase 180 MW of firm capacity. The AES Hawaii 180 MW coal-fired cogeneration plant utilizes a “clean coal” technology and is designed to sell sufficient steam to be a “Qualifying Facility” (QF) under the Public Utility Regulatory Policies Act of 1978 (PURPA). On December 28, 2007, AES Hawaii filed an application with the Federal Energy Regulatory Commission (FERC) for a limited waiver of FERC’s operating standard for a qualifying cogeneration facility for 2007, because it determined that it will be unable to meet the QF operating standard for 2007. Under the PPA between HECO and AES Hawaii, any change in QF status does not affect either HECO’s or AES Hawaii’s obligations. In 2003, HECO consented to AES Hawaii’s proposed refinancing and received consideration for its consent, primarily in the form of a PPA amendment that reduced the cost of firm capacity retroactive to June 1, 2003, which benefit is being passed on to ratepayers through a reduction in rates. AES Hawaii also granted HECO an option, subject to certain conditions, to acquire an interest in portions of the AES Hawaii facility site that are not needed for the existing plant operations, and which potentially could be used for the development of another coal-fired facility.

In October 1988, HECO entered into an agreement with Kalaeloa Partners, L.P. (Kalaeloa), a limited partnership, which, through affiliates, contracted to design, build, operate and maintain the facility. The agreement with Kalaeloa, as amended, provided that HECO would purchase 180 MW of firm capacity for a period of 25 years beginning in May 1991. The Kalaeloa facility is a combined-cycle operation, consisting of two oil-fired combustion turbines burning low sulfur fuel oil (LSFO) and a steam turbine that utilizes waste heat from the combustion turbines, and is designed to sell sufficient steam to be a QF. After two additional amendments, effective in 2005, Kalaeloa currently supplies HECO with 208 MW of firm capacity.

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

The PUC has allowed rate recovery for the purchased energy costs related to HECO’s as-available energy PPAs and for the firm capacity and purchased energy costs related to HECO’s three major PPAs that provide a total of 434 MW of firm capacity, representing 26% of HECO’s total net generating and firm purchased capacity on Oahu as of December 31, 2007.

HELCO and MECO PPAs. As of December 31, 2007, HELCO has PPAs for 90 MW and MECO has PPAs for 16 MW (includes 4 MW of system protection) of firm capacity, which PPAs have been approved by the PUC.

HELCO has a 35-year PPA with Puna Geothermal Venture (PGV) for 30 MW of firm capacity from its geothermal steam facility expiring on December 31, 2027.

In October 1997, HELCO entered into an agreement with Encogen, which has been succeeded by Hamakua Energy Partners, L. P. (HEP). The agreement provides that HELCO will purchase up to 60 MW (net) of firm capacity for a period of 30 years, expiring on December 31, 2030. The dual-train combined-cycle DTCC facility, which primarily burns naphtha, consists of two oil-fired combustion turbines and a steam turbine that utilizes waste heat from the combustion turbines.

MECO has a PPA with Hawaiian Commercial & Sugar Company (HC&S) for 16 MW of firm capacity. The HC&S generating units primarily burn bagasse (sugar cane waste) along with secondary fuels of diesel oil or coal through December 31, 2014, and from year to year thereafter, subject to termination on or after December 31, 2014 on not less than two years prior written notice by either party.

HELCO and MECO purchase energy on an as-available basis from a number of nonutility generators, including hydroelectric facilities and windfarms. The PUC has allowed rate recovery for the firm capacity and purchased energy costs for HELCO’s and MECO’s approved firm capacity and as-available energy PPAs.

Fuel oil usage and supply

The rate schedules of the Company’s electric utility subsidiaries include energy cost adjustment clauses (ECACs) under which electric rates (and consequently the revenues of the electric utility subsidiaries generally) are adjusted for changes in the weighted-average price paid for fuel oil and certain components of purchased power, and the relative amounts of company-generated power and purchased power. See discussion of rates and issues relating to the ECAC below under “Rates,” and “Electric utility—Certain factors that may affect future results and financial condition—Regulation of electric utility rates” and “Electric utility–Material estimates and critical accounting policies–Electric utility revenues” in HEI’s MD&A.

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

The diesel supplies acquired by the Lanai Division of MECO are purchased under a 2-year contract with a local petroleum wholesaler, Lanai Oil Co., Inc. through December 31, 2008.

See the fuel oil commitments information set forth in the “Fuel contracts” section in Note 3 to HEI’s Consolidated Financial Statements.

The following table sets forth the average cost of fuel oil used by HECO, HELCO and MECO to generate electricity in the years 2007, 2006 and 2005:

	HECO		HELCO		MECO		Consolidated
	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu
2007	64.13	1,017.4	70.24	1,135.9	89.31	1,496.8	69.08	1,108.2
2006	63.33	1,004.9	70.21	1,138.7	85.46	1,431.9	68.13	1,094.1
2005	52.61	833.1	57.44	935.4	70.88	1,188.3	56.61	908.6

The average per-unit cost of fuel oil consumed to generate electricity for HECO, HELCO and MECO reflects a different volume mix of fuel types and grades. In 2007, over 98% of HECO’s generation fuel consumption consisted of LSFO. The balance of HECO’s fuel consumption was diesel. Diesel made up approximately 26% of HELCO’s and 76% of MECO’s fuel consumption. MSFO made up the remainder of the fuel consumption of HELCO and MECO. In 2006, over 99% of HECO’s generation fuel consumption consisted of LSFO. The balance of HECO’s fuel consumption was diesel. Diesel made up approximately 30% of HELCO’s and 75% of MECO’s fuel consumption. MSFO made up the remainder of the fuel consumption of HELCO and MECO. In general, MSFO is the least costly fuel, diesel is the most expensive fuel and the price of LSFO falls between the two on a per-barrel basis. During 2006, the prices of LSFO, MSFO and diesel rose with crude oil prices during the first half of the year, peaked in the May-June period and gradually fell in the year’s second half to end relatively close to the January 2006 level.

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

The Company estimates that 76.9% of the net energy generated and purchased by HECO and its subsidiaries in 2008 will be generated from the burning of oil. HECO generally maintains an average system fuel inventory level equivalent to 35 days of forward consumption. HELCO and MECO generally maintain an average system fuel inventory level equivalent to approximately one month’s supply of both MSFO and diesel. The PPAs with AES Hawaii and HEP require that they maintain certain minimum fuel inventory levels.

Rates

HECO, HELCO and MECO are subject to the regulatory jurisdiction of the PUC with respect to rates, issuance of securities, accounting and certain other matters. See “Regulation” below.

All rate schedules of HECO and its subsidiaries contain ECACs as described previously. Under current law and practices, specific and separate PUC approval is not required for each rate change pursuant to automatic rate adjustment clauses previously approved by the PUC. All other rate increases require the prior approval of the PUC after public and contested case hearings. PURPA requires the PUC to periodically review the ECACs of electric and gas utilities in the state, and such clauses, as well as the rates charged by the utilities generally, are subject to change. Further, Act 162 may impact the ECACs. See Act 162 discussion in “Energy cost adjustment clauses” in Note 3 to HEI’s Consolidated Financial Statements.

See “Electric utility–Results of operations–Most recent rate requests,” “Electric utility–Certain factors that may affect future results and financial condition–Regulation of electric utility rates” and “Electric utility–Material estimates and critical accounting policies–Electric utility revenues” in HEI’s MD&A and “Energy cost adjustment clauses” in Note 3 to HEI’s Consolidated Financial Statements.

Public Utilities Commission and Division of Consumer Advocacy of the State of Hawaii

Serving as Chairman of the PUC is Carlito P. Caliboso (whose term expires in June 2010), an attorney previously in private practice. Also serving as commissioners are: (1) John E. Cole (whose term expires in June 2012), who previously served as the Executive Director of the Division of Consumer Advocacy and, prior to holding that position, served as a member of the Governor of the State of Hawaii’s Policy Team, and (2) Leslie Kondo (whose term expires in June 2008), an attorney previously in private practice and who previously served as the Director of the State of Hawaii Office of Information Practices.

Serving as Executive Director of the Division of Consumer Advocacy is Catherine P. Awakuni, an attorney formerly with the PUC staff.

Competition

See “Electric utility–Certain factors that may affect future results and financial condition–Competition” in HEI’s MD&A.

Electric and magnetic fields

Research on potential adverse health effects from exposure to electric and magnetic fields (EMF) continues. To date, no definite relationship between EMF and health risks has been clearly demonstrated. In 1996, the National Academy of Sciences examined more than 500 studies and stated that “the current body of evidence does not show that exposure to EMFs presents a human-health hazard.” An extensive study released in 1997 by the National Cancer Institute and the Children’s Cancer Group found no evidence of increased risk for childhood leukemia from EMF. In 1999, the National Institute of Environmental Health Sciences (NIEHS) Director’s Report concluded that while EMF could not be found to be “entirely safe,” the evidence of a health risk was “weak” and did not warrant “aggressive” regulatory actions. In 2002, the NIEHS further stated that for “most health outcomes,” there is “no evidence that EMF exposures have adverse effects,” and also that there “is some evidence from epidemiology studies that exposure to power-frequency EMF is associated with an increased risk for childhood leukemia.” In the same brochure, the NIEHS further concluded that this association is “difficult to interpret in the absence of reproducible laboratory evidence or a scientific explanation that links magnetic fields with childhood leukemia.” In 2007, the World Health Organization issued a fact sheet stating that “the evidence related to childhood leukemia is not strong enough to be considered causal.” Regarding studies of a number of other health effects including childhood cancers, cancers in adults, developmental disorders and neurobehavioral effects, among others, the World Health Organization’s fact sheet concluded “that scientific evidence supporting an association between ELF (extremely low frequency) magnetic field exposure and all of these health effects is much weaker than for childhood leukemia.”

While EMF has not been established as a cause of any health condition by any national or international agency, EMF remains the subject of ongoing studies and evaluations. EMF has been classified as a possible human carcinogen by more than one public health organization. In 2004, the U.K. National Radiological Protection Board published a report that supported a precautionary approach and recommended adoption of guidelines for limiting exposure to EMF. In the U.S., there are no federal standards limiting occupational or residential exposure to 60-Hz EMF.

The implications of the foregoing reports have not yet been determined. However, HECO and its subsidiaries are monitoring the research and continue to participate in utility industry funded studies on EMF and, where technically feasible and economically reasonable, continue to pursue a policy of prudent avoidance, in the design and installation of new transmission and distribution facilities. Management cannot predict the impact, if any, the EMF issue may have on HECO, HELCO and MECO in the future.

Global warming

The Company shares the concerns of many regarding the potential effects of global warming and the human contributions to the phenomenon, including burning of fossil fuels for electricity production, transportation, manufacturing, agricultural activities and deforestation. Recognizing that effectively addressing global warming requires commitment by the private sector, all levels of government, and the public, the Company is committed to taking direct action to mitigate greenhouse gas (GHG) emissions from its operations.

In July 2007, Act 234 of the 2007 Hawaii State Legislature became law and requires a statewide reduction of GHG emissions by January 1, 2020 to levels at or below the statewide GHG emission levels in 1990. It also establishes a task force (including HECO and its subsidiaries), which is charged with preparing a work plan and regulatory approach for “implementing the maximum practically and technically feasible and cost-effective reductions in greenhouse gas emissions from sources or categories of sources of greenhouse gases” to achieve 1990 statewide GHG emission levels. HECO and its subsidiaries have been tracking carbon dioxide emissions, the primary greenhouse gas emitted by fossil fuel combustion for electricity production, since 1996 and reporting them to the federal Department of Energy. HECO and its subsidiaries have taken and continue to identify opportunities to take direct action to reduce such emissions from their operations, including, but not limited to, creating a DSM program that fosters energy efficiency, using renewable resources for energy production and purchasing power from IPPs generated by renewable resources, committing to burn renewable biodiesel in HECO’s next unit, and using biodiesel for startup and shutdown of selected MECO generation units. HECO seeks to identify and support viable technology for electricity production that will increase energy efficiency and reduce or eliminate GHG emissions.

Legislation

See “Electric utility–Results of operations–Legislation and regulation” in HEI’s MD&A.

Commitments and contingencies

See “Electric utility–Certain factors that may affect future results and financial condition–Other regulatory and permitting contingencies” in HEI’s MD&A, Item 1A. Risk Factors, and Note 3 to HEI’s Consolidated Financial Statements for a discussion of important commitments and contingencies, including (but not limited to) interim increases; HELCO’s Keahole power plant units; HECO’s East Oahu Transmission Project; and the Honolulu Harbor environmental investigation.

Regulation

The PUC regulates the rates, issuance of securities, accounting and certain other aspects of the operations of HECO and its electric utility subsidiaries. See the previous discussion under “Rates” and the discussions under “Electric utility–Results of operations–Most recent rate requests” and “Electric utility–Certain factors that may affect future results and financial condition–Regulation of electric utility rates” in HEI’s MD&A.

Any adverse decision or policy made or adopted by the PUC, or any prolonged delay in rendering a decision, could have a material adverse effect on consolidated HECO’s and the Company’s financial condition, results of operations or liquidity.

The PUC has ordered the electric utility subsidiaries to develop plans for the integration of demand- and supply-side resources available to meet consumer energy needs efficiently, reliably and at the lowest reasonable cost. See “Integrated resource planning and requirements for additional generating capacity and adequacy of supply” in HEI’s MD&A under “Electric utility.”

In 1996, the PUC issued an order instituting a proceeding to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. In October 2003, the PUC closed the competition proceeding and opened investigative proceedings on two specific issues (competitive bidding and distributed generation (DG)) to move toward a more competitive electric industry environment under cost-based regulation. For a discussion of the D&Os issued by the PUC in the competitive bidding and DG proceedings, see “Electric utility–Certain factors that may affect future results and financial condition–Competition” in HEI’s MD&A.

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

In January 1993, to address community concerns expressed at the time, HECO proposed that the PUC initiate a review of the relationship between HEI and HECO and the effects of that relationship on the operations of HECO. The PUC opened a docket and initiated such a review and in May 1994, the PUC selected a consultant. The consultant’s 1995 report concluded that “on balance, diversification has not hurt electric ratepayers.” Other major findings were that (1) no utility assets have been used to fund HEI’s nonutility investments or operations, (2) management processes within the electric utilities operate without interference from HEI and (3) HECO’s access to capital did not suffer as a result of HEI’s involvement in nonutility activities and that diversification did not permanently raise or lower the cost of capital incorporated into the rates paid by HECO’s utility customers. In December 1996, the PUC issued an order that adopted the report in its entirety, ordered HECO to continue to provide the PUC with status reports on its compliance with the PUC agreement (pursuant to which HEI became the holding company of HECO) and closed the investigation and proceeding. In the order, the PUC also stated that it adopted the recommendation of the federal Department of Defense (DOD) that HECO, HELCO and MECO present a comprehensive analysis of the impact that the holding company structure and investments in nonutility subsidiaries have on a case-by-case basis on the cost of capital to each utility in future rate cases and remove such effects from the cost of capital. The PUC has accepted, in subsequent rate cases, the presentations made by HECO, HELCO and MECO that there was no such impact in those cases.

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

See also “HEI—Regulation” above.

Environmental regulation. HECO, HELCO and MECO, like other utilities, are subject to periodic inspections by federal, state, and in some cases, local environmental regulatory agencies, including, but not limited to, agencies responsible for regulation of water quality, air quality, hazardous and other waste, and hazardous materials. These inspections may result in the identification of items needing corrective or other action. When the corrective or other necessary action is taken, no further regulatory action is expected. Except as otherwise disclosed in this report (see “Certain factors that may affect future results and financial condition—Environmental matters” for HEI Consolidated, the Electric utility and the Bank sections in HEI’s MD&A and Note 3 to HEI’s Consolidated Financial Statements, which are incorporated herein by reference), the Company believes that each subsidiary has appropriately responded to environmental conditions requiring action and, as a result of such actions, such environmental conditions will not have a material adverse effect on the Company or HECO.

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

For a discussion of section 316(b) of the federal Clean Water Act, related EPA rules and their possible application to the electric utilities, see “Environmental regulation” in Note 3 to HEI’s Consolidated Financial Statements.

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

During 2007 and up through February 21, 2008, HECO, HELCO and MECO did not experience any significant petroleum releases. Except as otherwise disclosed herein, the Company believes that each subsidiary’s costs of responding to petroleum releases to date will not have a material adverse effect on the respective subsidiary or the Company.

EPA regulations under OPA also require certain facilities that store petroleum to prepare and implement Spill Prevention, Control and Countermeasure (SPCC) Plans in order to prevent releases of petroleum to navigable waters of the U.S. HECO, HELCO and MECO facilities subject to the SPCC program are in compliance with these requirements. In July 2002, the EPA amended the SPCC regulations to include facilities, such as substations, that use (as opposed to store) petroleum products. HECO, HELCO and MECO have determined that the amended SPCC program applies to a number of their substations. Since 2002, the EPA issued several extensions of the compliance dates for the amended regulations. The most recent extension requires that existing facilities that started operation prior to August 16, 2002 must maintain or amend, and implement SPCC plans by July 1, 2009. Regulated facilities that started operations after August 16, 2002 also must prepare and implement an SPCC Plan by July 1, 2009. HECO, HELCO and MECO are developing and implementing SPCC plans for all facilities that are subject to the amended SPCC requirements.

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

Effective March 29, 2005, the EPA delisted coal-fired and oil-fired utility boilers from regulation under Title III of the CAA (the Delisting Rule). On the same date, the EPA issued a rule designed to control mercury emissions from coal-fired utility units. The preamble to the mercury control rule stated that the EPA would not require control of nickel emissions from oil-fired utility boilers. Subsequently, on October 21, 2005, the EPA issued a notice that it would reconsider the Delisting Rule (the Notice of Reconsideration). On May 31, 2006, the EPA confirmed the Delisting Rule, thereby confirming that the EPA is not requiring control of nickel emissions from the electric utilities’ oil-fired utility boilers. On February 8, 2008, in response to a lawsuit filed by various states and environmental groups against the EPA, the U. S. Court of Appeals for the District of Columbia Circuit vacated the Delisting Rule, as well as the rule establishing mercury controls for coal-fired units. As a result, the EPA will have to undertake rule making consistent with the Court’s opinion and Title III of the CAA. HECO is analyzing details of the decision and evaluating whether there are steps to take prior to the EPA developing a rule to control nickel emissions from oil-fired utility boilers. If the EPA issues a final rule that is adjudged applicable to HECO’s oil-fired boilers, HECO could begin to incur significant capital and operations and maintenance costs within one to two years after the effective date of the rule.

For a discussion of the July 1999 Regional Haze Rule amendments, see “Environmental regulation” in Note 3 to HEI’s Consolidated Financial Statements.

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

HECO is currently one of many parties involved in an ongoing investigation regarding releases of petroleum to the subsurface in the Honolulu Harbor area. (See Note 3 to HEI’s Consolidated Financial Statements.)

In July 2002, personnel at MECO’s Maalaea Generating Station discovered a leak in an underground diesel fuel line. MECO notified DOH, instituted temporary corrective measures, and constructed a new aboveground fuel line and concrete containment trough as a permanent replacement. MECO also notified the U.S. Fish & Wildlife Service (USFWS), which manages the Kealia Pond National Wildlife Refuge located south of the Maalaea facility. MECO constructed a sump to remove fuel from the subsurface, conducted soil borings and installed groundwater monitoring wells to assess impacts of the fuel release, and, with the guidance and consent of the USFWS and the DOH, installed an interception trench in the buffer zone and in a small part of the Wildlife Refuge. Based on the results of the subsurface investigation and the operation of the interception trench, it appears that the fuel release has not affected and will not affect wildlife, sensitive wildlife habitat or the ocean, which lies approximately one-quarter mile south of the Maalaea facility. MECO developed a Monitoring and Closure Plan, which the DOH approved in December 2004. Following release response activities performed by MECO, which included remediation and monitoring, remediation efforts appear to have been successful and the DOH, in November 2007, issued a determination of no further action and approved the removal of most of the monitoring wells. In March 2007, MECO received insurance reimbursement of $0.7 million, which reduced the costs incurred for this incident to approximately $0.3 million.

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

Research and development

HECO and its subsidiaries expensed approximately $4.0 million, $1.8 million and $3.9 million in 2007, 2006 and 2005, respectively, for research and development (R&D). In 2007 and 2005, the electric utilities’ contributions to Electric Power Research Institute (EPRI) accounted for more than half of the R&D expenses. In 2006, HELCO made contributions of $0.3 million to the EPRI and HECO and MECO did not make any contributions. There were also utility expenditures in 2007, 2006 and 2005 related to new technologies, customer use and pricing (e.g., peak pricing and tiered rates base on usage), biofuels and other renewables (e.g., wind power).

Properties

The utilities own transmission lines, distribution lines, underground cables, poles (some jointly) and towers. Electric lines are located over or under public and nonpublic properties. Lines are added when needed to serve increased loads and/or for reliability reasons. In some design districts on Oahu, lines must be placed underground. Under Hawaii law, the PUC generally must determine whether new 46 kV, 69 kV or 138 kV lines can be constructed overhead or must be placed underground.

See “HECO and subsidiaries and service areas” above for a discussion of the nonexclusive franchises of HECO and subsidiaries. Most of the leases, easements and licenses for HECO’s, HELCO’s and MECO’s lines have been recorded.

See “Generation statistics” above and “Limited insurance” in HEI’s MD&A for a further discussion of some of the electric utility properties.

HECO owns and operates three generating plants on the island of Oahu at Honolulu, Waiau and Kahe. These plants, along with distributed generators (at three substation sites, at HECO’s Kalaeloa pole yard and at HECO’s Iwilei tank farm), have an aggregate net generating capability of 1,238.1 MW as of December 31, 2007. The three plants are situated on HECO-owned land having a combined area of 535 acres and one 3-acre parcel of land under a lease expiring December 31, 2018. In addition, HECO owns a total of 126 acres of land on which substations, transformer vaults, distribution baseyards and the Kalaeloa cogeneration facility are located.

HECO owns overhead transmission lines, overhead distribution lines, underground cables, poles (fully owned or jointly owned) and steel or aluminum high voltage transmission towers. The transmission system operates at 46 kV and 138 kV. The total capacity of HECO’s transmission and distribution substations was 6,751,800 kilovoltamperes as of December 31, 2007.

HECO owns buildings and approximately 11.5 acres of land located in Honolulu which houses its operating, engineering and information services departments and a warehousing center. It also leases an office building and certain office spaces in Honolulu. The lease for the office building expires in November 2021, with an option to extend through November 2024. The leases for certain office spaces expire on various dates from August 31, 2008 through November 30, 2017 with options to extend to various dates through January 31, 2020.

HECO owns 19.2 acres of land at Barbers Point used to situate fuel oil storage facilities with a combined capacity of 972,000 barrels. HECO also owns fuel oil tanks at each of its plant sites with a total maximum usable capacity of 780,000 barrels and underground fuel pipelines that transport fuel from HECO’s tank farm at Campbell Industrial Park to HECO’s power plants at Waiau and Kahe. HECO also owns a fuel storage facility at its Iwilei site with a maximum usable capacity of 72,350 barrels, and an underground pipeline that transports fuel from that site to its Honolulu power plant.

HELCO owns and operates five generating plants on the island of Hawaii, two at Hilo and one at each of Waimea, Kona and Puna, along with distributed generators at substation sites. These plants have an aggregate net generating capability of 181.9 MW as of December 31, 2007 (excluding a small run-of-river hydro unit and a small windfarm). The plants are situated on HELCO-owned land having a combined area of approximately 44 acres. The distributed generators are located within HELCO-owned substation sites having a combined area of approximately 4 acres. HELCO also owns fuel storage facilities at these sites with a total maximum usable capacity of 76,041 barrels of bunker oil, and 48,812 barrels of diesel. HELCO also owns 6 acres of land in Kona, which is used for a baseyard, and one acre of land in Hilo, which houses its engineering and administrative offices. HELCO also leases 4 acres of land for its baseyard in Hilo under a lease expiring in 2030. In addition, HELCO owns a total of approximately 99 acres of land, and leases a total of approximately 9 acres of land, on which hydro facilities, substations and switching stations, microwave facilities, and transmission lines are located. The deeds to the sites located in Hilo contain certain restrictions, but the restrictions do not materially interfere with the use of the sites for public utility purposes. HELCO occupies 78 acres of land (located in Kamuela on the island of Hawaii) for the Lalamilo windfarm (with an aggregate net capability of 2.3 MW as of December 31, 2007), pursuant to a long-term agreement with the Water Commission of the County of Hawaii expiring in 2010.

MECO owns and operates two generating plants on the island of Maui, at Kahului and Maalaea, with an aggregate net generating capability of 244.3 MW as of December 31, 2007. The plants are situated on MECO-owned land having a combined area of 28.6 acres. MECO also owns fuel oil storage facilities at these sites with a total maximum usable capacity of 176,355 barrels. MECO owns two 1 MW stand-by diesel generators and a 6,000 gallon fuel storage tank located in Hana. MECO owns 65.7 acres of undeveloped land at Waena. Prior to September 12, 2007, the Waena land was used for agricultural purposes by the former landowner under a license agreement dated November 19, 1996. On September 12, 2007, the parties executed an amendment, which terminated the agreement with respect to a portion of the property measuring approximately 15 acres which has been identified as the site for a proposed biofuel plant. The September 12, 2007 amendment extended the term of the license agreement for the remainder of the parcel on a month to month basis, terminable by either party upon thirty days written notice until the area is required for development by MECO for utility purposes, or until July 31, 2009, whichever occurs first.

MECO’s administrative offices and engineering and distribution departments are located on 9.1 acres of MECO-owned land in Kahului.

MECO also owns and operates smaller distribution systems, generation systems (with an aggregate net capability of 21.1 MW as of December 31, 2007) and fuel storage facilities on the islands of Lanai and Molokai, primarily on land owned by MECO.

Bank

General

ASB was granted a federal savings bank charter in January 1987. Prior to that time, ASB had operated since 1925 as the Hawaii division of American Savings & Loan Association of Salt Lake City, Utah. As of December 31, 2007, ASB was the third largest financial institution in the State of Hawaii based on total assets of $6.9 billion and deposits of $4.3 billion. In 2007, ASB’s revenues and net income amounted to approximately 17% and 63%, respectively, of HEI’s consolidated revenues and income from continuing operations, compared to approximately 17% and 52% in 2006 and approximately 18% and 51% in 2005, respectively.

At the time of HEI’s acquisition of ASB in 1988, HEI agreed with the Office of Thrift Supervision’s (OTS’) predecessor regulatory agency that ASB’s regulatory capital would be maintained at a level of at least 6% of ASB’s total liabilities, or at such greater amount as may be required from time to time by regulation. Under the agreement, HEI’s obligation to contribute additional capital to insure that ASB would have a capital level required by the OTS was limited to a maximum aggregate amount of approximately $65.1 million. As of December 31, 2007, as a result of certain HEI contributions of capital to ASB, HEI’s maximum obligation to contribute additional capital has been reduced to approximately $28.3 million. ASB is subject to OTS regulations on dividends and other distributions applicable to financial institutions and ASB must receive a letter of non-objection from the OTS before it can declare and pay a dividend to HEI.

ASB’s earnings depend primarily on its net interest income—the difference between the interest income earned on earning assets (loans receivable and investment and mortgage-related securities) and the interest expense incurred on costing liabilities (deposit liabilities and other borrowings, including advances from the Federal Home Loan Bank (FHLB) of Seattle and securities sold under agreements to repurchase). Other factors affecting ASB’s operating results include fee income, provision for (or reversal of) allowance for loan losses and noninterest expense.

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

The following table sets forth selected data for ASB for the years indicated (average balances calculated using the average daily balances, except for common equity, which is calculated using the average month-end balances):

Years ended December 31	2007	2006	2005
Common equity to assets ratio
Average common equity divided by average total assets	8.42%	8.25%	8.15%
Return on assets
Net income for common stock divided by average total assets	0.78	0.82	0.95
Return on common equity
Net income for common stock divided by average common equity	9.3	9.9	11.7
Tangible efficiency ratio
Total noninterest expense, less amortization of intangibles, divided by net interest income and noninterest income	66	65	61

ASB’s tangible efficiency ratio – the cost of earning $1 of revenue – increased from 61% in 2005 to 66% in 2007 due to lower net interest income in 2007 as a result of a challenging interest rate environment and higher noninterest expense as a result of 2007 costs to strengthen ASB’s risk management and compliance infrastructure and higher legal expenses. ASB’s ongoing challenge is to increase revenues and control expenses.

Consolidated average balance sheet

The following table sets forth average balances of ASB’s major balance sheet categories for the years indicated (average balances have been calculated using the daily average balances, except for common equity, which is calculated using the average month-end balances):

Years ended December 31	2007	2006	2005
(in thousands)
Assets
Investment and mortgage-related securities	$2,498,893	$2,679,754	$2,962,994
Loans receivable, net	3,893,677	3,687,673	3,411,389
Other	425,087	433,421	442,368

	$6,817,657	$6,800,848	$6,816,751

Liabilities and stockholder’s equity
Deposit liabilities	$4,442,741	$4,540,292	$4,453,762
Other borrowings	1,712,642	1,613,667	1,703,353
Other	88,296	85,920	104,009
Stockholder’s equity	573,978	560,969	555,627

	$6,817,657	$6,800,848	$6,816,751

In 2007 and 2006, average investment and mortgage-related securities decreased by $180.9 million and $283.2 million, respectively, primarily due to the use of proceeds from repayments in the portfolio to fund loans.

In 2007, average loans receivable increased by $206.0 million, or 5.6%, over 2006 average loans receivable. The average residential mortgage portfolio balance grew by $172.9 million, or 6.3%, over 2006 primarily due to the continued strength of the Hawaii economy and the stability of the Hawaii real estate market and loan purchases. See “Economic conditions” in HEI’s MD&A for a discussion of the Hawaii housing market. The average commercial loan portfolio balance was $20.4 million, or 4.6%, higher than 2006 due to higher originations. The average commercial real estate and consumer loan portfolios grew by $6.8 million and $6.1 million, respectively, over 2006. Average deposit balances decreased by $97.6 million compared to 2006 as competitive factors and the level of short-term interest rates have made it difficult to retain deposits. Average other borrowings increased by $99.0 million over 2006 to replace the decrease in deposit balances.

In 2006, average loans receivable increased by $276.3 million, or 8.1%, over 2005 average loans receivable. Continued strength in the Hawaii economy and real estate market enabled the average residential mortgage portfolio balance to grow by $113.8 million, or 4.3%, over 2005. The average commercial loan portfolio balance increased by $95.0 million, or 27.2%, due to higher originations. The average commercial real estate loan portfolio balance was $48.1 million, or 18.4%, higher than 2005 primarily due to higher construction fundings. Average consumer loan balances also grew by $21.5 million, or 8.9%, over 2005. Average deposit balances increased in 2006 by $86.5 million, enabling ASB to replace other, more costly borrowings.

Asset/liability management

See HEI’s “Quantitative and Qualitative Disclosures about Market Risk.”

Interest income and interest expense

See “Results of operations—Bank” in HEI’s MD&A for a table of average balances, interest and dividend income, interest expense and weighted-average yields earned and rates paid for certain categories of earning assets and costing liabilities for the years ended December 31, 2007, 2006 and 2005.

The following table shows the effect on net interest income of (1) changes in interest rates (change in weighted-average interest rate multiplied by prior year average balance) and (2) changes in volume (change in average balance multiplied by prior period weighted-average interest rate). Any remaining change is allocated to the above two categories on a pro rata basis.

(in thousands)	2007 vs. 2006			2006 vs. 2005
Increase (decrease) due to	Rate	Volume	Total	Rate	Volume	Total
Income from earning assets
Investment and mortgage-related securities	$2,559	$(8,249)	$(5,690)	$3,781	$(12,545)	$(8,764)
Loans receivable, net	1,101	12,882	13,983	9,464	17,062	26,526

	3,660	4,633	8,293	13,245	4,517	17,762

Expense from costing liabilities
Deposit liabilities	(6,148)	(2,117)	(8,265)	13,576	7,974	21,550
Other borrowings	(1,123)	(4,414)	(5,537)	6,900	(3,780)	3,120

	(7,271)	(6,531)	(13,802)	20,476	4,194	24,670

Net interest income	$(3,611)	$(1,898)	$(5,509)	$(7,231)	$323	$(6,908)

Noninterest income

In addition to net interest income, ASB has various sources of noninterest income, including fee income from credit and debit cards and fee income from deposit liabilities and other financial products and services. Noninterest income totaled approximately $68.4 million in 2007, $59.6 million in 2006 and $56.9 million in 2005. The increases in noninterest income for 2007 and 2006 were due to higher fee income on deposit liabilities and other financial services, partially offset by lower income from the sale of investment and insurance products.

Lending activities

General. Loans and mortgage-related securities of $6.2 billion represented 90.1 % of total assets as of December 31, 2007, compared to $6.0 billion, or 88.1%, and $6.2 billion, or 90.3%, as of December 31, 2006 and 2005, respectively. ASB’s loan portfolio consists primarily of conventional residential mortgage loans.

The following table sets forth the composition of ASB’s loan and mortgage-related securities portfolio as of the dates indicated:

December 31	2007		2006		2005		2004		2003
(dollars in thousands)	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total
Real estate loans [1]
Conventional (1-4 unit residential)	$3,065,115	49.6	$2,697,421	45.0	$2,617,194	42.4	$2,464,133	39.9	$2,438,573	42.1
Commercial	276,703	4.5	264,459	4.4	229,430	3.7	226,699	3.6	208,683	3.6
Construction and development	137,451	2.2	260,870	4.3	241,311	3.9	202,466	3.3	100,986	1.8

	3,479,269	56.3	3,222,750	53.7	3,087,935	50.0	2,893,298	46.8	2,748,242	47.5
Less: Deferred fees and discounts	(24,570)	(0.4)	(21,153)	(0.4)	(21,484)	(0.3)	(20,701)	(0.3)	(20,268)	(0.4)
Undisbursed loan funds	(71,272)	(1.2)	(117,094)	(1.9)	(140,271)	(2.3)	(132,208)	(2.1)	(69,884)	(1.2)
Allowance for loan losses	(8,581)	(0.1)	(13,693)	(0.2)	(16,212)	(0.3)	(15,663)	(0.3)	(14,734)	(0.3)

Total real estate loans, net	3,374,846	54.6	3,070,810	51.2	2,909,968	47.1	2,724,726	44.1	2,643,356	45.6

Other loans
Commercial	471,576	7.6	453,151	7.5	412,816	6.7	310,999	5.0	286,068	4.9
Consumer and other	278,080	4.5	275,047	4.6	259,048	4.2	232,189	3.8	222,743	3.9

	749,656	12.1	728,198	12.1	671,864	10.9	543,188	8.8	508,811	8.8
Less: Deferred fees and discounts	(1,679)	(0.1)	(880)	—	(613)	—	(526)	—	(606)	—
Undisbursed loan funds	—	—	(132)	—	(2)	—	(3)	—	(31)	—
Allowance for loan losses	(21,630)	(0.3)	(17,535)	(0.3)	(14,383)	(0.2)	(18,194)	(0.3)	(29,551)	(0.5)

Total other loans, net	726,347	11.7	709,651	11.8	656,866	10.7	524,465	8.5	478,623	8.3

Mortgage-related securities, net	2,080,744	33.7	2,218,103	37.0	2,604,920	42.2	2,928,507	47.4	2,666,619	46.1

Total loans and mortgage-related securities, net	$6,181,937	100.0	$5,998,564	100.0	$6,171,754	100.0	$6,177,698	100.0	$5,788,598	100.0

[1]	Includes renegotiated loans.

The following table summarizes ASB’s loan portfolio as of December 31, 2007 and 2006, excluding loans held for sale and undisbursed commercial real estate construction and development loan funds, based upon contractually scheduled principal payments and expected prepayments allocated to the indicated maturity categories:

December 31	2007				2006
Due	In 1 year or less	After 1 year through 5 years	After 5 years	Total	In 1 year or less	After 1 year through 5 years	After 5 years	Total
(in millions)
Residential loans - Fixed	$698	$1,293	$1,018	$3,009	$456	$1,002	$1,129	$2,587
Residential loans - Adjustable	79	54	4	137	110	86	6	202

	777	1,347	1,022	3,146	566	1,088	1,135	2,789

Commercial real estate loans - Fixed	16	42	72	130	27	36	73	136
Commercial real estate loans - Adjustable	75	49	33	157	127	31	56	214

	91	91	105	287	154	67	129	350

Consumer loans – Fixed	7	11	5	23	11	18	5	34
Consumer loans – Adjustable	51	124	68	243	51	117	63	231

	58	135	73	266	62	135	68	265

Commercial loans – Fixed	95	149	47	291	69	122	54	245
Commercial loans – Adjustable	132	49	—	181	154	54	—	208

	227	198	47	472	223	176	54	453

Total loans - Fixed	816	1,495	1,142	3,453	563	1,178	1,261	3,002
Total loans - Adjustable	337	276	105	718	442	288	125	855

	$1,153	$1,771	$1,247	$4,171	$1,005	$1,466	$1,386	$3,857

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

The amount of loans originated during 2007, 2006, 2005, 2004 and 2003 were $1.1 billion, $1.3 billion, $1.4 billion, $1.4 billion and $1.6 billion, respectively. The demand for loans is primarily dependent on the Hawaii real estate market, business conditions, interest rates and loan refinancing activity. The decrease in loan originations in 2007 compared to 2006 was due to lower commercial real estate and commercial loan originations. The decrease in loan originations in 2006 compared to 2005 was due to lower residential loan originations as a result of a slowdown in real estate transaction volumes and lower refinancing activity. Loan originations in 2005 approximated 2004 as higher commercial loan originations were offset by lower commercial real estate originations. The decrease in loan originations in 2004 compared to 2003 was due to a slowdown in residential refinancing activity.

Residential mortgage lending. ASB’s general policy is to require private mortgage insurance when the loan-to-value ratio of the property exceeds 80% of the lower of the appraised value or purchase price at origination. For nonowner-occupied residential properties, the loan-to-value ratio may not exceed 90% of the lower of the appraised value or purchase price at origination.

Construction and development lending. ASB provides both fixed- and adjustable-rate loans for the construction of one-to-four unit residential and commercial properties. Construction and development financing generally involves a higher degree of credit risk than long-term financing on improved, occupied real estate. Accordingly, construction and development loans are generally priced higher than loans secured by completed structures. ASB’s underwriting, monitoring and disbursement practices with respect to construction and development financing are designed to ensure sufficient funds are available to complete construction projects. As of December 31, 2007, 2006 and 2005, ASB had commercial real estate construction and development loans of $52 million, $170 million and $149 million and residential construction and development loans of $85 million, $91 million and $93 million, respectively. Construction loan projects are typically short term in nature and the decrease in the commercial real estate construction portfolio is the result of the successful conclusion of several projects and ASB’s cautious approach to new construction projects. See “Loan portfolio risk elements” and “Multifamily residential and commercial real estate lending.”

Multifamily residential and commercial real estate lending. ASB provides permanent financing and construction and development financing secured by multifamily residential properties (including apartment buildings) and secured by commercial and industrial properties (including office buildings, shopping centers and warehouses) for its own portfolio as well as for participation with other lenders. In 2007, 2006 and 2005, ASB originated $8 million, $102 million and $77 million, respectively, of loans secured by multifamily or commercial and industrial properties. Commercial real estate lending typically involves long lead times to originate and fund. As a result, production results can vary significantly from period to period.

Consumer lending. ASB offers a variety of secured and unsecured consumer loans. Loans secured by deposits are limited to 90% of the available account balance. ASB offers home equity lines of credit, secured and unsecured VISA cards, checking account overdraft protection and other general purpose consumer loans. In 2007, 2006 and 2005, ASB originated $188 million, $174 million and $189 million, respectively, of consumer loans.

Commercial lending. ASB provides both secured and unsecured commercial loans to business entities. This lending activity is part of ASB’s strategic transformation to a full-service community bank and is designed to diversify ASB’s asset structure, shorten maturities, improve rate sensitivity of the loan portfolio and attract commercial checking deposits. In 2007, 2006 and 2005, ASB had gross commercial loan originations of $365 million, $477 million and $436 million, respectively.

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

Loan portfolio risk elements. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. If delinquencies are not cured promptly, ASB normally commences a collection action, including foreclosure proceedings in the case of secured loans. In a foreclosure action, the property securing the delinquent debt is sold at a public auction in which ASB may participate as a bidder to protect its interest. If ASB is the successful bidder, the property is classified as real estate owned until it is sold. ASB did not hold any real estate acquired in settlement of loans as of December 31, 2007 and 2006 and held less than 0.01% of total assets in such real estate as of December 31, 2005.

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

December 31	2007	2006	2005	2004	2003
(dollars in thousands)

Nonaccrual loans—
Real estate
One-to-four unit residential	$1,116	$907	$1,394	$2,240	$2,784
Commercial	—	—	—	235	—

Total real estate	1,116	907	1,394	2,475	2,784
Consumer	806	346	377	411	341
Commercial	1,273	1,144	598	3,510	2,236

Total nonaccrual loans	$3,195	$2,397	$2,369	$6,396	$5,361

Nonaccrual loans to total net loans	0.1%	0.1%	0.1%	0.2%	0.2%

Renegotiated loans not included above—
Real estate
One-to-four unit residential	$2,536	$2,540	$731	$1,243	$2,148
Commercial	—	3,274	3,446	3,653	3,877
Commercial	571	467	790	427	1,919

Total renegotiated loans	$3,107	$6,281	$4,967	$5,323	$7,944

Nonaccrual and renegotiated loans to total net loans	0.2%	0.2%	0.2%	0.4%	0.4%

ASB realized $0.2 million, $0.1 million and $0.1 million of interest income on nonaccrual loans in 2007, 2006 and 2005, respectively. If these loans would have earned interest in accordance with their original contractual terms ASB would have realized $0.1 million, $0.4 million and $0.5 million in 2007, 2006 and 2005, respectively.

In 2004, the increase in nonaccrual loans of $1.0 million was primarily due to an increase in commercial loans on nonaccrual status. In 2005, the decrease in nonaccrual loans of $4.0 million was primarily due to a $2.9 million payoff of a commercial loan and lower delinquencies in residential loans. In 2006, nonaccrual loans of $2.4 million approximated 2005 nonaccrual loans as a reduction in nonaccrual residential loans due to lower delinquencies was offset by higher amount of commercial loans on nonaccrual status. In 2007, nonaccrual loans increased by $0.8 million when compared to 2006 due to higher delinquencies in the residential and consumer loan portfolios.

Allowance for loan losses. See “Allowance for loan losses” in Note 1 to HEI’s Consolidated Financial Statements.

The following table presents the changes in the allowance for loan losses for the years indicated:

(dollars in thousands)	2007	2006	2005	2004	2003
Allowance for loan losses, January 1	$31,228	$30,595	$33,857	$44,285	$45,435

Provision (reversal of allowance) for loan losses	5,700	1,400	(3,100)	(8,400)	3,075

Charge-offs
Residential real estate loans	—	—	—	40	892
Commercial real estate loans	—	—	—	—	174
Consumer loans	1,423	1,119	1,558	1,790	3,027
Commercial loans	6,301	766	456	2,479	2,601

Total charge-offs	7,724	1,885	2,014	4,309	6,694

Recoveries
Residential real estate loans	68	200	459	346	1,244
Commercial real estate loans	—	—	—	562	426
Consumer loans	316	436	525	549	586
Commercial loans	623	482	868	824	213

Total recoveries	1,007	1,118	1,852	2,281	2,469

Allowance for loan losses, December 31	$30,211	$31,228	$30,595	$33,857	$44,285

Ratio of allowance for loan losses, December 31, to average loans outstanding	0.78%	0.85%	0.90%	1.08%	1.44%

Ratio of provision for loan losses during the year to average loans outstanding	0.15%	0.04%	NM	NM	0.10%

Ratio of net charge-offs during the year to average loans outstanding	0.17%	0.02%	<0.01%	0.06%	0.14%

NM	Not meaningful.

The following table sets forth the allocation of ASB’s allowance for loan losses and the percentage of loans in each category to total loans as of the dates indicated:

December 31	2007		2006		2005		2004		2003
(dollars in thousands)	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total
Residential real estate	$4,243	74.5%	$5,682	70.6%	$8,613	72.1%	$10,137	74.4%	$4,031	76.9%
Commercial real estate	4,243	7.8	7,922	11.0	7,450	10.0	5,355	9.7	6,008	7.5
Consumer	2,746	6.6	3,623	6.9	3,111	6.9	4,008	6.8	6,540	6.8
Commercial	18,640	11.1	13,801	11.5	11,139	11.0	13,986	9.1	14,758	8.8
Unallocated	339	NA	200	NA	282	NA	371	NA	12,948	NA

	$30,211	100.0%	$31,228	100.0%	$30,595	100.0%	$33,857	100.0%	$44,285	100.0%

NA	Not applicable.

In 2007, ASB’s allowance for loan losses decreased by $1.0 million when compared to 2006, primarily due to the charge-off of loans to one commercial borrower. ASB’s asset quality remained high due to the strength of the Hawaii economy and stability of the Hawaii real estate market, resulting in lower historical loss ratios and release of reserves for residential real estate and consumer loans. The decrease in allowance for loan losses for commercial real estate loans was due the release of reserves on construction loans that have been repaid. The increase in allowance for loan losses for commercial loans was due to loan growth and the reclassification of certain commercial loans. A provision for loan losses of $5.7 million was recorded in 2007, primarily due to specific reserves for the one commercial borrower and the reclassified commercial loans that continue to be current on loan payments but have identified weaknesses. Management does not believe that the adverse development of the loans to the one commercial borrower or the reclassification of certain commercial loans is reflective of a negative trend in the overall credit quality of the loan portfolio.

In 2006, ASB’s allowance for loan losses increased by $0.6 million, compared to a decrease of $3.3 million in 2005. Continued strength in real estate and business conditions in 2006 resulted in low net charge-offs and lower historical loss ratios, which enabled ASB to largely offset the provision for loan losses as a result of loan growth with the release of reserves on existing loans. ASB recorded a provision for loan losses of $1.4 million in 2006 for the same commercial borrower.

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

Investment activities

Currently, ASB’s investment portfolio consists of mortgage-related securities, stock of the FHLB of Seattle and federal agency obligations. ASB owns private-issue mortgage-related securities as well as mortgage-related securities issued by the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA). As of December 31, 2007, the various securities rating agencies rated all of the private-issue mortgage-related securities as investment grade. The weighted-average yield on investments during 2007, 2006 and 2005 was 4.44%, 4.36% and 4.28%, respectively. ASB did not maintain a portfolio of securities held for trading during 2007, 2006 or 2005.

As of December 31, 2007, 2006 and 2005, ASB’s investment in stock of FHLB of Seattle amounted to $97.8 million. The amount that ASB is required to invest in FHLB stock is determined by regulatory requirements and ASB’s investment is in excess of that requirement. See “FHLB of Seattle business and capital plan” in HEI’s MD&A for a discussion of dividends on ASB’s investment in FHLB of Seattle Stock and recent events that have adversely affected those dividends. Also, see “Regulation—Federal Home Loan Bank System” below.

As of December 31, 2007, ASB owned private-issue mortgage related securities issued by Countrywide Financial Corporation and Bank of America Corporation with an aggregate market value of $140 million and $137 million, respectively. In general, the primary credit risk associated with these securities relate to the underlying mortgage loans, collateral and credit enhancements and not with the issuer. ASB does not have material exposure to securities backed by subprime mortgages.

The following table summarizes ASB’s investment portfolio (excluding stock of the FHLB of Seattle, which has no contractual maturity), as of December 31, 2007, based upon contractually scheduled principal payments and expected prepayments allocated to the indicated maturity categories:

Due	In 1 year or less	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
(dollars in millions)

Federal agency obligations	$60	$—	$—	$—	$60
FNMA, FHLMC and GNMA	407	888	198	41	1,534
Private issue	280	259	8	—	547

	$747	$1,147	$206	$41	$2,141

Weighted average yield	4.47%	4.54%	4.81%	5.02%

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

Deposits. ASB’s deposits are obtained primarily from residents of Hawaii. Net deposit inflow or outflow, measured as the year-over-year difference in year-end deposits was an outflow of $228 million in 2007 compared to an inflow of $18 million and $261 million, in 2006 and 2005 respectively.

The following table illustrates the distribution of ASB’s average deposits and average daily rates by type of deposit for the years indicated. Average balances have been calculated using the average daily balances.

Years ended December 31	2007			2006			2005
(dollars in thousands)	Average balance	% of total deposits	Weighted average rate %	Average balance	% of total deposits	Weighted average rate %	Average balance	% of total deposits	Weighted average rate %
Savings	$1,469,497	33.1%	0.76%	$1,609,070	35.4%	0.83%	$1,721,988	38.7%	0.51%
Checking	1,149,271	25.8	0.13	1,155,687	25.5	0.09	1,151,345	25.8	0.05
Money market	189,817	4.3	2.16	226,837	5.0	1.69	288,731	6.5	0.89
Certificate	1,634,156	36.8	3.98	1,548,698	34.1	3.58	1,291,698	29.0	3.10

Total deposits	$4,442,741	100.0%	1.84%	$4,540,292	100.0%	1.62%	$4,453,762	100.0%	1.17%

As of December 31, 2007, ASB had $523.5 million in certificate accounts of $100,000 or more, maturing as follows:

(in thousands)	Amount
Three months or less	$236,493
Greater than three months through six months	86,918
Greater than six months through twelve months	137,907
Greater than twelve months	62,162

$523,480

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

For a discussion of recent changes to the deposit insurance system, premiums and FICO assessments, see “Regulation—Deposit insurance coverage” below.

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

As of December 31, 2007, 2006 and 2005, advances from the FHLB amounted to $1.0 billion, $0.7 billion and $0.9 billion, respectively. The weighted-average rates on the advances from the FHLB outstanding as of December 31, 2007, 2006 and 2005 were 4.90%, 4.92% and 4.53%, respectively. The maximum amount outstanding at any month-end during 2007, 2006 and 2005 was $1.0 billion, $0.9 billion and $1.1 billion, respectively. Advances from the FHLB averaged $0.8 billion during 2007, $0.8 billion during 2006 and $1.0 billion during 2005 and the approximate weighted-average rate on the advances was 4.92%, 4.75% and 4.48%, respectively.

See “Securities sold under agreements to repurchase” in Note 4 to HEI’s Consolidated Financial Statements.

The following table sets forth information concerning ASB’s advances from the FHLB and securities sold under agreements to repurchase as of the dates indicated:

December 31	2007	2006	2005
(dollars in thousands)
Advances from the FHLB	$1,046,000	$730,000	$935,500
Securities sold under agreements to repurchase	764,669	838,585	686,794

Total other borrowings	$1,810,669	$1,568,585	$1,622,294

Weighted-average rate	4.49%	4.55%	4.23%

Competition

See “Bank—Executive overview and strategy” and “Bank—Certain factors that may affect future results and financial condition—Competition” in HEI’s MD&A.

Competition for deposits comes primarily from other savings institutions, commercial banks, credit unions, money market and mutual funds and other investment alternatives. In Hawaii, there were 9 Federal Deposit Insurance Corporation (FDIC)-insured financial institutions, of which 2 were thrifts and 7 were commercial banks, and approximately 100 credit unions as of December 31, 2007. Additional competition for deposits comes from various types of corporate and government borrowers, including insurance companies. Competition for origination of first mortgage loans comes primarily from mortgage banking and brokerage firms, commercial banks, other savings institutions, insurance companies and real estate investment trusts.

Regulation

ASB, a federally chartered savings bank, and its holding companies are subject to the regulatory supervision of the OTS and, in certain respects, the FDIC. See “HEI—Regulation” above and “Bank—Certain factors that may affect future results and financial condition—Regulation” in HEI’s MD&A. In addition, ASB must comply with Federal Reserve Board (FRB) reserve requirements.

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

Among the major reforms in the last few years to the deposit insurance system were the merger of the BIF and the SAIF; indexing the $100,000 deposit insurance to inflation beginning in 2010 and every five years thereafter; giving the FDIC and the National Credit Union Administration authority to determine whether raising the standard $100,000 deposit insurance limit is warranted; increasing to $250,000 the deposit insurance limit for certain retirement accounts; and authorizing the FDIC to assess risk-based premiums. Under the new FDIC rules assessing risk-based premiums, which became effective on January 1, 2007, ASB is classified in Risk Category I, the lowest risk group. For 2007, financial institutions in Risk Category I will have an assessment rate within the range of 5 to 7 basis points of regulatory deposits. Based upon its component ratings under the Uniform Financial Institutions Ratings System (i.e., the CAMELS rating system) and five financial ratios specified in the new FDIC rules, ASB’s assessment rate for 2007 was 5 basis points, which resulted in an assessment amount of approximately $1.7 million. This compares to no assessment amount for 2006 and 2005. FICO will continue to impose an assessment on deposits to service the interest on FICO bond obligations. ASB’s annual FICO assessment is 1.14 cents per $100 of deposits as of December 31, 2007. Also as a result of the federal deposit insurance reform, certain financial institutions will be entitled to a one-time assessment credit, which may be used to offset annual deposit insurance assessments (not including FICO assessments) for 2007 and up to 90% of a financial institutions assessment for 2008, 2009 and 2010. The FDIC has calculated ASB’s one-time assessment credit at approximately $3 million. This one-time credit offset ASB’s 2007 assessment with the balance available to offset a portion of ASB’s 2008 assessment.

Federal thrift charter. See “Bank—Certain factors that may affect future results and financial condition—Regulation—Federal Thrift Charter” in HEI’s MD&A.

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

The International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the 2001 Act), which is part of the USA Patriot Act, imposes on financial institutions a wide variety of additional obligations with respect to such matters as collecting information, monitoring relationships and reporting suspicious activities. The 2001 Act also requires financial institutions to establish anti-money laundering programs and, with respect to correspondent and private banking accounts of non-U.S. persons, to implement appropriate due diligence policies to detect money laundering activities carried out through such accounts. In January 2008, the OTS issued consent orders requiring, among other things, various actions by ASB to strengthen its Bank Secrecy Act and Anti-Money Laundering Program and its Compliance Management Program and assessing a civil money penalty of $37,730 related to non-compliance with certain flood insurance laws and regulations (see “Regulatory compliance” in Note 4 of HEI’s Consolidated Financial Statements).

On November 2, 2007, final rules adopted by the Federal Reserve Board, in coordination with the SEC, became effective implementing the Gramm Act’s exemptions for financial institutions from the definition of “broker” in the Securities and Exchange Act of 1934, which rules address issues arising out of “networking” arrangements whereby a financial institution refers its customers to a broker-dealer for securities services and employees of the financial institution are permitted to receive from the broker-dealer a “nominal fee” for such referrals. ASB has a networking arrangement with UVEST Financial Services and must comply with the rules on January 1, 2009, but has not yet evaluated the impact of the rules on that arrangement.

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

The agencies have implemented provisions of the FACT Act to, among other things, (i) require each financial institution, including thrifts, to develop, implement and maintain, as part of its existing information security program, appropriate measures to properly dispose of consumer information such as that derived from consumer reports, (ii) require each financial institution, including thrifts, to develop and implement a written identity theft prevention program and (iii) prohibit the use of information received from an affiliate to solicit a consumer for marketing purposes unless the consumer is given notice and a reasonable opportunity to opt out and a reasonable and simple method to do so. On December 13, 2007, the agencies published a notice of proposed rulemaking concerning the accuracy and integrity of information furnished to consumer reporting agencies.

Capital requirements. The OTS has set three capital standards for thrifts, each of which must be no less stringent than those applicable to national banks. As of December 31, 2007, ASB was in compliance with all of the minimum standards with a core capital ratio of 7.8% (compared to a 4.0% requirement), a tangible capital ratio of 7.8% (compared to a 1.5% requirement) and total risk-based capital ratio of 14.7% (based on risk-based capital of $560.1 million, $254.9 million in excess of the 8.0% requirement).

The OTS requires that thrifts with a composite rating of “1” under the Uniform Financial Institution Rating System (i.e., CAMELS rating system) must maintain core capital in an amount equal to at least 3% of adjusted total assets. All other institutions must maintain a minimum core capital of 4% of adjusted total assets, and higher capital ratios may be required if warranted by particular circumstances. As of December 31, 2007, ASB met the applicable minimum core capital requirement.

On January 1, 2002, new OTS regulations went into effect with respect to the regulatory capital treatment of recourse obligations, residual interests, direct credit substitutes and asset- and mortgage-backed securities. These regulations have had a slight positive impact on ASB’s risk-based capital.

Current OTS risk-based capital requirements are based on an internationally agreed-upon framework for capital measurement (the 1988 Accord) that was developed by the Basel Committee on Banking Supervision (BCBS). Beginning in April 2003, BCBS released for comment a series of proposed revisions to the 1988 Accord, culminating in a comprehensive release in June 2006. (These revisions are collectively referred to as “Basel II”.) In September 2006, following more than three years of consultation with U.S. financial institutions on the implementation of Basel II, the federal financial institution regulatory agencies, including the OTS, issued two notices of proposed rulemaking to change U.S. risk-based capital requirements in light of Basel II. The first such notice dealt with proposed changes to capital requirements for credit and operational risks, and final rules were issued on December 7, 2007, with an effective date of April 1, 2008. These changes are mandatory for financial institutions with consolidated total assets of $250 billion or more or consolidated total on-balance-sheet foreign exposure of $10 billion or more. The second of the September 2006 notices of proposed rulemaking concerned changes to capital requirements for market risk. Unlike the currently existing market risk rules, the proposed new rules would apply to thrifts. The new market risk rules would be mandatory for financial institutions with consolidated trading activity (in, for example, foreign exchange and commodity positions, as well as traded credit products such as credit default swaps and transfer of collateralized debt obligations) equal to at least 10% of total assets or $1 billion. As of December 7, 2007, the federal financial institution regulatory agencies expected to release these final rules dealing with capital requirements for market risk “in the near future.”

The review of U.S. risk-based capital requirements given impetus by Basel II resulted in the agencies’ issuance in December 2006 of a notice of proposed rulemaking (referred to by the agencies as the “Basel IA NPR”) addressing the risk-based capital requirements for credit and operational risk of those financial institutions, such as ASB, that will not come within the scope of the new Basel II rules. The Basel IA NPR would give financial institutions not subject to Basel II the option of using existing risk-based capital rules for credit and operational risk or applying the rules proposed in the Basel IA NPR. However, in July 2007 the agencies announced their intention to replace the Basel IA NPR with a new notice of proposed rulemaking. The agencies reaffirmed this intention in December 2007 and indicated that their objective was to issue final rules for financial institutions not subject to Basel II by 2009. ASB will continue to monitor these regulatory developments.

During Spring and Summer 2007, the federal financial institution regulatory agencies, including the OTS, issued statements encouraging financial institutions to pursue reasonable workout arrangements with residential mortgage borrowers. On August 3, 2007, OTS issued an advanced notice of proposed rulemaking soliciting comments on whether additional regulation of unfair and deceptive practices by thrifts is necessary. Among the practices identified by OTS for possible future regulation is the failure to consider and implement reasonable workout arrangements. ASB will continue to monitor these regulatory developments.

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

Liquidity. OTS regulations require ASB to maintain sufficient liquidity to ensure safe and sound operations. ASB’s principal sources of liquidity are customer deposits, borrowings, the maturity and repayment of portfolio loans and securities and the sale of loans into secondary market channels. ASB’s principal sources of borrowings are advances from the FHLB and securities sold under agreements to repurchase from broker/dealers. ASB is approved by the FHLB to borrow up to 35% of assets to the extent it provides qualifying collateral and holds sufficient FHLB stock. As of December 31, 2007, ASB’s unused FHLB borrowing capacity was approximately $1.1 billion. ASB utilizes growth in deposits, advances from the FHLB and securities sold under agreements to repurchase to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and make investments. As of December 31, 2007, ASB had loan commitments, undisbursed loan funds and unused lines and letters of credit of $1.2 billion. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.

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

A savings association that is “undercapitalized” or “significantly undercapitalized” is subject to additional mandatory supervisory actions and a number of discretionary actions if the OTS determines that any of the actions is necessary to resolve the problems of the association at the least possible long-term cost to the Deposit Insurance Fund. A savings association that is “critically undercapitalized” must be placed in conservatorship or receivership within 90 days, unless the OTS and the FDIC concur that other action would be more appropriate. As of December 31, 2007, ASB was “well-capitalized.”

Interest rates. FDIC regulations restrict the ability of financial institutions that are undercapitalized to offer interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of December 31, 2007, ASB was “well capitalized” and thus not subject to these interest rate restrictions.

Qualified thrift lender test. In order to satisfy the QTL test, a thrift must maintain 65% of its assets in “qualified thrift investments” on a monthly average basis in 9 out of the previous 12 months. Failure to satisfy the QTL test would subject ASB to various penalties, including limitations on its activities, and would also bring into operation restrictions on the activities that may be engaged in by HEI, HEIDI and their other subsidiaries, which could effectively result in the required divestiture of ASB. At all times during 2007, ASB was in compliance with the QTL test. As of December 31, 2007, 88% of ASB’s portfolio assets was “qualified thrift investments.” See “HEI Consolidated—Regulation.”

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

As mandated by the Gramm Act, the Federal Housing Finance Board (Board) regulations require each FHLB to maintain a minimum total capital leverage ratio of 5% of total assets and include risk-based capital standards requiring each FHLB to maintain permanent capital in an amount sufficient to meet credit risk and market risk. In June 2001, the FHLB of Seattle formulated a capital plan to meet these new minimum capital standards, which plan was approved by the Board. The capital plan requires ASB to own capital stock in the FHLB of Seattle in an amount equal to the total of 4% of the FHLB of Seattle’s advances to ASB plus the greater of (i) 5% of the outstanding balance of loans sold to the FHLB of Seattle by ASB or (ii) 0.5% of ASB’s mortgage loans and pass through securities. As of December 31, 2007, ASB was required under the capital plan to own capital stock in the FHLB of Seattle in the amount of $40 million and owned capital stock in the amount of $98 million, or $58 million in excess of the requirement. Under the capital plan, stock in the FHLB of Seattle can be redeemed at the option of ASB, but the FHLB of Seattle may require up to a 5-year notice of redemption. This 5-year notice period has an adverse but immaterial effect on ASB’s liquidity.

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

Other laws. ASB is subject to federal and state consumer protection laws which affect lending activities, such as the Truth-in-Lending Law, the Truth-in-Savings Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act and several federal and state financial privacy acts. ASB is also subject to federal laws regulating certain of its lending practices, such as the Flood Disaster Protection Act, and requiring reports to regulators of certain customer transactions, such as the Currency and Foreign Transactions Reporting Act. These laws may provide for substantial penalties in the event of noncompliance. ASB believes that its lending activities are now in compliance with these laws and regulations.

Environmental regulation. ASB may be subject to the provisions of Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and regulations promulgated thereunder. CERCLA imposes liability for environmental cleanup costs on certain categories of responsible parties, including the current owner and operator of a facility and prior owners or operators who owned or operated the facility at the time the hazardous substances were released or disposed. CERCLA exempts persons whose ownership in a facility is held primarily to protect a security interest, provided that they do not participate in the management of the facility. Although there may be some risk of liability for ASB for environmental cleanup costs in the event ASB forecloses on, and becomes the owner of, property with environmental problems, the Company believes the risk is not as great for ASB as it may be for other depository institutions that have a larger portfolio of commercial loans.

Properties

ASB owns or leases several office buildings in downtown Honolulu and owns land and an operations center in the Mililani Technology Park on the island of Oahu.

The following table sets forth the number of bank branches owned and leased by ASB by island:

	Number of branches
December 31, 2007	Owned	Leased	Total
Oahu	8	35	43
Maui	3	5	8
Kauai	3	2	5
Hawaii	2	4	6
Molokai	—	1	1

	16	47	63

As of December 31, 2007, the net book value of branches and office facilities is approximately $48 million. Of this amount, $33 million represents the net book value of the land and improvements for the branches and office facilities owned by ASB and $15 million represents the net book value of ASB’s leasehold improvements. The leases expire on various dates through November 2036, but many of the leases have extension provisions.

As of December 31, 2007, ASB owned 226 automated teller machines.

ITEM 1A.	RISK FACTORS

For additional information for certain risk factors enumerated below and other risks of the Company and its operations, see “Forward-Looking Statements” above and HEI’s MD&A, HEI’s “Quantitative and Qualitative Disclosures about Market Risk,” HEI’s Consolidated Financial Statements, HECO’s MD&A and HECO’s Consolidated Financial Statements, which are incorporated herein by reference to HEI Exhibit 13 and HECO Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 21, 2008.

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

•

the provisions of an HEI agreement entered into with federal bank regulators in connection with its acquisition of its bank subsidiary, ASB, which require HEI to contribute additional capital to ASB (up to a maximum amount of additional capital of $28.3 million as of December 31, 2007) upon request of the regulators in order to maintain ASB’s regulatory capital at the level required by regulation;

•	the minimum capital and capital distribution regulations of the OTS that are applicable to ASB;

•	the receipt of a letter from the OTS stating it has no objection to the payment of any dividend ASB proposes to declare and pay to HEI; and

•	the provisions of preferred stock resolutions and debt instruments of HEI and its subsidiaries.

The Company is subject to risks associated with the Hawaii economy, volatile U.S. capital markets and changes in the interest rate and credit market environment that could result in higher retirement benefits expenses, declines in electric utility kilowatthour sales, declines in ASB’s interest rate margins, higher delinquencies and charge-offs in ASB’s loan portfolio and restrictions on the ability of HEI or its subsidiaries to borrow money.

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

The banking industry in Hawaii, and certain aspects of the electric utility industry, are competitive. The success of HEI’s subsidiaries in meeting competition will continue to have a direct impact on HEI’s consolidated financial performance. For example:

•

ASB, which is the third largest financial institution in the state based on total assets as of December 31, 2007, is in direct competition for deposits and loans not only with two larger institutions that have substantial capital, technology and marketing resources, but also with smaller Hawaii institutions and other U.S. institutions, including credit unions, mutual funds, mortgage brokers, finance companies and investment banking firms. Larger financial institutions may have greater access to capital at lower costs, which could impair ASB’s ability to compete effectively. Significant advances in technology could render the operations of ASB less competitive or obsolete.

•

HECO and its subsidiaries face competition from IPPs, including alternate energy providers, and customer self-generation, with or without cogeneration. The PUC issued a decision in its investigative proceeding on competitive bidding as a mechanism for acquiring or building new electric generating capacity. With the exception of certain identified projects, the utilities are now required to use competitive bidding to acquire a future generation resource unless the PUC finds competitive bidding to be unsuitable. The PUC also issued a decision in its distributed generation (DG) investigative proceeding, in which it set policies for DG interconnection agreements and standby rates, and established conditions under which electric utilities can provide DG services on customer-owned sites as a regulated service. The electric utilities cannot predict the ultimate effect of the PUC’s decisions in the competitive bidding and DG proceedings, the impact they will have on competition from IPPs and customer self-generation, or the rate at which technological developments facilitating non-utility generation of electricity will occur.

•	New technological developments, such as the commercial development of fuel cells, may render the operations of HEI’s electric utility subsidiaries less competitive or outdated.

HEI’s businesses could suffer losses that are uninsured due to a lack of insurance coverage or limitations on the insurance coverage the Company does have.

In the ordinary course of business, HEI and its subsidiaries purchase insurance coverages (e.g., property and liability coverages) to protect against loss of, or damage to, their properties and against claims made by third-parties and employees for property damage or personal injuries. However, the protection provided by such insurance is limited in significant respects and, in some instances, there is no coverage. Certain of the insurance has substantial deductibles or has limits on the maximum amounts that may be recovered. For example, the electric utilities’ overhead and underground transmission and distribution systems (with the exception of substation buildings and contents) have a replacement value roughly estimated at $4 billion and are not insured against loss or damage because the amount of transmission and distribution system insurance available is limited and the premiums are cost prohibitive. Similarly, the electric utilities have no business interruption insurance as the premiums for such insurance would be cost prohibitive, particularly since the utilities are not interconnected to other systems. If a hurricane or other uninsured catastrophic natural disaster were to occur, and if the PUC were not to allow the affected electric utilities to recover from ratepayers restoration costs and revenues lost from business interruption, the lost revenues and repair expenses could result in a significant decrease in HEI’s consolidated net income or in significant net losses for the affected periods.

ASB generally does not obtain credit enhancements such as mortgagor bankruptcy insurance but does require standard hazard and hurricane insurance and may require flood insurance for certain properties. ASB is subject to the risks of borrower defaults and bankruptcies, special hazard losses not covered by the required insurance and the insurance company’s inability to pay claims on existing policies.

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

HEI’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Changes in these principles, such as the changes related to the accounting for retirement benefits in SFAS No. 158 and uncertain tax positions in FIN 48, or the Company’s application of existing accounting principles could materially affect HEI’s or the electric utilities’ consolidated financial position and/or results of operations. Further, in preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change include the amounts reported for investment and mortgage-related securities; property, plant and equipment; pension and other postretirement benefit obligations; contingencies and litigation; income taxes; regulatory assets and liabilities; electric utility revenues; variable interest entities; and allowance for loan losses.

In accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” HECO and its subsidiaries’ financial statements reflect assets and costs based on cost-based rate-making regulations. Continued accounting in this manner requires that certain criteria relating to the recoverability of such costs through rates be met. If events or circumstances should change so that the criteria are no longer satisfied, the electric utilities’ regulatory assets (amounting to $285 million as of December 31, 2007) may need to be charged to expense, which could result in significant reductions in the electric utilities’ net income, and the electric utilities’ regulatory liabilities (amounting to $262 million as of December 31, 2007) may need to be refunded to ratepayers.

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

The rates the electric utilities are allowed to charge for their services and the timeliness of permitted rate increases are among the most important items influencing the electric utilities’ financial condition, results of operations and liquidity. The PUC has broad discretion over the rates that the electric utilities charge their customers. The electric utilities currently have rate cases pending before the PUC. Further, the trend of increased operation and maintenance (O&M) expenses, which management expects will continue, increased plant-in-service and other factors are likely to result in the electric utilities seeking rate relief more often than in the past. Any adverse decision by the PUC concerning the level or method of determining electric utility rates, the returns on equity or rate base found to be reasonable, the potential consequences of exceeding or not meeting such returns, or any prolonged delay in rendering a decision in a rate or other proceeding, could have a material adverse effect on HECO’s consolidated financial condition, results of operations and liquidity.

The electric utilities could be required to refund to their customers, with interest, revenues received under interim rate orders in their rate case proceedings (HECO’s 2005 and 2007 test year rate cases, HELCO’s 2006 test year rate case and MECO’s 2007 test year rate case), IRP cost recovery dockets and other proceedings, if and to the extent they exceed the amounts allowed in final orders. As of December 31, 2007, the electric utilities had recognized an aggregate of $150 million of such revenues with respect to interim orders.

Many public utility projects require PUC approval and various permits (e.g., environmental and land use permits) from other governmental agencies. Difficulties in obtaining, or the inability to obtain, the necessary approvals or permits, or any adverse decision or policy made or adopted, or any prolonged delay in rendering a decision, by an agency with respect to such approvals and permits, can result in significantly increased project costs or even cancellation of projects. For example, two major capital improvement projects — HECO’s East Oahu Transmission Project and the expansion of HELCO’s Keahole generating plant — encountered substantial opposition and consequent delay and increased cost. In the event a project does not proceed, or if the PUC disallows cost recovery for all or part of the project, project costs may need to be written off in amounts that could result in significant reductions in HECO’s consolidated net income.

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

On June 2, 2006, the Governor of Hawaii signed into law Act 162, which provides that any automatic fuel rate adjustment clause requested by a public utility in an application filed with the PUC shall be designed, as determined in the PUC’s discretion, to (1) fairly share the risk of fuel cost changes between the public utility and its customers, (2) provide the public utility with sufficient incentive to reasonably manage or lower its fuel costs and encourage greater use of renewable energy, (3) allow the public utility to mitigate the risk of sudden or frequent fuel cost changes that cannot otherwise reasonably be mitigated through other commercially available means, such as through fuel hedging contracts, (4) preserve, to the extent reasonably possible, the public utility’s financial integrity, and (5) minimize, to the extent reasonably possible, the public utility’s need to apply for frequent applications for general rate increases to account for the changes to its fuel costs. While the PUC already reviewed the automatic fuel rate adjustment clause in rate cases, Act 162 required that these five specific factors be addressed in the record.

The parties to the 2006 test year HELCO rate case, the 2007 test year HECO rate case and the 2007 test year MECO rate case have addressed (or are addressing) the Act 162 factors in reviewing the design of the ECAC in those cases, but the PUC has not yet rendered a final decision on the design of the ECAC in any of those proceedings.

Management cannot predict the ultimate outcome of the PUC’s review of the design and operation of the ECAC in pending or future rate cases, and any change in the ECAC could have a material adverse affect on the electric utilities.

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

The electric utilities rely on fuel oil suppliers and shippers and independent power producers to deliver fuel oil and power, respectively, in accordance with contractual agreements. Approximately 77.4% of the net energy generated or purchased by the electric utilities in 2007 was generated from the burning of oil, and purchases of power by the electric utilities provided about 39.5% of their total net energy generated and purchased for the same period. Failure or delay by oil suppliers and shippers to provide fuel pursuant to existing contracts, or failure by a major IPP to deliver the firm capacity anticipated in its PPA, could disrupt the ability of the electric utilities to deliver electricity and require the electric utilities to incur additional expenses to meet the needs of their customers that may not be recoverable. In addition, as these contractual agreements end, the electric utilities may not be able to purchase fuel and power on terms equivalent to the current contractual agreements.

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

Congress and the Hawaii Legislature periodically consider legislation that could have positive or negative effects on the electric utilities and their customers. For example, Congress adopted the Energy Policy Act of 2005, which will provide $14.5 billion in tax incentives over a 10-year period designed to boost conservation efforts, increase domestic energy production and expand the use of alternative energy sources, such as solar, wind, ethanol, biomass, hydropower and clean coal technology. The incentives include tax credits and shorter depreciable lives for many assets associated with energy production and transmission. The primary impact of these incentives on the electric utilities will be the reduction in the depreciable tax life, from 20 years to 15 years, of certain electric transmission equipment placed into service after April 11, 2005. In addition to the ECAC provisions of Act 162 discussed above, the Hawaii Legislature adopted a number of measures, which may affect the electric utilities, as described below.

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

DSM programs. In 2006, the PUC was given the authority, if it deems appropriate, to redirect all or a portion of the funds currently collected by the utilities and included in their revenues through the current utility demand-side management (DSM) surcharge into a Public Benefits Fund, for the purpose of supporting customer DSM programs approved by the PUC. In September 2007, the PUC opened a new docket to select a third party administrator and to refine details of the new market structure.

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

Net energy metering. Hawaii has a net energy metering law, which requires that electric utilities offer net energy metering to eligible customer generators (i.e., a customer generator may be a net user or supplier of energy and will make payment to or receive credit from the electric utility accordingly). The law provides a cap of 0.5% of the electric utility’s peak demand on the total generating capacity produced by eligible customer-generators. The definition of “eligible customer generator” under the law was expanded to include government entities, increasing the maximum size of eligible net metered systems from 10 kilowatts (kw) to 50 kw and limiting exemptions from additional requirements for systems meeting safety and performance standards to systems of 10 kw or less.

In 2005, the Legislature amended the net energy metering law by, among other revisions, authorizing the PUC, by rule or order, to increase the maximum size of the eligible net metered systems and to increase the total rated generating capacity available for net energy metering. In April 2006, the PUC initiated an investigative proceeding on whether the PUC should increase (1) the maximum capacity of eligible customer-generators to more than 50 kw and (2) the total rated generating capacity produced by eligible customer-generators to an amount above 0.5% of an electric utility’s system peak demand. Depending on their magnitude, changes made by the PUC by rule or order could have a significant negative effect on electric utility sales. Management cannot predict the outcome of the investigative proceeding.

Renewable energy. In 2007, a measure was passed stating that the PUC may consider the need for increased renewable energy in rendering decisions on utility matters. Due to this measure, it is possible that, if energy from a renewable source were more expensive than energy from fossil fuel, the PUC may still approve the purchase of energy from the renewable source.

Bank Risks

Fluctuations in interest rates could result in lower net interest income, impair ASB’s ability to originate new loans or impair the ability of ASB’s adjustable-rate borrowers to make increased payments.

Interest rate risk is a significant risk of ASB’s operations. ASB’s net interest income consists primarily of interest income received on fixed-rate and adjustable-rate loans, mortgage-related securities and investments and interest expense consisting primarily of interest paid on deposits and other borrowings. Interest rate risk arises when earning assets mature or when their interest rates change in a time frame different from that of the costing liabilities. Changes in market interest rates, including changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can impact ASB’s net interest margin. Although ASB pursues an asset-liability management strategy designed to mitigate its risk from changes in market interest rates, unfavorable movements in interest rates could result in lower net interest income. In 2007 and 2006, ASB faced a challenging interest rate environment that has pressured its net interest margin. Competitive factors and the level of interest rates have made it difficult to retain deposits and control funding costs and have held down asset yields, putting downward pressure on net interest margin. As the Federal Reserve has already cut the discount rate and Federal Funds Rate twice in 2008, the potential for compression of ASB’s margin will continue to be a concern.

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

ASB’s results of operations depend primarily on the level of interest income generated by ASB’s earning assets in excess of the interest expense on its costing liabilities and the supply of and demand for its products and services (i.e., loans and deposits). ASB’s net income may also be adversely affected by various other factors, such as:

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

•	faster than expected loan prepayments that can cause an acceleration of the amortization of premiums on loans and investments and the impairment of mortgage servicing assets of ASB;

•	changes in ASB’s loan portfolio credit profile and asset quality which may increase or decrease the required level of allowance for loan losses;

•

increases in operating costs, due to the strengthening of ASB’s risk management and compliance infrastructure, inflation and other factors, that exceed increases in ASB’ s net interest, fee and other income;

•	the ability of ASB to maintain or increase the level of deposits, ASB’s lowest costing funds; and

•	the ability of ASB to execute its strategy to operate as a full-service community bank.

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

A large percentage of ASB’s loans and securities are collateralized by real estate, and an adverse change in the real estate market may result in losses and adversely affect the Company’s profitability.

As of December 31, 2007 approximately 87% of ASB’s loan portfolio was comprised of loans primarily collateralized by real estate, primarily concentrated in the State of Hawaii. ASB’s financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in the state of Hawaii, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. A deterioration of the economic environment in Hawaii, including a material decline in the real estate market, further declines in home resales, or a material external shock, may significantly impair the value of ASB’s collateral and ASB’s ability to sell the collateral upon foreclosure. In the event of a default, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest. Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans. In addition, if poor economic conditions result in decreased demand for real estate loans, ASB’s profits may decrease if alternative investments earn less income than real estate loans.

ASB’s mortgage-related securities portfolio comprises 97% of the total investment portfolio. These securities are issued by both U.S. Government agencies and private issuers, and are collateralized by residential real estate loans originated throughout the U.S. Securities issued by government agencies have little, if any, credit risk since they are guaranteed by an agency of the U.S. Government. Privately-issued securities are structured to contain various levels of protection against losses incurred in the underlying pool of residential real estate loans. A sustained, severe downturn in the national residential real estate market could result in an increased level of foreclosures and losses in the loans supporting these securities, which could have a negative impact on the credit quality of these securities and could have a material adverse impact on ASB’s earnings.

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

Generally, both commercial and commercial real estate loans have shorter terms to maturity and earn higher spreads than residential mortgage loans. Only the assets of the business typically secure commercial loans. In such cases, upon default, any collateral repossessed may not be sufficient to repay the outstanding loan balance. In addition, loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be affected by current economic conditions and adverse business developments.

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

In addition to the inherent risks of commercial and commercial real estate lending described above, the expansion of these new lines of business present execution risks, including the ability of ASB to attract personnel experienced in underwriting such loans and the ability of ASB to appropriately evaluate credit risk associated with such loans in determining the adequacy of its allowance for loan losses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

HEI has not received, prior to July 4, 2007, written comments from the SEC staff regarding its periodic or current reports under the Securities Exchange Act of 1934, which remain unresolved.

HECO has not received, prior to July 4, 2007, written comments from the SEC staff regarding its periodic or current reports under the Securities Exchange Act of 1934, which remain unresolved.

ITEM 2.	PROPERTIES

HEI and HECO:

See the “Properties” sections under “HEI,” “Electric utility” and “Bank” in Item 1. Business above.

ITEM 3.	LEGAL PROCEEDINGS

HEI and HECO:

The descriptions of legal proceedings (including judicial proceedings and proceedings before the PUC and environmental and other administrative agencies) in “Item 1. Business,” HEI’s MD&A and in the notes to HEI’s Consolidated Financial Statements are incorporated by reference in this Item 3. Certain HEI subsidiaries (including HECO and its subsidiaries and ASB) are also involved in ordinary routine PUC proceedings, environmental proceedings and litigation incidental to their respective businesses.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

HEI and HECO:

During the fourth quarter of 2007, no matters were submitted to a vote of security holders of the Registrants.

EXECUTIVE OFFICERS OF THE REGISTRANT (HEI)

The following persons are, or may be deemed to be, executive officers of HEI. Their ages are given as of February 28, 2008, their years of company service are given as of December 31, 2007 and their business experience is given for the past five years. Officers are appointed to serve until the meeting of the HEI Board of Directors (HEI Board) after the next Annual Meeting of Shareholders (which is scheduled for May 6, 2008) and/or until their successors have been appointed and qualified (or until their earlier resignation or removal). Company service includes service with an HEI subsidiary.

HEI Executive Officers
Constance H. Lau, age 55 (Company service: 23 years)
President and Chief Executive Officer	5/06 to date
Chairman of the Board, HECO	5/06 to date
Chairman of the Board, ASB	5/06 to date
Chief Executive Officer, ASB	6/01 to date
President, ASB	6/01 to 1/08
Director, HEI	6/01 to 12/04, 5/06 to date

Curtis Y. Harada, age 52 (Company service: 18 years)
Controller and Acting Financial Vice President, Treasurer and Chief Financial Officer	2/08 to date
Controller	1/91 to 1/08

Chester A. Richardson, age 59 (Company service: 4 months)
Vice President – General Counsel	8/07 to date
Prior to joining HEI, served as Deputy General Counsel of Alliant Energy Corp. from 9/03 to 7/07 and as Senior Vice President of SecureEye, Inc. from 9/01 to 4/03.

Patricia U. Wong, age 51 (Company service: 17 years)
Vice President – Administration and Corporate Secretary	4/05 to date
Vice President	1/05 to 4/05
Vice President – Corporate Excellence, HECO	3/98 to 12/04

T. Michael May, age 61 (Company service: 15 years)
President and Chief Executive Officer, HECO	9/95 to date
Director, HEI	9/95 to 12/04

Timothy K. Schools, age 38 (Company service: 5 months)
President, ASB	2/08 to date
Senior Executive Vice President, Chief Operating Officer, ASB	7/07 to 1/08

Prior to joining ASB, served as Chief Financial Officer from 11/05 to 4/07 and Chief Risk Officer from 10/04 to 11/05 of The South Financial Group, Inc., and as Director of Investor Relations and Strategic Planning from 12/01 to 10/04 of National Commerce Financial Corp.

HEI’s executive officers are also officers and/or directors of one or more of HEI’s subsidiaries. Mr. May and Mr. Schools are not officers of HEI, but they are deemed to be executive officers of HEI for purposes of this Item under the definition of “executive officer” in Rule 3b-7 of the SEC’s General Rules and Regulations under the Securities Exchange Act of 1934.

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

HEI:

Certain of the information required by this item is incorporated herein by reference to Note 12, “Regulatory restrictions on net assets,” and Note 15, “Quarterly information (unaudited),” to HEI’s Consolidated Financial Statements and “Selected Financial Data” in HEI Exhibit 13 to the Company’s Current Report on Form 8-K dated February 21, 2008, and “Item 12. Equity compensation plan information” of this Form 10-K. Certain restrictions on dividends and other distributions of HEI are described in this report under “Item 1. Business—HEI—Regulation—Restrictions on dividends and other distributions” and that description is incorporated herein by reference. HEI’s common stock is traded on the New York Stock Exchange and the total number of holders of record of HEI common stock as of February 21, 2008, was 11,283.

In 2007, HEI issued an aggregate of 32,600 shares of unregistered common stock pursuant to the proposed amended and restated HEI 1990 Nonemployee Director Stock Plan, which is subject to HEI shareholder approval at the upcoming annual meeting (the HEI Nonemployee Director Plan). Under the HEI Nonemployee Director Plan, each HEI nonemployee director receives, in addition to an annual cash retainer, an annual stock grant of 1,800 shares of HEI common stock (2,000 shares for the first time grant to a new HEI director) and each nonemployee subsidiary director who is not also an HEI nonemployee director receives an annual stock grant of 1,000 shares of HEI common stock (1,000 shares for the first time grant to a new subsidiary director). The HEI Nonemployee Director Plan is currently the only plan for nonemployee directors and provides for annual stock grants and annual cash retainers for nonemployee directors of HEI and its subsidiaries.

In 2006, HEI issued an aggregate of 27,600 shares of unregistered common stock pursuant to the HEI 1990 Nonemployee Director Stock Plan, as amended and restated effective May 2, 2006. In 2005, HEI issued an aggregate of 28,200 shares of unregistered common stock pursuant to the HEI Nonemployee Director Plan, as amended and restated effective March 8, 2005.

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

The dividends declared and paid on HECO’s common stock for the quarters ended September 30, 2007 and December 31, 2007 were $13,508,000 and $13,576,000, respectively. No dividends were declared or paid on HECO’s common stock for the quarters ended September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007 because HECO was strengthening its capital structure by retaining earnings. Also, see “Liquidity and capital resources” in HEI’s MD&A. The dividends declared and paid on HECO’s common stock for the quarters ended March 31, 2006 and June 30, 2006 were $13,640,000 and $15,741,000, respectively.

See the discussion of regulatory restrictions on distributions in Note 12 to HEI’s Consolidated Financial Statements, which are incorporated herein by reference, and the discussion of “Restrictions on dividends and other distributions” under “HEI—Regulation” in Item 1. Business.

ITEM 6.	SELECTED FINANCIAL DATA

HEI:

The information required by this item is incorporated herein by reference to page 3 of HEI’s Annual Report.

HECO:

The information required by this item is incorporated herein by reference to “Selected Financial Data” on page 3 of HECO Exhibit 99.1.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is set forth in HEI’s MD&A, incorporated herein by reference to pages 4 to 49 of HEI’s Annual Report.

HECO:

The information required by this item is set forth in HECO’s MD&A, incorporated herein by reference to page 2 of HECO Exhibit 99.1 to HECO’s Current Report on Form 8-K dated February 21, 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HEI:

The information required by this item is set forth in HEI’s Quantitative and Qualitative Disclosures about Market Risk, incorporated herein by reference to pages 50 to 52 of HEI’s Annual Report.

HECO:

The information required by this item is set forth in HECO’s Quantitative and Qualitative Disclosures about Market Risk, incorporated herein by reference to page 2 of HECO Exhibit 99.1 to HECO’s Current Report on Form 8-K dated February 21, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEI:

The information required by this item is incorporated herein by reference to pages 56 to 106 of HEI’s Annual Report.

HECO:

The information required by this item is incorporated herein by reference to pages 6 to 47 of HECO Exhibit 99.1 to HECO’s Current Report on Form 8-K dated February 21, 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

HEI and HECO:

None

ITEM 9A.	CONTROLS AND PROCEDURES

HEI:

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2007, there was no change in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Constance H. Lau, HEI Chief Executive Officer, and Curtis Y. Harada, HEI Chief Financial Officer, have evaluated the disclosure controls and procedures of HEI as of December 31, 2007. Based on their evaluations, as of December 31, 2007, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by HEI in reports HEI files or submits under the Securities Exchange Act of 1934:

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

Internal Control over Financial Reporting

The “Annual Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” required by this item are incorporated herein by reference to pages 54 and 55, respectively, of HEI’s Annual Report.

HECO:

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2007, there was no change in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of HECO’s internal control over financial reporting as of December 31, 2007 that has materially affected, or is reasonably likely to materially affect, HECO’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

T. Michael May, HECO Chief Executive Officer, and Tayne S. Y. Sekimura, HECO Chief Financial Officer, have evaluated the disclosure controls and procedures of HECO as of December 31, 2007. Based on their evaluations, as of December 31, 2007, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by HECO in reports HECO files or submits under the Securities Exchange Act of 1934:

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

Internal Control over Financial Reporting

The “Annual Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” required by this item are incorporated herein by reference to pages 4 and 5, respectively, of HECO Exhibit 99.1 to HECO’s Current Report on Form 8-K dated February 21, 2008.

ITEM 9B.	OTHER INFORMATION

HEI and HECO:

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

HEI:

Information for this item concerning the executive officers of HEI is set forth at the end of Item 4 of this report. Information on the current HEI directors and their business experience and directorships is incorporated herein by reference to the sections relating to director nominees and continuing directors in the HEI 2008 Proxy Statement. The information on the HEI Audit Committee and the HEI Board’s determination of HEI’s Audit Committee financial experts and their names are incorporated herein by reference to the section relating to Committees of the Board and the relevant information in the Audit Committee Report in the HEI 2008 Proxy Statement. No other portion of the “Audit Committee Report” is incorporated herein by reference.

Family relationships; director arrangements

There are no family relationships between any director of HEI and any executive officer or director of HEI or any arrangement or understanding between any director of HEI and any person, pursuant to which such director was selected.

Code of Conduct

Information on HEI’s Code of Conduct is incorporated herein by reference to the section on corporate governance in the HEI 2008 Proxy Statement. In connection with its periodic review of corporate governance trends and best practices, on September 17, 2007, the HEI Board adopted a Revised Code of Conduct, including the code of ethics for, among others, the Chief Executive Officer, senior financial officers and senior accounting officers of HEI, a copy of which may be viewed under “Corporate Governance” on HEI’s website at www.hei.com. HEI also elects to disclose the information required by Form 8-K, Item 5.05, “Amendments to the Registrant’s Code of Ethics, or Waiver of a Provision of the Code of Ethics,” through this website and such information will remain available on this website for at least a 12-month period. A copy of the Revised Code of Conduct may be obtained free of charge upon written request from the HEI Vice President, General Counsel, P.O. Box 730, Honolulu, Hawaii 96808-0730.

Section 16(a) beneficial ownership reporting compliance

Information required to be reported under this caption is incorporated herein by reference to the section relating to stock ownership in the HEI 2008 Proxy Statement.

HECO:

Executive officers

The following persons are, or may be deemed to be, executive officers of HECO. Their ages are given as of February 28, 2008, their years of company service are given as of December 31, 2007 and their business experience is given for the past five years. Executive officers are appointed to serve until the meeting of the HECO Board of Directors (HECO Board) after the next HECO Annual Meeting (or written consent of sole shareholder, which is expected in May 2008) and/or until their respective successors have been appointed and qualified (or until their earlier resignation or removal). Company service includes service with HECO affiliates.

HECO Executive Officers
Constance H. Lau, age 55 (Company service: 23 years)
Chairman of the Board of HECO	5/06 to date
President and Chief Executive Officer of HEI	5/06 to date
Chairman of the Board of ASB	5/06 to date
Chief Executive Officer of ASB	6/01 to date
President of ASB	6/01 to 1/08

T. Michael May, age 61 (Company service: 15 years)
President, Chief Executive Officer and Director of HECO	9/95 to date
Chairman of the Board, MECO and HELCO	9/95 to date
Director, HEI	9/95 to 12/04

Eric K. Yeaman, age 40 (Company service: 4 years)
Senior Executive Vice President and Chief Operating Officer	2/08 to date
Financial Vice President, Treasurer and Chief Financial Officer, HEI	1/03 to 1/08

Robert A. Alm, age 56 (Company service: 6 years)
Executive Vice President – Public Affairs	2/08 to date
Senior Vice President – Public Affairs	7/01 to 1/08

Thomas L. Joaquin, age 64 (Company service: 34 years)
Senior Vice President – Operations	7/01 to date

Karl E. Stahlkopf, age 67 (Company service: 5 years)
Senior Vice President – Energy Solutions and Chief Technology Officer	5/02 to date

William A. Bonnet, age 64 (Company service: 22 years)
Vice President – Government & Community Affairs	5/01 to date

Amy E. Ejercito, age 49 (Company service: 19 years)
Vice President – Corporate Excellence	1/05 to date
Manager, Customer Service	5/00 to 12/04

Harold K. Kageura, age 55 (Company service: 21 years)
Vice President – Energy Delivery	9/04 to date
Manager, Construction & Maintenance	2/02 to 09/04

Susan A. Li, age 50 (Company service: 17 years)
Vice President – General Counsel	10/07 to date
Manager, Legal Department	5/98 to 10/07

HECO Executive Officers	Business experience for past five years
(continued)

Tayne S. Y. Sekimura, age 45 (Company service: 16 years)
Senior Vice President, Finance and Administration	2/08 to date
Financial Vice President	10/04 to 1/08
Assistant Financial Vice President	8/04 to 10/04
Director, Corporate & Property Accounting	2/01 to 8/04

Thomas C. Simmons, age 59 (Company service: 36 years)
Vice President – Power Supply	2/02 to date

Lynne T. Unemori, age 48 (Company service: 22 years)
Vice President – Corporate Relations	7/06 to date
Director, Corporate Communications	12/00 to 07/06

David G. Waller, age 59 (Company service: 18 years)
Vice President – Customer Solutions	6/04 to date
Manager, Energy Services	4/99 to 6/04

Lorie Ann K. Nagata, age 49 (Company service: 25 years)
Treasurer	12/00 to date
Manager, Management Accounting	5/98 to date

Patsy H. Nanbu, age 48 (Company service: 21 years)
Controller	5/05 to date
Assistant Controller	2/05 to 5/05
Director, Regulatory Affairs	10/01 to 2/05

Molly M. Egged, age 57 (Company service: 27 years)
Secretary	10/89 to date

HECO executive officers T. Michael May, Karl E. Stahlkopf, William A. Bonnet, Tayne S. Y. Sekimura, Lorie Ann K. Nagata, Patsy H. Nanbu and Molly M. Egged are also officers and/or directors of MECO, HELCO, Renewable Hawaii, Inc. and/or Uluwehiokama Biofuels Corp. HECO executive officers Constance H. Lau and Molly M. Egged are also officers of one or more of the affiliated nonutility HEI companies, including HEI and ASB.

The following individuals serve on the HECO Board as of February 28, 2008.

Director	Age	Director since [2]
Constance H. Lau	55	2006
T. Michael May	61	1995
David C. Cole	55	2006
Thomas B. Fargo [1]	59	2005
Timothy E. Johns [1]	52	2005
Bert A. Kobayashi, Jr.	37	2006
David M. Nakada	56	2005
Anne M. Takabuki [1]	51	1997
Kelvin H. Taketa	53	2004
Barry K. Taniguchi [1]	60	2001
Jeffrey N. Watanabe	65	2008

[1]	Audit committee member.
[2]	Year indicates first year elected or appointed. All directors are elected for one year terms.

David C. Cole, Timothy E. Johns, Bert A. Kobayashi, Jr., David M. Nakada, and Anne M. Takabuki are the only nonemployee directors of HECO who are not also directors of HEI. Constance H. Lau, Thomas B. Fargo, Kelvin H. Taketa, Barry K. Taniguchi, and Jeffrey N. Watanabe are each directors of both HECO and HEI. Dr. Scott resigned from the HECO Board effective February 25, 2008. Information concerning the directors of HECO who are also directors of HEI is incorporated herein by reference to the information set forth above under “HEI” and in the HEI 2008 Proxy Statement.

Mr. Cole has been President and Chief Executive Officer of Maui Land & Pineapple Company, Inc. (MLP) since 2003 and its Chairman since 2004. MLP is a land holding and operating company dedicated to agriculture, resort operation and the creation and management of holistic communities. Since 1997, he has been President of Aquaterra, Inc., an investment management firm. He is a director of Hawaii BioEnergy, LLC, Grove Farm Company, Inc. and Hawaii Superferry, Inc. He serves as trustee of The Nature Conservancy of Hawaii and Sesame Street Workshop.

Mr. Johns has been President and Chief Executive Officer of the Bishop Museum, Hawaii’s State Museum of Natural and Cultural History, since October 2007. From 2000 to October 2007, he was the Chief Operating Officer of the Estate of Samuel Mills Damon, a Hawaii-based private trust, primarily managing a diversified investment portfolio, including real estate assets in Hawaii. He is a director of Grove Farm Company, Inc. (and affiliates) and Parker Ranch, Inc. (and affiliates). He also sits on the boards of several community organizations, including YMCA of Honolulu, Hawaii Nature Center, Child & Family Service, and Helping Hands Hawaii. He is also a member of the State of Hawaii Board of Land and Natural Resources, chair of the U. S. Northwestern Hawaiian Islands Coral Reef Ecosystem Reserve Advisory Council and co-chair of The Trust for Public Land Hawaii Advisory Board.

Mr. Kobayashi has been President and Chief Executive Officer of Kobayashi Group, LLC, a real estate development and investment company, since 2001. He is a trustee of The Nature Conservancy of Hawaii, The Contemporary Museum and Hanahau’oli School as well as co-founder of The GIFT (Giving Inspiration For Tomorrow) Foundation of Hawaii, a volunteer organization whose mission is to encourage young adults to participate in philanthropic giving.

Mr. Nakada has been the Executive Director of the Boys & Girls Club of Hawaii, an eleemosynary youth guidance, primary prevention organization, since 1979. He serves as a trustee of the Hawaii Community Foundation and the Julia Temple Davis Brown Foundation.

Ms. Takabuki has been President of Wailea Golf LLC, owner/operator of golf courses, since October 1, 2003. At Wailea Golf Resort, Inc. she was President from March 2003 to September 2003. She also serves on the boards of Kapiolani Health Foundation and Wailea Community Association and is a member of the Maui Community College Chancellor’s Advisory Committee.

Audit Committee of the HECO Board

During 2007, the HECO Board had one standing committee, the Audit Committee. The current members of HECO’s Audit Committee are nonemployee directors Barry K. Taniguchi, Chairman, Thomas B. Fargo, Timothy E. Johns, and Anne M. Takabuki.

The HECO Audit Committee operates and acts under a written charter, which was adopted and approved by the HECO Board. The Committee provides independent and objective oversight of HECO’s (1) financial reporting processes, (2) audits of the financial statements, including appointment, compensation and oversight of the independent registered public accounting firm which performs the audit of HECO’s financial statements, (3) internal controls and (4) risk assessment and risk management policies set by management. The HECO Audit Committee also approves or disapproves related party transactions and reviews and resolves complaints from any employee regarding accounting, internal controls or auditing matters.

The HECO Audit Committee holds meetings it deems necessary to review the financial operations of HECO. In 2007, the HECO Audit Committee held seven meetings to review various matters with management, the internal auditor and KPMG LLP (HECO’s independent registered public accounting firm), including the activities of the internal auditor, the results of the annual audit by KPMG LLP of HECO’s 2006 consolidated financial statements, which were incorporated by reference into HECO’s 2006 Form 10-K.

All members of the HECO Audit Committee are independent directors as independence for audit committee members is defined in the listing standards of the New York Stock Exchange Listed Company Manual and the listing standards relating to Audit Committees set forth in the Securities Exchange Act of 1934. None of the members of the HECO Audit Committee are members of audit committees of any other publicly traded company, except that Admiral Fargo and Mr. Taniguchi are members of the HEI Audit Committee. Barry K. Taniguchi, Timothy E. Johns and Anne M. Takabuki have been determined by the HECO Board to be the HECO “audit committee financial experts.”

Attendance at meetings

In 2007, there were eleven regular and five special meetings of the HECO Board. All incumbent directors attended at least 75% of the combined total number of meetings of the HECO Board and (if applicable) the HECO Audit Committee during 2007.

Family relationships; executive officer and director arrangements

There are no family relationships between any executive officer or director of HECO and any other executive officer or director of HECO.

A family relationship exists between a director of HECO, Bert A. Kobayashi, Jr. and a director of ASB, Bert A. Kobayashi. Bert A. Kobayashi is the father of Bert A. Kobayashi, Jr., who serves as President and Chief Executive Officer of the Kobayashi Group, LLC. Bert A. Kobayashi, Jr. was elected to the HECO Board on July 24, 2006. Bert A. Kobayashi, the Chairman and Chief Executive Officer of the Kobayashi Development Group LLC, has been a director of ASB since 2002.

Code of Conduct

In connection with its periodic review of corporate governance trends and best practices, the HECO Board adopted a Revised Code of Conduct, amended on September 17, 2007, including the code of ethics for, among others, the Chief Executive Officer, senior financial officers and senior accounting officers of HECO, a copy of which may be viewed under “Corporate Governance” on HEI’s website at www.hei.com. HECO also elects to disclose the information required by Form 8-K, Item 5.05, “Amendments to the Registrant’s Code of Ethics, or Waiver of a Provision of the Code of Ethics,” through this website and such information will remain available on this website for at least a 12-month period. A copy of the Revised Code of Conduct may be obtained free of charge upon written request from the HECO Corporate Secretary, P.O. Box 2750, Honolulu, Hawaii 96840-0001.

Section 16(a) beneficial ownership reporting compliance

Information required to be reported under this caption is incorporated herein by reference to the section relating to stock ownership in the HEI 2008 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

HEI:

The information required under this item for HEI is incorporated herein by reference to the information relating to the HEI Board, Committees of the Board and executive compensation in the HEI 2008 Proxy Statement.

HECO:

As T. Michael May is deemed an executive officer of HEI and certain directors of HECO are also directors of HEI, information required under this item for HECO, in addition to that set forth below, is incorporated herein by reference to the information relating to the HECO Board, Committees of the Board and executive compensation in the HEI 2008 Proxy Statement.

Executive compensation

HECO Board and HEI Compensation Committee Report

The HECO Board and the HEI Compensation Committee evaluate and establish compensation for the HECO named executive officers. Management has the primary responsibility for HECO’s financial statements and reporting process, including the disclosure of executive compensation. The HECO Board and the HEI Compensation Committee have reviewed and discussed with management the Compensation Discussion and Analysis that follows. The HECO Board and the HEI Compensation Committee are satisfied that the Compensation Discussion and Analysis fairly and completely represents the philosophy, intent, and actions of the HECO Board and HEI Compensation Committee with regard to executive compensation. The HECO Board and the HEI Compensation Committee recommended, and the HEI Board concurred, that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

SUBMITTED BY THE HECO BOARD OF DIRECTORS
Constance H. Lau, Chair
David C. Cole
Thomas B. Fargo
Timothy E. Johns
Bert A. Kobayashi, Jr.
T. Michael May
David M. Nakada
Anne M. Takabuki
Kelvin H. Taketa
Barry K. Taniguchi
Jeffrey N. Watanabe

AND SUBMITTED BY THE COMPENSATION COMMITTEE OF
THE HEI BOARD OF DIRECTORS
Bill D. Mills, Chair
Don E. Carroll
Thomas B. Fargo
Victor H. Li
A Maurice Myers
Diane J. Plotts

Compensation Discussion and Analysis

Who is responsible for determining appropriate executive compensation?

The HECO Board and the HEI Compensation Committee have the responsibility for recommending the total compensation program for HECO and its subsidiaries. The HECO Board and the HEI Compensation Committee can approve, modify or reject the recommendations of executive management regarding executive total compensation and incentive programs.

The HECO Board conducts an evaluation of the performance of the HECO President and Chief Executive Officer. The HECO Board and the HEI Compensation Committee, with the assistance of an independent consultant, recommends an executive compensation package for the HECO President and Chief Executive Officer, subject to the approval of the HEI Board.

Do the HECO Board and the HEI Compensation Committee have the authority to modify or terminate executive compensation?

The HECO Board and the HEI Compensation Committee reserve the right to amend, suspend or terminate incentive programs or any other executive compensation program, or HECO’s participation in such programs. The HECO Board and the HEI Compensation Committee can exercise discretion to reduce or (except to the extent an award or payout is intended to satisfy the requirements of Section 162(m) of the Internal Revenue Code) increase the size of any award or payout to HECO or subsidiary executives. In 2007, the HECO Board and the HEI Compensation Committee did not exercise that discretion.

The HECO Board and the HEI Compensation Committee will consider accounting consequences if appropriate. For instance, the HECO Board and the HEI Compensation Committee may determine that there should not be any incentive payout that results solely from a new way of accounting for a financial measure. The HECO Board and the HEI Compensation Committee will also consider tax consequences if appropriate. For instance, the HECO Board and the HEI Compensation Committee will take into account tax deductibility in establishing executive compensation, but each reserves the right to award compensation even when not deductible, if it is reasonable and appropriate.

What is the role of the compensation consultant?

An independent compensation consultant, Towers Perrin, provides the HECO Board and the HEI Compensation Committee with advice and data with respect to compensation benchmarking and best practices. Mr. May provides input on the compensation of the HECO named executive officers to the HEI Vice President–Administration. The HEI Vice President–Administration, in turn, works directly with Towers Perrin on all HECO executive compensation matters. For a further discussion of the role of Towers Perrin in assisting the HEI Compensation Committee concerning executive compensation initiatives and in providing other services, see the information provided in response to this question in the HEI Compensation and Discussion and Analysis incorporated by reference to the HEI 2008 Proxy Statement.

What is the role of executive officers in determining executive compensation?

Mr. May, HECO President and Chief Executive Officer, reviews and makes recommendations regarding executive compensation for the other HECO named executive officers. In 2007, Mr. May recommended the base salary increases for the HECO named executive officers, other than himself. He also worked with the HECO Vice President, Corporate Excellence and the HEI Vice President–Administration, in making recommendations to the HECO Board and the HEI Compensation Committee on compensation (including financial and performance measures under the executive incentive plans) and benefits for HECO named executive officers, other than himself. Ms. Lau, the HEI President and Chief Executive Officer, reviews and makes recommendations regarding the executive compensation of Mr. May. Mr. May does not participate in the HECO Board’s or HEI Compensation Committee’s decision-making process on compensation matters regarding his own salary, incentives or other compensation matters, but he does participate as a member of the HECO Board in considering and deciding on the executive compensation for the other HECO named executive officers.

The HECO Vice President, Corporate Excellence, has the overall responsibility for administering the HECO executive compensation programs. She may also make recommendations on executive compensation matters, including the methodology and metrics for computing executive incentives.

What are the objectives of the Company’s compensation programs?

The following are the primary objectives of HECO’s compensation programs:

•	provide compensation opportunities that relate pay with individual and company annual and long-term performance goals that support shareholder value;

•	maintain compensation that is fair in a competitive marketplace and will attract and retain highly qualified executives needed to enhance shareholder value; and

•	align the interests of executives with shareholders to promote shareholder value.

Who were the HECO named executive officers in 2007?

In 2007, the Company named executive officers were:

Name	Position
T. Michael May	President and Chief Executive Officer
Tayne S. Y. Sekimura	Financial Vice President
Karl E. Stahlkopf	Senior Vice President – Energy Solutions and Chief Technology Officer
Robert A. Alm	Senior Vice President – Public Affairs
Thomas L. Joaquin	Senior Vice President – Operations

The HECO Board approved HEI’s Nominating and Corporate Governance Committee’s recommendations to appoint, effective as of February 1, 2008, (1) Mr. Yeaman as HECO Senior Executive Vice President and Chief Operating Officer, (2) Ms. Sekimura as HECO Senior Vice President, Finance and Administration, and (3) Mr. Alm as HECO Executive Vice President-Public Affairs.

What is the compensation methodology for competitive benchmarking?

HECO is Hawaii’s major regulated electric public utility and provides energy to approximately 95% of Hawaii’s population. HECO is committed to enhancing shareholder value by providing reliable energy at a reasonable cost. HECO also strives to reduce Hawaii’s dependence on fossil fuel by exploring new and better solutions for providing reliable, reasonably priced energy. The continuing pressure of rising costs and volatile oil prices requires HECO to continually improve its efficiency and productivity. To achieve its critical business objectives, HECO must also continue to attract, motivate, and retain highly talented and skilled individuals at all levels of the organization.

With HECO’s strategic objectives in mind, the HECO Board and the HEI Compensation Committee base HECO’s executive compensation programs on a “total compensation” package which: (1) aligns incentive rewards to organizational performance and returns to shareholders, both annual and long-term; (2) supports HECO’s strategic plan by linking achievement of strategic goals to compensation and incentive programs; and (3) demonstrates HECO’s belief that its employees are vital to its success and ensures that employees are fairly rewarded, motivated and valued in their working relationship with HECO.

The HECO Board and the HEI Compensation Committee determine the compensation strategy for each element of the executive compensation program. The HECO Board and the HEI Compensation Committee generally target the overall compensation of the executives at the 50th percentile or median of total compensation and incentive practices found in the following utility companies that are used as a benchmark in setting the compensation of HECO’s named executive officers:

Utility and Energy Benchmark Companies
Allegheny Energy, Inc.	PNM Resources, Inc.
Ameren Corp.	PPL Corp.
Aquila Inc.	Progress Energy Inc.
Avista Corp.	Puget Energy Inc.
Constellation Energy Group Inc.	Questar Corporation
Northeast Utilities	Sempra Energy
NSTAR	TECO Energy Inc.
OGE Energy Corporation	UIL Holdings Corp.
Peoples Energy Corp.	UniSource Energy Corp.
Pinnacle West Capital Corp.	Vectren Corp.

Towers Perrin did not conduct a new overall executive compensation benchmarking study in 2007. Towers Perrin did provide competitive benchmarking analysis for certain new executive positions.

What are the elements of executive compensation?

To meet the compensation objectives described above, the compensation for our named executive officers include the following elements:

•	Base salary,

•	Annual performance-based cash incentive compensation,

•	Long-term performance-based equity and cash incentive compensation,

•	Perquisites and other personal benefits, and

•	Retirement and other post-retirement benefits.

How is base salary determined?

Base salary is the foundation of a total compensation program. Base salary for services rendered during the year recognizes the market rate for the individual’s position, responsibilities, experience, and performance. The HECO Board and the HEI Compensation Committee also consider the relative equity of compensation among other executive officers. HECO generally targets the base salary of the executives at the 50th percentile or median of base salaries found in the benchmark companies. Periodically, the HECO Board and the HEI Compensation Committee may adjust the HECO salary structure and salary grades based upon competitive salary structure trends and may review base salary levels when there are significant changes in job responsibility. The 2005 and 2006 studies conducted by Towers Perrin found that named executive officer base salaries were, on average, slightly below the Utility and Energy Benchmark Companies’ median, although this varied by individual.

What were the base salary increases of the named executive officers in 2007?

In April 2007, Ms. Lau recommended a base salary increase for Mr. May. Mr. May recommended base salary increases for Messrs. Stahlkopf, Alm, Joaquin and Ms. Sekimura. Taking into consideration these recommendations, the HECO Board and the HEI Compensation Committee approved the following increases, effective May 1, 2007:

Name	% Base Salary Increase	$ Base Salary Increase	Base Salary, Effective May 1, 2007
T. Michael May	3.6%	$21,000	$598,000
Tayne S. Y. Sekimura	4.8%	10,500	228,000
Karl E. Stahlkopf	3.1%	10,000	336,000
Robert A. Alm	3.6%	10,000	288,400
Thomas L. Joaquin	3.5%	10,000	295,200

In January 2008, the HEI Board approved an annual base salary for Mr. Yeaman of $430,000, an increase of $16,000, or 3.9% over his base salary in his prior position as HEI Financial Vice President, Treasurer and Chief Financial Officer, effective February 1, 2008, in his new role as HECO Senior Executive Vice President and Chief Operating Officer. Mr. Yeaman is also eligible for a base salary increase of up to $20,000 in August 2008, based on satisfactory performance to be determined by Mr. May. The HEI Board further approved an annual base salary for Ms. Sekimura of $246,000, an increase of $18,000 or 7.9%, effective February 1, 2008. Ms. Sekimura is also eligible for a base salary increase of up to $10,000 in August 2008, based on satisfactory performance to be determined by Mr. Yeaman.

What is HECO’s annual executive incentive compensation program?

The HECO Board and the HEI Compensation Committee establish annual incentive awards based upon the achievement of financial and operational goals. Annual incentive awards for the executives are percentage multiples of the executives’ respective salary midpoints (the middle salary level in a salary range for a particular job grade or position). The annual incentive goals motivate executives and encourage their commitment to HECO’s success. Shareholders and customers benefit from the achievement of these goals.

The HECO Board and the HEI Compensation Committee believes that if HECO has not performed well enough to promote shareholder value, incentives should not be paid. The HECO Board and the HEI Compensation Committee establish minimum financial performance thresholds that HECO must meet before annual incentive awards are paid.

Even if HECO meets other goals, the annual incentives are not paid if these minimum financial performance thresholds are not met.

What were the goals and award ranges for the 2007 annual incentive plan?

The following were the award ranges, shown as a percentage of the salary midpoint that the HECO Board and the HEI Compensation Committee approved for the 2007 annual incentive plan:

Name	Minimum	Target	Maximum	2007 salary midpoint
T. Michael May	30%	60%	120%	$566,000
Tayne S. Y. Sekimura	13%	25%	38%	222,000
Karl E. Stahlkopf	15%	30%	45%	298,000
Robert A. Alm	15%	30%	45%	249,000
Thomas L. Joaquin	15%	30%	45%	249,000

In 2007, Messrs May, Alm, Joaquin, Stahlkopf, and Ms. Sekimura had a minimum utility consolidated net income threshold of $62.3 million for his / her annual incentive. The minimum financial threshold was set at 10% below the target forecast. For 2007, this threshold was not met.

In addition to the minimum thresholds, the HECO Board and the HEI Compensation Committee approved the following annual financial and other operational goals for the named executive officers for 2007:

Name	Weight	Performance Metric	Target Goal
T. Michael May	35%	Utility Consolidated Net Income	$69.2 million
Tayne S. Y. Sekimura	35%	Utility Consolidated Modified Free Cash Flow	$14.2 million
Robert A. Alm	20%	HECO Return on Average Common Equity	7.34%
	6%	HELCO Return on Average Common Equity	3.32%
	4%	MECO Return on Average Common Equity	5.55%

Karl E. Stahlkopf	35%	Utility Consolidated Net Income	$69.2 million
	35%	Utility Consolidated Modified Free Cash Flow	$14.2 million
	13%	HECO Return on Average Common Equity	7.34%
	4%	HELCO Return on Average Common Equity	3.32%
	3%	MECO Return on Average Common Equity	5.55%
	10%	Preferred Energy Future	On Schedule

Thomas L. Joaquin	35%	Utility Consolidated Net Income	$69.2 million
	35%	Utility Consolidated Modified Free Cash Flow	$14.2 million
	11%	HECO Return on Average Common Equity	7.34%
	2%	HELCO Return on Average Common Equity	3.32%
	2%	MECO Return on Average Common Equity	5.55%
	5%	Next Generating Unit	On Schedule
	10%	Negotiations	On Schedule

The above goals were designed to align management decisions with shareholder value. Particular goals and weightings were given to executives, depending on their areas of focus.

Utility Consolidated Net Income is a basic financial measurement of the utility consolidated earnings for the year. Utility consolidated net income contributes directly to HEI’s net income and its earnings per share. Net income is a Generally Accepted Accounting Principles measure.

Utility Consolidated Modified Free Cash Flow is derived from Generally Accepted Accounting Principles measures as follows: Utility consolidated net income, plus depreciation and amortization expense, less net capital expenditures. This measure represents the cash that the utilities generate after financing their operations and the expansion of their asset bases. It excludes the change in the working capital component.

Return on Average Common Equity is a ratio derived from Generally Accepted Accounting Principles measures as follows: net income divided by average common equity. It is a key indicator of profitability from a utility investor standpoint; a key measure of reasonable return from a regulatory standpoint; and a key measure that drives the level of net income that the utility can earn.

Mr. Stahlkopf had an operational goal to convert selected generation units on Oahu and Maui to renewable fuel. This goal focuses HECO efforts to increase use of renewable fuels and decrease our dependence on fossil fuels. Mr. Joaquin also had operational goals for securing applicable approvals for a new biofueled power plant, and advancing the project within budget and according to schedule, as well as a goal for contract negotiations.

What were the payouts for the 2007 annual incentive plan?

In 2007, HECO did not meet its minimum utility consolidated net income threshold of $62.3 million. As a result, no payouts were earned in 2007 by any named executive officer and none were paid in 2008.

What are the metrics and award ranges for the 2008 annual incentive plan?

In February 2008, the HECO Board and the HEI Compensation Committee approved annual incentive goals for 2008 for each of the named executive officers. The award ranges, for the named executive officers, were the same as those under the 2007 annual incentive plan, but the projected salary midpoints were higher as follows:

Name	Minimum	Target	Maximum	Projected 2008 salary midpoint
T. Michael May	30%	60%	120%	$ 581,000
Tayne S. Y. Sekimura (1)	15%	30%	45%	228,000 (Financial VP)
				256,000 (SVP, Finance/Admin)
Karl E. Stahlkopf	15%	30%	45%	306,000
Robert A. Alm	15%	30%	45%	256,000
Thomas L. Joaquin	15%	30%	45%	256,000

(1)	For the 2008 annual incentive plan, Ms. Sekimura’s salary midpoint is pro-rated with one month at her Financial Vice President grade and 11 months at her Senior Vice President, Finance and Administration grade.

Mr. Yeaman is also included in the 2008 annual incentive plan. His annual incentive plan award ranges are 25% (minimum), 50% (target) and 100% (maximum) and his projected salary midpoint is pro-rated with one month at his HEI Financial Vice President, Treasurer and Chief Financial Officer’s midpoint of $405,000 and 11 months at his HECO Senior Executive Vice President and Chief Operating Officer’s midpoint of $441,000. As in 2007, there is a minimum utility consolidated net income threshold for payment of any awards under the 2008 annual incentive plan. The minimum net income threshold is set at 10% below the target forecast. Even if HECO meets other goals, the annual incentives will not be paid unless the minimum utility consolidated net income threshold is met. Over the past ten years, HECO achieved the minimum consolidated net income payout threshold 70% of the time. The HECO Board and the HEI Compensation Committee approved the following performance metrics for the named executive officers for the 2008 annual incentive plan:

Name	Weight	Performance Metric
T. Michael May	35%	Utility Consolidated Net Income
	35%	Utility Consolidated Free Cash Flow
	30%	Utility operational goals

Tayne S. Y. Sekimura	30%	Utility Consolidated Net Income
Karl E. Stahlkopf	30%	Utility Consolidated Free Cash Flow
Robert A. Alm	40%	Utility operational goals
Thomas L. Joaquin

All of the HECO named executive officers share the same financial goals under the 2008 annual incentive plans, Utility Consolidated Net Income (threshold goal) and Utility Consolidated Free Cash Flow. Mr. May’s weighting for these two goals are higher than the other HECO executives because of his overall role, responsibility and accountability for these key performance metrics. Under the 2008 annual incentive plan, Mr. Yeaman has the same goals and with the same weightings as Mr. May.

Free cash flow is equal to net cash provided by operating activities less net capital expenditures and is a useful measurement of the financial performance of the utility for annual incentive determination purposes. The utility operational goals for the HECO named executives focused on operational milestones regarding expanding renewable energy generation, regulatory filings, and progress with respect to critical utility projects.

The above goals were designed to align management decisions with shareholder value. The 2008 financial performance metrics are the same as the 2007 financial performance metrics except for the calculation of the utilities’

free cash flow, which in 2008 will not exclude the change in the working capital component. Free cash flow is equal to net cash provided by operating activities less net capital expenditures and is more commonly used as a measurement than modified free cash flow. The HECO Board and the HEI Compensation Committee determined that free cash flow is a more useful measurement for annual incentive determination purposes.

Disclosure of the specific minimum, target and maximum goals of an ongoing or future performance period would result in competitive harm to HECO. Disclosure could give independent power producers a better view of the utility’s cost structures and information concerning company strategies and other sensitive matters to which they otherwise would not have access. HECO believes that disclosure of the specific financial and operational goals established for the annual or long-term incentive compensation plans before the performance period has ended would in effect provide earnings guidance that it does not currently provide.

The minimum, target and maximum award levels for the 2008 annual incentive plan have been set based on the forecast and/or operational project schedules. The 2008 annual incentive goals are not easy to achieve and payout is by no means guaranteed. The utility company faces tough external challenges in 2008. The utility needs to make major capital investments in the next few years, which requires timely regulatory approval and adequate cost recovery of such investments. HECO believes that the targets are challenging, but achievable. If HECO is successful in achieving these goals, shareholder value is expected to increase. The 2008 incentive compensation program is critical to supporting management’s execution of key initiatives that are required to build a strong strategic and financial foundation for future years. It is important to have a program that balances the interests of shareholders and the need to retain and motivate management.

What is HECO’s long-term incentive plan?

HECO’s long-term incentive plan rewards executives based on HECO’s successful financial performance over rolling three-year performance periods. The three-year performance period provides balance with the shorter-term focus of the annual incentive compensation plan. HECO pays long-term incentive awards in a combination of cash (60%) and HEI Common Stock (40%). HECO awards a portion of the long-term incentive payout in shares to promote HEI Common Stock ownership. The HECO Board and the HEI Compensation Committee approve long-term incentive goals based on achievement of strategic goals that enhance long-term shareholder value. A new three-year performance period starts each year.

The HECO Board and the HEI Compensation Committee approves performance goal weightings based on benchmarking. Award levels for each of the participants are set at the 50th percentile or midpoint of pay practices found in the Utility and Energy Benchmark Companies identified above. Long-term incentive awards for participating executives are percentage multiples of the executives’ respective salary midpoints.

What are the award ranges and performance metrics for the 2005-2007 long-term incentive plan and what were the 2008 payouts under the Plan?

The HECO Board and the HEI Committee approved the following award ranges for the named executive officers listed below, shown as a percentage of the salary midpoint, for the 2005-2007 long-term incentive plan:

Name	Minimum	Target	Maximum	2007 salary midpoint
T. Michael May	37.5%	75.0%	150.0%	$566,000
Karl E. Stahlkopf	25.0%	37.5%	75.0%	298,000
Robert A. Alm	25.0%	37.5%	75.0%	249,000
Thomas L. Joaquin	25.0%	37.5%	75.0%	249,000

The HECO Board and the HEI Compensation Committee approved the following long-term incentive goals for the named executive officers listed below for the 2005-2007 performance period and, in February 2008, approved the following payments for performance under the 2005-2007 long-term incentive plan:

Name	Weight	Goal	Metric	Result	Payout
T. Michael May	50%	Utility Consolidated Return on Average Common Equity vs Allowed Return	95%	Below Minimum	$—
	30%	HEI Annual ROACE	10.98%	Below Minimum	—
	20%	HEI Total Return to Shareholders	50th percentile of the EEI Index(1)	Below Minimum	—

Karl E. Stahlkopf	15%	HEI Annual ROACE	10.98%	Below Minimum	$—
	10%	HEI Total Return to Shareholders	50th percentile of EEI Index(1)	Below Minimum	—
	25%	Regulatory Compact/Energy Policy	Renewable Portfolio Standard Target	Maximum	55,875
	25%	Energy Efficiency, DSM, DG/CHP	Meet DSM and DG/CHP goals	Maximum	55,875
	25%	Adequate Supply of Power	Meet or exceed system planning criteria	Minimum	18,625

				Total	$130,375

Robert A. Alm	15%	HEI Annual ROACE	10.98%	Below Minimum	$—
	10%	HEI Total Return to Shareholders	50th percentile of EEI Index(1)	Below Minimum	—
	25%	Regulatory Compact/Energy Policy	Renewable Portfolio Standard Target	Maximum	46,688
	20%	Adequate Supply of Power	Meet or exceed system planning criteria	Minimum	12,450
	20%	Next Generating Unit	Meet or exceed 2005-2007 milestones	Target	18,675
	10%	HELCO/MECO Generation	Meet or exceed 2005-2007 milestones	Minimum	6,225

				Total	$84,038

Thomas L. Joaquin	15%	HEI Annual ROACE	10.98%	Below Minimum	$—
	10%	HEI Total Return to Shareholders	50th percentile of EEI Index(1)	Below Minimum	—
	15%	Regulatory Compact/Energy Policy	Renewable Portfolio Standard Target	Maximum	28,013
	20%	Adequate Supply of Power	Meet or exceed system planning criteria	Minimum	12,450
	20%	Next Generating Unit	Meet or exceed 2005-2007 milestones	Target	18,675
	20%	Reliable Flow of Power	Better than EEI System Average Interruption Duration	Below Minimum	—

				Total	$59,138

(1)

The Edison Electric Institute (EEI) is an association of U.S. investor-owned electric companies and is representative of companies that are comparable investment alternatives to HEI. The Institute’s members serve 95% of the ultimate customers in the investor-owned segment of the industry, and represent approximately 70% of the U.S. electric power industry. The EEI Index measures performance data for over 60 U.S. investor-owned electric utilities. The performance of the companies in the Index is calculated on a noncapital weighted basis so as not to give a disproportionate emphasis to the larger companies. Listed below are the utilities in the EEI Index for 2007:

Allegheny Energy Inc.

Allete Inc.

Alliant Energy Corp

Ameren Corp.

American Electric Power Co.

Aquila Inc.

Black Hill Corp

Avista Corp.

Centerpoint Energy Inc.

Central Vermont Public Service Corp

CH Energy Corp

CLECO Corp

CMS Energy Corp

Consolidated Edison Inc.

Constellation Energy Group Inc.

Dominion Resources Inc.

DPL Inc.

DTE Energy Co.

Duke Energy Corp

Edison International

El Paso Electric Co.

Empire District Electric Co.

Energy East Corp

Entergy Corp

Exelon Corp

Great Plains Energy Inc.

Hawaiian Electric Industries Inc.

Idacorp Inc.

Integrys Energy Group

Maine and Maritimes Corp

MDU Resources Group Inc

MGE Energy Inc.

NISOURCE Inc.

Northeast Utilities

Northwester Corp.

NSTAR

Otter Tail Corp

Pepco Holdings Inc.

PG&E Corp

Pinnacle West Capital Corp.

PPL Corp

PNM Resources, Inc.

Progress Energy, Inc.

Public Service Enterprise Group, Inc.

Puget Energy Inc.

Scana Corp

Sempra Energy

Sierra Pacific Resources

Southern Co

TECO Energy Inc.

TXU Corp

UIL Holdings Corp.

UniSource Energy Corp.

Westar Energy Inc.

Xcel Energy Inc

Vectren Corp.

Wisconsin Energy Corp.

Once a long-term goal target is set based on forecast, the minimum financial performance goal is generally set at 5%-10% below target and the maximum financial performance goal is generally set at 5%-10% above target. The minimum, target and maximum performance levels of the non-financial operational goals are based upon project forecasts and schedules.

Mr. May’s long-term incentive goals were a blend of HEI and utility goals. The first goal was a utility consolidated return on average common equity vs. allowed return. The State of Hawaii Public Utilities Commission sets the “allowed return” for HECO, HELCO and MECO. This is a useful measurement for comparing the utility’s returns to the returns regulators have determined are reasonable in the last ratemaking proceeding of each respective utility.

Mr. May’s second goal was HEI annual Return on Average Common Equity. This is a useful measurement for comparing profitability of the overall HEI companies, of which the utilities are one of two key business segments.

Mr. May’s last goal, HEI Total Return to Shareholders, was a performance measure to show the return of a stock to an investor. HEI’s total return is compared to that of the EEI Index of investor-owned electric companies. It is a measure that reflects value created for shareholders in comparison with the value being generated by other companies in the electric utility industry.

Messrs. Stahlkopf, Alm, and Joaquin were the only other named executive officer participants in the 2005-2007 long-term incentive plan. They had two financial goals that were the same as Mr. May: 1) HEI Return on Average Common Equity, and 2) HEI Total Return to Shareholders. These goals are described above. These goals were applied to these HECO executives to align executive incentives with shareholder interests and shareholder value. The applicable weightings of each financial goal were lower than Mr. May’s (15% and 10%) to allow these utility executives to have more operations-focused goals. The operations-focused goals were weighted differently for each individual based on the relative responsibilities of the particular executive.

The Regulatory Compact/Energy Policy goal was a key strategic goal that aligns with HECO’s long term plan to develop and balance energy choices among energy conservation, energy efficiency and renewable energy. The specific metric for this goal was to meet or exceed the Consolidated (HECO, HELCO, MECO) Renewable Portfolio Standard (RPS) targets. The RPS is a statutory requirement that requires HECO to diversify its generation sources over time by decreasing fossil fuel sources and increasing renewable energy (i.e., wind, solar, hydro, biomass, etc.) in its generation portfolio.

The Adequate Supply of Power goal was a key strategic goal for HECO, HELCO and MECO to optimize existing generation sources with new power generation sources. The metric for this goal was to meet or exceed system planning criteria and also integrate RPS and demand-side management (DSM) goals over the plan period (2005-2007).

The Next Generating Unit goal focused on insuring that HECO meets or exceeds the 2005-2007 milestones for the next HECO generating unit, scheduled for operation in 2009.

The Energy Efficiency, Demand Side Management (DSM), Distributed Generation (DG)/Combined Heat and Power (CHP) goal was a key strategic goal. The metric for this goal was to meet or exceed DSM and DG/CHP goals in two of the three plan years (2005-2007) in a row.

The HELCO/MECO Generation goal was intended to insure that HELCO and MECO meet or exceed the 2005-2007 milestones for their generation projects: ST-7 (HELCO) and Maalaea (MECO).

The Reliable Flow of Power goal focused on the long-term improvement of HECO service reliability by preventing or shortening power interruptions. The goal is measured by the three-year average of HECO’s System Average Interruption Duration (SAID). The target goal was to achieve a three year average SAID that is 30% better (shorter) than the five year national SAID average as provided in the EEI Reliability Report, two out of the three plan years.

What are the metrics and award ranges for the 2007-2009 long-term incentive plan?

In February 2007, the HECO Board and the HEI Compensation Committee approved long-term incentive goals for the 2007-2009 period for each of the named executive officers. The award ranges, shown as a percentage of the salary midpoints, for the named executive officers are as follows:

Name	Minimum	Target	Maximum	Projected 2009 salary midpoint
T. Michael May	40%	80.0%	170%	$595,000
Tayne S. Y. Sekimura (1)	25%	37.5%	75%	233,000 (VP, Finance)
				262,000 (SVP, Finance & Admin)
Karl E. Stahlkopf	25%	37.5%	75%	314,000
Robert A. Alm	25%	37.5%	75%	262,000
Thomas L. Joaquin	25%	37.5%	75%	262,000

(1)	For the 2007-2009 long-term incentive plan, Ms. Sekimura’s salary midpoint is pro-rated with 13 months at her Financial Vice President grade and 23 months at her Senior Vice President, Finance and Administration grade.

The HECO Board and the HEI Compensation Committee established the following measures for the named executive officers:

Name	Weight	Performance Metric
T. Michael May	50%	Utility Consolidated Modified Free Cash Flow
Tayne S. Y. Sekimura	30%	Utility Consolidated Ratemaking Return on Average Common
Karl E. Stahlkopf		Equity vs Allowed Return
Robert A. Alm	20%	HEI Total Return to Shareholders vs. the EEI Index
Thomas L. Joaquin

Disclosure of the specific minimum, target and maximum performance numbers would result in competitive harm to HECO for the reasons described above with respect to the 2008 incentives. All HECO executives have the same goals in their 2007-2009 long-term incentive plan.

Utility Consolidated Modified Free Cash Flow is derived from Generally Accepted Accounting Principles and measures as follows: utility consolidated net income, plus depreciation and amortization expense, less net capital expenditures. This measure represents the cash that the utilities generate after financing their operations and the expansion of their asset bases. It excludes the change in the working capital component.

Utility Consolidated Ratemaking Return on Average Common Equity vs. Allowed Return is calculated as follows: utility consolidated net income less the effects of items not included in determining electric utility rates divided by average common equity vs. the weighted average consolidated allowed rate of return as determined at the end of the third year of the three-year performance period. Return on Average Common Equity (a ratio derived from Generally Accepted Accounting Principles measures of net income and common equity) is adjusted for items excluded for ratemaking purposes to calculate Utility Consolidated Ratemaking Return on Average Common Equity, which is a key indicator of profitability from a utility investor standpoint; a key measure of reasonable return from a regulatory standpoint; and a key measure that drives the level of net income that the utility can earn. It is a useful measurement for comparing the utility’s returns to the returns the regulators have determined are reasonable in the last ratemaking proceeding of each respective utility and encourages each utility to earn a return close to that allowed return.

The last goal, weighted at 20%, HEI Total Return to Shareholders, is a performance measure to show the return of a stock to an investor. HEI’s total return is compared to that of the EEI Index of investor-owned electric companies. It is a primary measure that reflects value created for shareholders.

The HECO Board and the HEI Compensation Committee chose the above goals to align management and shareholder interests in increasing long-term HECO earnings and shareholder value. Shareholders and customers both benefit when these goals are met.

From a historical perspective, payouts are not easy or guaranteed under the HECO long-term incentive plan. In the 2007-2009 horizon, the utility faces tough external challenges in the three-year performance period. Extraordinary leadership on the part of the named executive officers will be needed to achieve the long-term strategic objectives required for incentive payouts. The utility needs to make major capital investments in the next few years, which requires timely regulatory approval and adequate cost recovery of such investments. The HECO Board and HEI Compensation Committee believe that the long-term incentive targets set by HECO are challenging and, if HECO is successful in achieving these goals, shareholder value is expected to increase.

What are the metrics and award ranges for the 2008-2010 long-term incentive plan?

In February 2008, the HECO Board and the HEI Compensation Committee approved long-term incentive goals for the 2008-2010 period for each of the named executive officers. The award ranges, shown as a percentage of the salary midpoints, for the named executive officers are as follows:

Name	Minimum	Target	Maximum	Projected 2010 salary midpoint
T. Michael May	40%	80.0%	170%	$610,000
Tayne S.K. Sekimura (1)	25%	37.5%	75%	240,000 (Financial VP)
				269,000 (SVP, Finance & Admin)
Karl E. Stahlkopf	25%	37.5%	75%	321,000
Robert A. Alm	25%	37.5%	75%	269,000
Thomas L. Joaquin	25%	37.5%	75%	269,000

(1)	For the 2008-2010 long-term incentive plan, Ms. Sekimura’s salary midpoint is pro-rated with one month at her Financial Vice President grade and 35 months at her Senior Vice President, Finance and Administration grade.

The HEI Committee and HECO Board established the following measures for all the named executive officers:

Name	Weight	Performance Metric
T. Michael May	50%	Utility Consolidated Free Cash Flow
Tayne S.K. Sekimura	30%	Utility Consolidated Ratemaking Return on Average Common Equity
Karl E. Stahlkopf		vs Allowed Return
Robert A. Alm	20%	HEI Total Return to Shareholders vs. the EEI Index
Thomas L. Joaquin

Disclosure of the specific minimum, target and maximum performance numbers would result in competitive harm to the Company for the reasons described above with respect to the 2008 annual incentives.

All HECO named executives have the same goals in their 2008-2010 long-term incentive plan. Mr. Yeaman is also included in the 2008-2010 long-term incentive plan. His award levels are 30% (minimum), 60% (target) and 130% (maximum) and his projected salary midpoint is pro-rated with one month at his HEI Financial Vice President, Treasurer and Chief Financial Officer’s midpoint of $426,000 and 35 months at his HECO Senior Executive Vice President and Chief Operating Officer’s midpoint of $463,000. The 2008 performance metrics are the same as the 2007-2009 performance metrics, except for the calculation of the utility’s free cash flow, which in 2008 will be equal to net cash provided by operating activities less net capital expenditures and will not exclude the change in working capital component. The HECO Board and the HEI Compensation Committee approved this goal in 2008 as a measurement of the cash flow of the utility. It is more commonly used than modified free cash flow.

The second goal, weighted at 30%, is the Utility Consolidated Ratemaking Return on Average Common Equity vs. Allowed Return. The performance measure of this goal will be comparing in each of the three years the relationship between HECO’s actual consolidated ratemaking return on average common equity and the weighted average consolidated rate of return found reasonable in the utilities’ most recent rate case decisions less 50 basis points. The last goal, weighted at 20%, is HEI Total Return to Shareholders. See “What are the goals and award ranges for the 2007-2009 long-term incentive plan?” for a further description of HEI Total Return to Shareholders goal.

From a historical perspective, payouts are not easy or guaranteed under the HECO long-term incentive plan. In the 2008-2010 horizon, as with the 2007-2009 performance period, the HECO Board and the HEI Compensation Committee believe that the long-term incentive targets set for the HECO named executive officers are challenging.

How does HECO award stock and options to executive officers?

HECO provides stock awards to executives to strengthen the linkage between executive interests and increasing shareholder value. The long-term incentive awards described above are performance based and paid partially in stock. Other stock awards granted to the executives increase the total long-term compensation opportunities of the executives. The HECO Board and the HEI Compensation Committee determines the number of shares awarded in time-vesting stock grants, versus the shares that are performance-based under the long-term incentive plan, in consultation with Towers Perrin, considering peer practices.

Under the 1987 Stock Option and Incentive Plan, as amended, effective January 22, 2008, HECO may grant nonqualified stock options, incentive stock options, restricted stock, stock appreciation rights, stock payments and dividend equivalents. Before 2006, HECO typically granted equity awards in the form of nonqualified stock options and stock appreciation rights with dividend equivalents. Section 409A of the Internal Revenue Code, enacted in 2004, caused a change in the way that dividend equivalents are paid to executives. As a result, since 2006, HECO has been utilizing grants of restricted stock to represent an increasingly prevalent long-term incentive approach to equity-based compensation. Quarterly dividends on the restricted stock shares are paid in cash to the executives during the vesting period.

On April 12, 2007, the named executive officers received restricted shares of HEI Common Stock that will cliff vest four years from the grant date, meaning that they will all vest at once at the end of four years. The number of shares granted to each named executive officer by the HEI Compensation Committee reflects competitive peer practices for the particular executive position and were based on recommendations by Towers Perrin. See “2007 Grants of Plan-Based Awards” table below.

What perquisites do executive officers have?

HECO executive perquisites are limited. During 2007, the named executive officers were eligible for an automobile and gas allowance or use of a HECO-owned vehicle, business parking, club memberships, business-related recreational expenses and voluntary annual physical exams. HECO reimburses Mr. May for his spouse’s travel expenses when his spouse accompanies him to other meetings where spouse attendance is required or expected. The reimbursement is imputed as taxable income to Mr. May. In 2007, HECO allowed Mr. May, as well as utility subsidiary presidents, to take an indeterminate number of vacation days, consistent with the heavy workload demands of their positions. Effective January 1, 2008, HECO, HELCO and MECO have changed this practice and utility executives will receive vacation benefits consistent with the standard vacation policy of their respective companies. The HEI President and Chief Executive Officer has the discretion to approve exceptions for individual executives of the utilities of up to a total of four weeks of vacation (including the vacation benefits for the year under the standard vacation policy) and to waive any waiting period. In 2007, HECO provided Mr. Stahlkopf with four weeks of vacation, which is one week more of vacation than other HECO employees with the same number of years of service as Mr. Stahlkopf would be entitled to take.

Do executive officers have change-in-control agreements?

Mr. May is the only HECO named executive officer who is a party to a change-in-control agreement. Mr. Yeaman is also a party to such an agreement. The information required under this item is incorporated by reference to the sections related to change-in-control agreements in the HEI 2008 Proxy Statement.

In 2007, no payments or benefits were paid under the change-in-control agreements to HECO named executive officers.

Do executive officers have executive death benefits?

HECO provides all named executive officers with death benefits payable to their beneficiaries upon the executive’s death under the Executive Death Benefit Plan of HEI and Participating Subsidiaries. The plan provides death benefits equal to two times the executive’s base salary if the executive dies while actively employed or, if disabled, dies prior to age 65. The plan provides death benefits equal to the executive’s base salary if the executive dies after retirement. Death benefits are grossed up by the amount necessary to pay income taxes on the grossed up benefit amount.

What retirement benefits do executive officers have?

Qualified Plans

HEI Retirement Plan. All regular employees of HECO (including the named executive officers) participate in the Retirement Plan for Employees of HEI and Participating Subsidiaries (HEI Retirement Plan), a noncontributory, qualified defined benefit pension plan. Retirement benefits under the plan are based on a formula calculated as a percentage of years of service (up to a maximum of 67%) multiplied by final average base salary as defined under the plan. Early retirement benefits are available for participants who meet the age and service requirements, starting at age 50, with 15 years of service, and benefits are reduced for participants who retire prior to age 60. Benefits are vested when a participant completes five years of service or attains age 65.

Nonqualified Plans

HEI Excess Pay Plan. HECO has also adopted the HEI Excess Pay Supplemental Executive Retirement Plan (HEI Excess Pay Plan), a noncontributory, nonqualified plan, to make up for the portion of benefits that cannot be paid from the HEI Retirement Plan due to Internal Revenue Code limits. Under the Internal Revenue Code, the amount of annual compensation for purposes of calculating benefits payable from qualified plans such as the HEI Retirement Plan is limited (to $225,000 in 2007). The HEI Excess Pay Plan provides the excess benefits so that highly compensated employees may have a similar percentage of their base salary included in calculating retirement benefits as other employees who are not subject to these limits. As of December 31, 2007, Ms. Sekimura and Messrs. Stahlkopf, Alm and Joaquin participate in and are eligible for pension benefits under the HEI Excess Pay Plan. Mr. May is not a participant in the HEI Excess Pay Plan.

HEI Supplemental Executive Retirement Plan. The information required under this item is incorporated by reference to the sections related to the HEI Supplemental Executive Retirement Plan in the HEI 2008 Proxy Statement. The only HECO named executive officer participating in this plan is Mr. May.

Retirement benefits under these plans specific to the named executive officers are discussed in further detail in the Pension Benefits table and related notes below.

Summary Compensation Table

The following summary compensation table shows the base salary, annual bonus, stock awards, option awards, non-equity incentive compensation, change in pension value and nonqualified deferred compensation earnings, and all other compensation and benefits earned by the HECO named executive officers during 2006 and 2007. All compensation amounts presented for T. Michael May are the same amounts that will be presented in the HEI 2008 Proxy Statement.

SUMMARY COMPENSATION TABLE

Name and 2007 Principal Positions	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($) (6)	Total ($)
T. Michael May	2007	590,650	—	88,427	84,562	—	—	28,757	792,396
President and Chief Executive Officer	2006	571,334	—	36,955	144,312	—	389,129	21,317	1,163,047

Tayne S. Y. Sekimura	2007	232,377	—	2,304	8,910	—	113,353	12,697	369,641
Financial Vice President and Chief Financial Officer	2006	214,700	—	—	8,890	—	90,136	14,446	328,172

Karl E. Stahlkopf	2007	332,500	—	14,000	11,705	130,375	122,937	14,520	626,037
Senior Vice President-Energy Solutions and Chief Technology Officer	2006	322,833	—	28,176	18,615	18,125	85,571	14,652	487,972

Robert A. Alm	2007	284,900	—	4,608	11,865	84,038	119,462	15,899	520,772
Senior Vice President-Public Affairs	2006	273,967	—	—	46,394	15,125	96,312	17,303	449,101

Thomas L. Joaquin	2007	291,700	—	4,608	11,865	59,138	44,350	16,138	427,799
Senior Vice President-Operations	2006	280,666	—	—	21,295	15,125	129,864	14,389	461,339

(1)	No discretionary bonuses without pre-established goals were given to HECO named executive officers in 2007 or 2006.
(2)	Represents recognition of stock expense in the Company’s financial statements, without reduction for forfeitures, for restricted stock awards. For a discussion of the assumptions underlying the amounts set out for restricted stock, see Note 9 to HEI’s Consolidated Financial Statements.
(3)	Represents recognition of option expense in the Company’s financial statements, without reduction for forfeitures, for nonqualified stock options with dividend equivalents granted in 2002 and 2003 and stock appreciation rights with dividend equivalents granted in 2004 and 2005. For a discussion of the assumptions underlying the amounts set out for option awards, see Note 9 to HEI’s Consolidated Financial Statements.
(4)	No annual Executive Incentive Compensation Plan awards were earned by the HECO named executive officers in 2007 or 2006. Long-term incentive plan awards are determined in the first quarter of each year for the three-year cycle ending on December 31 of the previous calendar year. Mr. Stahlkopf, Mr. Alm and Mr. Joaquin achieved long-term incentive plan awards in 2007 and 2006.
(5)	The 2007 amounts represent the change in pension and executive death benefit values from December 31, 2006 to December 31, 2007. The 2006 amounts represent the change in pension and executive death benefit values from December 31, 2005 to December 31, 2006. No HECO named executive officer currently participates in the HEI Nonqualified Deferred Compensation Plan. The aggregate increases and decreases in value of Mr. May’s individual pension and executive death benefit plans resulted in a negative change in pension value for 2007 and is not included in Mr. May’s change in pension value above. For a further discussion of these plans, see the Pension Benefits table and related notes below.
(6)	Represents total perquisites for 2007 and 2006. In 2007, Mr. May received an automobile and gas allowance, business parking, club membership and spousal travel expenses. Ms. Sekimura received an automobile and gas allowance, and business parking. Messrs. Stahlkopf, Alm, and Joaquin each received an automobile and gas allowance or used a company owned vehicle, business parking and club memberships. Mr. Alm also received a physical exam (voluntary).

One of the purposes of the stock awards is retention and there are no conditions to vesting other than the 4-year cliff vesting period.

Grants of Plan-Based Awards

The following table relates to awards to the HECO named executive officers in 2007 under the annual Executive Incentive Compensation Plan tied to performance for 2007 and under the Long-Term Incentive Plan tied to performance over the 2007-2009 period. Also shown are the restricted stock awards granted under the Stock Option and Incentive Plan in 2007.

2007 GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
T. Michael May	2/20/07 EICP	169,800	339,600	679,200	—	—	—	—	—	—	—
	2/20/07 LTIP	238,000	476,000	1,011,500	—	—	—	—	—	—	—
	4/12/07 RS	NA	NA	NA	NA	NA	NA	8,000	NA	NA	208,160
Tayne S. Y. Sekimura	2/20/07 EICP	28,860	55,500	84,360	—	—	—	—	—	—	—
	2/20/07 LTIP	58,250	87,375	174,750	—	—	—	—	—	—	—
	4/12/07 RS	NA	NA	NA	NA	NA	NA	500	NA	NA	13,010
Karl E. Stahlkopf	2/20/07 EICP	44,700	89,400	134,100	—	—	—	—	—	—	—
	2/20/07 LTIP	78,250	117,375	234,750	—	—	—	—	—	—	—
	4/12/07 RS	NA	NA	NA	NA	NA	NA	1,000	NA	NA	26,020
Robert A. Alm	2/20/07 EICP	37,350	74,700	112,050	—	—	—	—	—	—	—
	2/20/07 LTIP	65,500	98,250	196,500	—	—	—	—	—	—	—
	4/12/07 RS	NA	NA	NA	NA	NA	NA	1,000	NA	NA	26,020
Thomas L. Joaquin	2/20/07 EICP	37,350	74,700	112,050	—	—	—	—	—	—	—
	2/20/07 LTIP	65,500	98,250	196,500	—	—	—	—	—	—	—
	4/12/07 RS	NA	NA	NA	NA	NA	NA	1,000	NA	NA	26,020

NA Not applicable

EICP Executive Incentive Compensation Plan (annual incentive)

LTIP Long-Term Incentive Plan (2007-2009 period)

RS Restricted stock

One of the purposes of the stock awards is retention and there are no conditions to vesting other than the 4-year cliff vesting period.

(1)	Includes awards, respectively, under HEI’s 2007 annual Executive Incentive Compensation Plan and 2007-2009 Long-Term Incentive Plan based on meeting performance goals at threshold, target and maximum levels. See further discussion of the features of the awards in the Compensation Discussion and Analysis above.
(2)	Represents shares of restricted stock that vest 100% after the four-year vesting period, with no incremental vesting. Dividends are payable on the shares prior to and after vesting.
(3)	Grant date fair value is based on the closing price of HEI Common Stock on the New York Stock Exchange on the date of grant.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR-END

	Option Awards (1)						Stock Awards (2)
									Equity Incentive Plan Awards
		Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Shares or Units of Stock That Have Not Vested		Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
Name	Grant Year	Exerciseable (#)	Unexerciseable (#)				Number (#)	Market Value ($)(3)
T. Michael May	2002	40,000	—	—	21.68	4/22/12	—	—	—	—
	2002 DE	6,388	—	—	—	4/22/12	—	—	—	—
	2003	50,000	—	—	20.49	4/21/13	—	—	—	—
	2003 DE	5,452	—	—	—	4/21/13	—	—	—	—
	2004	37,500	12,500	—	26.02	4/19/14	—	—	—	—
	2004 DE	3,477	1,159	—	—	4/19/14	—	—	—	—
	2005	—	50,000	—	26.18	4/07/15	—	—	—	—
	2005 DE	—	2,706	—	—	4/07/15	—	—	—	—
	2006	NA	NA	NA	NA	NA	8,000	182,160	—	—
	2007	NA	NA	NA	NA	NA	8,000	182,160	—	—

	Total	142,817	66,365	—			16,000	364,320	—	—

Tayne S. Y. Sekimura	2005	—	6,000	—	26.18	4/07/15	—	—	—	—
	2005 DE	—	859	—	—	4/07/15	—	—	—	—
	2006	NA	NA	NA	NA	NA	—	—	—	—
	2007	NA	NA	NA	NA	NA	500	11,385	—	—

	Total	–	6,859	—			500	11,385	—	—

Karl E. Stahlkopf	2003	3,000	—	—	20.49	4/21/13	—	—	—	—
	2003 DE	108	—	—	—	4/21/13	—	—	—	—
	2005	—	12,000	—	26.18	4/07/15	—	—	—	—
	2005 DE	—	650	—	—	4/07/15	—	—	—	—
	2006	NA	NA	NA	NA	NA	—	—	—	—
	2007	NA	NA	NA	NA	NA	1,000	22,770	—	—

	Total	3,108	12,650	—			1,000	22,770	—	—

Robert A. Alm	2003	12,000	—	—	20.49	4/21/13	—	—	—	—
	2003 DE	447	—	—	—	4/21/13	—	—	—	—
	2005	—	12,000	—	26.18	4/07/15	—	—	—	—
	2005 DE	—	655	—	—	4/07/15	—	—	—	—
	2006	NA	NA	NA	NA	NA	—	—	—	—
	2007	NA	NA	NA	NA	NA	1,000	22,770	—	—

	Total	12,447	12,655	—			1,000	22,770	—	—

Thomas L. Joaquin	2001	1,500	—	—	17.96	4/23/11	—	—	—	—
	2001 DE	353	—	—	—	4/23/11	—	—	—	—
	2003	12,000	—	—	20.49	4/21/13	—	—	—	—
	2003 DE	1,309	—	—	—	4/21/13	—	—	—	—
	2005	—	12,000	—	26.18	4/07/15	—	—	—	—
	2005 DE	—	650	—	—	4/07/15	—	—	—	—
	2006	NA	NA	NA	NA	NA	—	—	—	—
	2007	NA	NA	NA	NA	NA	1,000	22,770	—	—

	Total	15,162	12,650	—			1,000	22,770	—	—

NA Not applicable

DE Dividend equivalents

All information presented has been adjusted for the 2-for-1 stock split in June 2004.

(1)	Amounts shown in the table for grant years 2002 and 2003 relate to nonqualified stock options and for 2004 and 2005 relate to stock appreciation rights. For option awards, the 2003 nonqualified stock options vest in 25% annual installments and are fully vested four years after the date of grant. The 2004 stock appreciation rights grant vests in 25% annual installments and will be fully vested on April 19, 2008 and the 2005 stock appreciation rights grant vests on a cliff basis on April 7, 2009, following a four year vesting period.
(2)	Mr. May’s 2006 restricted stock award becomes unrestricted on May 13, 2010. The 2007 restricted stock award becomes unrestricted on April 12, 2011 for the HECO named executive officers.
(3)	Market value is based upon the closing price of HEI Common Stock on the New York Stock Exchange of $22.77 as of December 31, 2007.

Option Exercises and Stock Vested

2007 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($) (2)	Number of Shares Acquired on Vesting (#) (3)	Value Realized on Vesting ($) (3)
T. Michael May	19,669	288,486	—	—

Tayne S. Y. Sekimura	—	—	—	—

Karl E. Stahlkopf	637	16,647	6,000	158,700

Robert A. Alm	2,531	66,181	—	—

Thomas L. Joaquin	1,188	31,062	—	—

(1)	Includes shares paid with respect to dividend equivalents due to changes made to the provisions for the award of dividend equivalents in light of Section 409A of the Internal Revenue Code: Mr. May, 8,072 shares; Mr. Stahlkopf, 637 shares; Mr. Alm, 2,531 shares; and Mr. Joaquin, 1,188 shares. Also includes Mr. May’s exercise of 10,000 nonqualified stock options and 1,597 accompanying dividend equivalents.
(2)	Includes the value realized on shares acquired with respect to dividend equivalents due to changes made to the provisions for the award of dividend equivalents in light of Section 409A of the Internal Revenue Code: Mr. May, $211,071; Mr. Stahlkopf, $16,647; Mr. Alm, $66,181; and Mr. Joaquin, $31,062. Also includes Mr. May’s value realized on exercise of nonqualified stock options and accompanying dividend equivalents of $77,415.
(3)	For stock awards, Mr. Stahlkopf’s 2002 restricted stock award became unrestricted on April 30, 2007. The value realized on vesting is based upon the average high-low market price of HEI Common Stock on the New York Stock Exchange of $26.45 on April 30, 2007.

Pension Benefits

The table below shows the present value as of December 31, 2007 of accumulated benefits for each of the named executive officers and the number of years of service credited to each such executive under the applicable pension plan and executive death benefit plan, determined using interest rate, mortality rate, and other assumptions set out below, which are consistent with those used in the Company’s financial statements (see Note 8 to HEI’s Consolidated Financial Statements):

2007 PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($) (5)	Payments During the Last Fiscal Year ($)
T. Michael May	HEI Retirement Plan (1)	15.9	946,433	—
	HEI Supplemental Executive Retirement Plan (2)	15.9	1,773,175	—
	HEI Executive Death Benefit (4)	NA	361,758	—
Tayne S. Y. Sekimura	HEI Retirement Plan (1)	16.6	436,328	—
	HEI Excess Pay Plan (3)	16.6	1,401	—
	HEI Executive Death Benefit (4)	NA	37,438	—
Karl E. Stahlkopf	HEI Retirement Plan (1)	5.7	297,541	—
	HEI Excess Pay Plan (3)	5.7	142,405	—
	HEI Executive Death Benefit (4)	NA	264,508	—
Robert A. Alm	HEI Retirement Plan (1)	6.5	327,241	—
	HEI Excess Pay Plan (3)	6.5	82,881	—
	HEI Executive Death Benefit (4)	NA	132,110	—
Thomas L. Joaquin	HEI Retirement Plan (1)	34.8	1,714,735	—
	HEI Excess Pay Plan (3)	34.8	486,147	—
	HEI Executive Death Benefit (4)	NA	211,958	—

NA Not applicable

(1)

Normal retirement benefits under the HEI Retirement Plan are calculated based on a formula of 2.04% x Credited Service (maximum 67%) x Final Average Pay (average monthly base salary for highest thirty-six consecutive months out of the last ten years). Credited service is generally the same as the years of service with the Company or other participating companies (Hawaiian Electric Industries, Inc., Maui Electric Company, Ltd., and Hawaii Electric Light Co., Inc.). Additional credited service of up to eight months is used to calculate benefits for participants who retire at age 55 or later with respect to unused sick leave from the current year and prior two years. Credited service is also granted to disabled participants who are vested at the time of disability for the period of disability. The normal form of benefit is a joint and 50% survivor annuity for married participants and a single life annuity for unmarried participants. Other actuarially equivalent optional forms of benefit are also available. Participants who qualify to receive benefits immediately upon termination may also elect a single sum distribution of up to $50,000 with the remaining benefit payable as an annuity. At early retirement, the single sum distribution option is not actuarially equivalent to the other forms of benefit. Retirement benefits are increased by an amount equal to three percent (3%) of the initial benefit every twenty-four months following retirement. The plan provides benefits at early retirement (prior to age 65), normal retirement (age 65), deferred retirement (over age 65) and death. Early retirement benefits are available for participants who meet the age and service requirements at ages 50-64. Early retirement benefits are reduced for participants who retire prior to age 60, based on the participant’s age at the early retirement date. The accrued normal retirement benefit is reduced by an applicable percentage, which ranges from 30% for early retirement at age 50 to 1% at age 59. Accrued or earned benefits are not reduced for eligible employees who retire at age

60 and above. Messrs. May, Alm, and Joaquin are eligible for early retirement benefits and Mr. Stahlkopf is eligible for deferred retirement benefits under the HEI Retirement Plan. Accrued benefits for Ms. Sekimura are vested and her earliest retirement date is August 1, 2012, when she will meet the age and service requirements for early retirement under the plan, assuming continued employment.

(2)	Benefits under the HEI Supplemental Executive Retirement Plan are determined based on a formula of 2.04% x Credited Service (maximum 60%) x Final Average Compensation (average monthly base salary plus annual executive incentive awards for the three highest calendar years out of the last sixty months prior to retirement). Benefits are reduced by benefits payable by the HEI Retirement Plan, social security and any other pension plan provided by HEI, and will not be less than the benefit that would be payable under the HEI Retirement Plan before any Internal Revenue Code limits. Early retirement and death benefits similar to the HEI Retirement Plan are available in the HEI Supplemental Executive Retirement Plan. Mr. May participates in the HEI Supplemental Executive Retirement Plan and is eligible for early retirement benefits under the plan as of December 31, 2007.
(3)	Benefits under the HEI Excess Pay Plan are determined using the same formula as the HEI Retirement Plan, but are not subject to the Internal Revenue Code limits on the amount of annual compensation that can be used for calculating benefits under qualified retirement plans ($225,000 in 2007). Benefits payable under the HEI Excess Pay Plan are reduced by the benefit payable from the HEI Retirement Plan. Early retirement, death benefits and vesting provisions are similar to the HEI Retirement Plan. All of the HECO named executive officers other than Mr. May participate in the HEI Excess Pay Plan and, as of December 31, 2007, Mr. Alm and Mr. Joaquin are eligible for early retirement benefits, and Mr. Stahlkopf is eligible for deferred retirement benefits under the HEI Excess Pay Plan immediately upon termination of employment. Accrued benefits for Ms. Sekimura are vested under the HEI Excess Pay Plan and her earliest retirement date is August 1, 2012, when she will meet the age and service requirements for early retirement under the plan, assuming continued employment.
(4)	All HECO named executive officers are covered by the Executive Death Benefit Plan of HEI and Participating Subsidiaries. The plan provides death benefits for participants who terminate after qualifying for immediate commencement of retirement benefits under the HEI Retirement Plan. All of the HECO named executive officers except for Ms. Sekimura are eligible for early or deferred retirement benefits under the HEI Retirement Plan as of December 31, 2007. Upon the participant’s death following retirement, the benefit payable to the designated beneficiary is equal to one times the participant’s base salary prior to retirement, divided by one minus the highest marginal rate of federal income tax on such benefits.
(5)	The present value of accumulated benefits for the HECO named executive officers included in the Pension Benefits table was determined based on the following:

Methodology The benefits are calculated as of December 31, 2007 based on the service and pay of the HECO named executive officer as of such date.

Assumptions

(a)	Discount Rate – The discount rate is the interest rate used to discount future benefit payments in order to reflect the time value of money. The discount rate used in the present value calculations is 6.125% as of December 31, 2007.
(b)	Mortality Table – The mortality table is used to discount future pension benefit payments in order to reflect the probability of survival to any given future date. For all benefits, mortality is applied post-retirement only.
(c)	Retirement Age – Each HECO named executive officer is assumed to remain in active employment until, and assumed to retire at, the earliest age when unreduced pension benefits would be payable, but no earlier than attained age as of December 31, 2007.
(d)	Pre-Retirement Decrements – Pre-retirement decrements refer to events that could occur between the measurement date and the retirement age (such as withdrawal, early retirement, and death) that would impact the present value of benefits. No pre-retirement decrements are assumed in the calculation of pension benefit table present values, although decrements are assumed for financial statement purposes.
(e)	Unused Sick Leave – Each HECO named executive officer is assumed to accumulate unused sick leave hours of 1,160 at retirement age.

Nonqualified Deferred Compensation

HECO named executive officers may elect to participate in the HEI Executives’ Deferred Compensation Plan dated February 1, 1985, as amended, which allows an executive to defer compensation from the Company for annual and long-term performance awards. HECO incorporates by reference the description of this plan in the HEI 2008 Proxy Statement. No HECO named executive officer is currently participating in this plan.

Potential Payments Upon Termination or Change-in-Control

The tables below reflect the amount of potential payments to each named executive officer in the event of retirement, voluntary termination, termination for cause, termination without cause, and termination following a change in control, assuming termination occurred on December 31, 2007. Named executive officers may receive retirement benefits at the time of these events, depending on whether they qualify for retirement at the time of termination. The amounts listed are estimates; actual amounts to be paid would depend on the actual date of termination and circumstances existing at that time. Other post-employment benefits, including retiree medical, dental, group life insurance and severance benefits are not listed because they are available to all employees on a non-discriminatory basis.

Termination Summary Payment Table

Name/ Benefit Plan or Program	Retirement on 12/31/07 ($) (1)	Voluntary Termination on 12/31/07 ($)	Termination for Cause on 12/31/07 ($) (2)	Termination without Cause on 12/31/07 ($)	Termination for Change-in- Control on 12/31/07 ($) (3)
T. Michael May
Long-Term Incentive Plan (4)	332,053	332,053	—	332,053	332,053
Executive Incentive Compensation Plan (5)	—	—	—	—	—
Stock Appreciation Rights (6)	—	—	—	—	—
Restricted Stock (7)	—	—	—	108,468	364,320
Change-in-Control Agreement	NA	NA	NA	NA	3,445,527

TOTAL	332,053	332,053	—	440,521	4,141,900

Tayne S. Y. Sekimura
Long-Term Incentive Plan (4)	27,750	27,750	NA	27,750	27,750
Executive Incentive Compensation Plan (5)	—	—	—	—	—
Stock Appreciation Rights (6)	—	—	—	—	—
Restricted Stock (7)	—	—	—	2,016	11,385
Change-in-Control Agreement	NA	NA	NA	NA	NA

TOTAL	27,750	27,750	—	29,766	39,135

Karl E. Stahlkopf
Long-Term Incentive Plan (4)	81,950	81,950	—	81,950	81,950
Executive Incentive Compensation Plan (5)	—	—	—	—	—
Stock Appreciation Rights (6)	—	—	—	—	—
Restricted Stock (7)	—	—	—	4,032	22,770
Change-in-Control Agreement	NA	NA	NA	NA	NA

TOTAL	81,950	81,950	—	85,982	104,720

Robert A. Alm
Long-Term Incentive Plan (4)	68,475	68,475	—	68,475	68,475
Executive Incentive Compensation Plan (5)	—	—	—	—	—
Stock Appreciation Rights (6)	—	—	—	—	—
Restricted Stock (7)	—	—	—	4,032	22,770
Change-in-Control Agreement	NA	NA	NA	NA	NA

TOTAL	68,475	68,475	—	72,507	91,245

Thomas L. Joaquin
Long-Term Incentive Plan (4)	68,475	68,475	—	68,475	68,475
Executive Incentive Compensation Plan (5)	—	—	—	—	—
Stock Appreciation Rights (6)	—	—	—	—	—
Restricted Stock (7)	—	—	—	4,032	22,770
Change-in-Control Agreement	NA	NA	NA	NA	NA

TOTAL	68,475	68,475	—	72,507	91,245

NA Not applicable

Note: All stock-based award amounts were valued using the 2007 year-end closing price of HEI Common Stock of $22.77 per share. Other benefits that are available to all employees on a non-discriminatory basis and perquisites aggregating less than $10,000 in value have not been listed.

(1)	Retirement Payments & Benefits. In addition to the payments presented above, retired executives are entitled to receive their vested retirement benefits under all termination scenarios. See Pension Benefits table and related notes above.
(2)	Termination for Cause Payments & Benefits. If the executive is terminated for cause, he or she could lose any annual or long-term incentives based upon the Compensation Committee’s right to amend, suspend or terminate the incentive awards or any portion of it at any time. “Cause” is defined under the applicable agreements, but generally means willful or intentional conduct that injures the Company such as fraud, a violation of law or Company policy or willful failure to substantially perform Company duties. Termination for cause results in the expiration of all vested nonqualified stock options and stock appreciation rights and its related dividend equivalents. Unvested stock appreciation rights and its related dividend equivalents and unvested restricted stock would be forfeited. The executive’s participation in the change-in-control agreement would also end.
(3)	Change-in-Control Payments & Benefits. Maximum lump sum payment consisting of 2.99 times the executive’s five-year annual average Internal Revenue Service Form W-2 wages prior to the change-in-control, less additional outplacement fees and benefits, and other accelerated vesting benefits as described below in notes 4 through 7. The executive may also receive benefits and perquisites for two years after the change-in-control, but these would be limited if the payments jeopardize the qualified tax status of any benefit plan. The executive would also receive outplacement service fees, not to exceed 30% of base annual salary at the time of the change-in-control. Of the HECO named executive officers, only Mr. May is a party to a change-in-control agreement with HEI.
(4)	For all termination scenarios, except for termination for cause (see note 2 above), executives would continue to participate in each on-going long-term incentive plan cycle at a pro-rated amount, provided there has been a minimum service of twelve months during the 36 month performance period, with payment to be made at the end of the three-year cycle if performance goals are achieved, using the salary midpoint at the time of termination. The amounts shown in the table are estimates at target range for goals achievable for all applicable plan years, pro-rated based upon service through December 31, 2007; actual payouts would depend upon performance achieved at the end of the plan cycle.
(5)	For all termination scenarios, except for termination for cause (see note 2 above), executives would continue to participate in the annual incentive compensation plan at a pro-rated amount, provided there has been a minimum service of nine months during the annual performance period, with payment to be made at the end of the annual incentive plan cycle if performance goals are achieved, using the salary midpoint at the time of termination. At December 31, 2007, it was determined that the annual incentive compensation plan goals were not met and accordingly, the amounts shown in the table above are zero.
(6)	The vesting of unvested stock appreciation rights, including related dividend equivalents (accrued to date), would be accelerated upon termination due to retirement or change in control. All vested shares must be exercised within a period of three years from the retirement date, or within one year from date of termination under a change-in-control, or in any event within the original grant term, whichever ends first.

Voluntary termination, termination for cause and termination without cause results in forfeiture of unvested stock appreciation rights, including related dividend equivalents. Vested nonqualified stock options and stock appreciation rights and related dividend equivalents must be exercised within a period of one year from the date of termination or within the original grant term, whichever ends first (other than upon termination for cause). Termination for cause results in the expiration of all vested and unvested nonqualified stock options and stock appreciation rights and related dividend equivalents. As of December 31, 2007, all stock options were fully vested.

The amount that would be shown in the table above, if applicable, would be the intrinsic “spread” value of the vested award. The stock appreciation rights had no intrinsic value as of December 31, 2007 because the exercise price was greater than the 2007 year-end closing price.

(7)	Restricted stock vests at a pro-rated amount (based on service to date compared to the original vesting period) upon termination without cause and becomes fully vested upon a change-in-control. For all other termination events, the unvested restricted stock is forfeited. The amount shown is based on the year-end closing price of vested shares.

Director compensation

HECO believes that a competitive package is necessary to attract and retain individuals with the talent needed for the challenging role of serving as a director on the board of a regulated electric utility. Based on the recommendations of the HEI Compensation Committee, HECO chooses to compensate nonemployee directors using a mix of cash and HEI common stock to allow for an appropriate level of compensation for services, including a level of stock awards that will align the interests of HECO directors with HEI shareholders. Only nonemployee directors are compensated for their service as directors.

The HEI Compensation Committee has the responsibility for recommending nonemployee director compensation to the HEI Board. In 2007, the HEI Compensation Committee asked Towers Perrin to conduct a review of nonemployee director compensation practices. Towers Perrin assessed the structures of HEI’s nonemployee director compensation program and its value compared to competitive market practices of financial services and utility peer companies, similar to those used in its executive compensation review. The April 2007 analysis took into consideration the duties, scope of role and responsibilities of the HEI corporate and subsidiary board members, in addition to HECO’s regulatory structure. The Committee reviewed the analysis in determining its recommendations to the HEI Board concerning the appropriate nonemployee director compensation, including cash retainers, stock awards, and meeting fees. In its meeting on May 3, 2007, the HEI Board approved the HEI Compensation Committee’s recommendations on director compensation made at its meeting held on April 30, 2007 and the HECO Board ratified the actions of the HEI Board at its meeting on June 12, 2007.

Only nonemployee directors receive compensation for their service as directors. Compensation is paid in the form of a cash retainer and an HEI stock grant. David C. Cole, Timothy E. Johns, Bert A. Kobayashi, Jr., David M. Nakada, and Anne M. Takabuki are the nonemployee directors of HECO who are not also directors of HEI. Thomas B. Fargo, Kelvin H. Taketa, Barry K. Taniguchi, and Jeffrey N. Watanabe are nonemployee directors of HECO, who are also directors of HEI and they receive only a cash retainer from HECO and they received a stock grant for their services as HEI directors.

Stock awards. HECO nonemployee directors who are not also on the HEI Board receive 1,000 shares of HEI Common Stock, which is granted annually for the purpose of further aligning directors’ and shareholders’ interests in improving shareholder value. A one-time grant of 1,000 shares is also given to newly elected or appointed HECO directors. For fiscal year 2007, each of the HECO nonemployee directors who are not also on the HEI board received 1,000 shares of HEI Common Stock. Stock grants to newly elected or appointed directors are given as soon as practical after the election of such directors. Stock grants to existing directors are given during the quarter of HEI’s annual meeting.

Cash retainers. The following is the retainer schedule for nonemployee directors of HECO and subsidiary companies paid in quarterly installments, effective beginning the second quarter of 2007 and pro-rated for service thereafter. Nonemployee directors of HECO who also serve as directors on the HEI and subsidiary company boards receive fees for service on such boards or committee as indicated below.

HECO Director	$25,000
HECO Audit Committee Chair	10,000
HECO Audit Committee Member	4,000
HELCO Director	8.000
MECO Director	8,000

At its meeting on January 22, 2008, the HEI Board approved the Compensation Committee’s recommendation that the $8,000 per year retainer to HELCO and MECO directors (currently Ms. Takabuki and Mr. Taniguchi) be discontinued. Effective January 22, 2008, HELCO and MECO directors will receive a meeting fee of $500 per meeting. In addition, the HEI Board also approved additional meeting fees of $750 per meeting earned by a director who is a member of the Audit Committee after attending a minimum of eight Audit Committee meetings during the calendar year.

Nonemployee directors may elect to participate in the HEI Nonemployee Directors’ Deferred Compensation Plan dated September 9, 1980, as amended, which allows any non-employee director to defer compensation from HEI or its participating subsidiaries for service as a director. No HECO director is currently participating in this plan. Directors, at their election and at their cost, may also participate in the group employee medical, vision and dental plans available to all HECO employees. No HECO director participated in the program during 2007.

Information concerning the directors of HECO who are also directors of HEI, including Admiral Fargo, Mr. Taketa, Mr. Taniguchi, and Mr. Watanabe is set forth in the sections of the HEI 2008 Proxy Statement that are incorporated herein by reference.

2007 DIRECTOR COMPENSATION TABLE

The following director compensation table shows annual and long-term compensation paid or granted to the HECO Board of Directors for 2007:

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)		Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Barry K. Taniguchi	49,750	—	*	NA	NA	NA	—	49,750
Chairman Audit Committee

David C. Cole	23,750	23,700		NA	NA	NA	—	47,450

Thomas B. Fargo	27,750	—	*	NA	NA	NA	—	27,750

Timothy E. Johns	27,750	23,700		NA	NA	NA	—	51,450

Bert A. Kobayashi, Jr.	23,750	23,700		NA	NA	NA	—	47,450

David M. Nakada	23,750	23,700		NA	NA	NA	—	47,450

James K. Scott	23,750	—	*	NA	NA	NA	—	23,750
Resigned February 2008

Anne M. Takabuki	43,750	23,700		NA	NA	NA	—	67,450

Kelvin H. Taketa	23,750	—	*	NA	NA	NA	—	23,750

Jeffrey N. Watanabe	—	—	*	NA	NA	NA	—	—
Elected February 2008

NA Not applicable

(1)	See detail of cash retainers for board and committee service below.
(2)	Represents the value of unrestricted HEI Common Stock determined by reference to the average of the high and low sales prices of $23.70 per share on the New York Stock Exchange on the date of issuance. Each of the HECO nonemployee directors, who are not also on the HEI Board, received an annual grant in June 2007 of 1,000 shares of Common Stock with a fair value of $23,700. HECO directors do not receive any HEI restricted stock or stock option awards.
*	Also an HEI director who received an HEI stock retainer, but no additional stock retainer for HECO service. Information concerning the stock retainer available to HECO directors who are also HEI directors is incorporated herein by reference to the information relating to director compensation in the HEI 2008 Proxy Statement.

Details of cash retainers for HECO Board and committee service are noted below:

Name	HECO Board Retainer ($)	HECO Audit Committee Retainer ($)	HELCO Board Retainer ($)	MECO Board Retainer ($)	Fees Earned or Paid in Cash ($)
Barry K. Taniguchi	23,750	10,000	8,000	8,000	49,750

David C. Cole	23,750	—	—	—	23,750

Thomas B. Fargo	23,750	4,000	—	—	27,750

Timothy E. Johns	23,750	4,000	—	—	27,750

Bert A. Kobayashi, Jr.	23,750	—	—	—	23,750

David M. Nakada	23,750	—	—	—	23,750

James K. Scott	23,750	—	—	—	23,750
Resigned February 2008

Anne M. Takabuki	23,750	4,000	8,000	8,000	43,750

Kelvin H. Taketa	23,750	—	—	—	23,750

Jeffrey N. Watanabe	—	—	—	—	—
Elected February 2008

Compensation Committee Interlocks and Insider Participation

HEI:

Information regarding the HEI Compensation Committee Interlocks and Insider Participation is described in the 2008 HEI Proxy Statement and is incorporated herein by reference.

HECO:

The HECO Board has no committee devoted to compensation matters. The entire HECO Board serves as the Compensation Committee for HECO and is responsible for establishing HECO executive compensation. The Compensation Committee of the HEI Board (HEI Compensation Committee) is charged with providing the staffing to the subsidiaries for the overall, comprehensive evaluation of executive compensation for HEI and its subsidiaries.

Decisions of the HEI Compensation Committee and HECO Board on compensation matters are also reported to and approved by the HEI Board.

T. Michael May, President and Chief Executive Officer of HECO, is a member of the HECO Board. He is responsible for the evaluation (based on performance goals and subjective measures) of the vice presidents of HECO. Also, see “What is the role of executive officers in determining executive compensation?” above.

Constance H. Lau, Chairman of HECO and President and Chief Executive Officer of HEI, is a member of the HECO Board. HECO directors Thomas B. Fargo, Kelvin H. Taketa, Barry K. Taniguchi and Jeffrey N. Watanabe are also HEI directors.

The entire HECO Board evaluates Mr. May’s performance and, in conjunction with the HEI Compensation Committee, determines Mr. May’s overall compensation.

Mr. May and Ms. Lau have no HECO transactions which require disclosure under Rule 404, Transactions with Related Persons, Promoters and Certain Control Persons, of the Securities Exchange Act of 1934.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

HEI:

Certain of the information required under this item is incorporated herein by reference to the sections relating to stock ownership in the HEI 2008 Proxy Statement.

Equity compensation plan information

Information as of December 31, 2007 about HEI common stock that may be issued upon the exercise of awards granted under all of the Company’s equity compensation plans was as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by shareholders	699,276	$19.68	4,158,745
Equity compensation plans not approved by shareholders	–	–	–

Total	699,276	$19.68	4,158,745

(1)	Includes 603,800 shares subject to outstanding nonqualified stock options and 95,476 of dividend equivalent shares accrued as of December 31, 2007 for such options.
(2)	This represents the number of shares remaining available as of December 31, 2007, including 4,095,667, net of any shares underlying outstanding grants, under the 1987 Stock Option and Incentive Plan, as amended, (SOIP) and 63,078 under the HEI Nonemployee Director Plan. All of the shares remaining available for issuance under the HEI Nonemployee Director Plan may be issued in the form of unrestricted Common Stock. Of the shares remaining available for issuance under the SOIP, 309,000 shares may be issued in the form of restricted stock, stock payments, or stock-settled restricted stock units (i.e., other than in the form of options, warrants or rights).

HECO:

HEI owns all of HECO’s common stock, which is HECO’s only class of securities generally entitled to vote on matters requiring shareholder approval. HECO has also issued and has outstanding various series of preferred stock, the holders of which, upon certain defaults in dividend payments, have the right to elect a majority of the directors of HECO.

The following table shows the shares of HEI common stock beneficially owned by each HECO director (other than those who are also directors of HEI as to whom such beneficial ownership information is incorporated by reference to the section relating to stock ownership of HEI directors in the HEI 2008 Proxy Statement), by each HECO named executive officer and by all HECO directors and all HECO executive officers as a group, as of February 27, 2008 (except for shares held under the HEI Retirement Savings Plan, whose information is as of December 31, 2007), based on information furnished by the respective individuals.

Amount of Common Stock and Nature of Beneficial Ownership
Name of Individual or Group	Sole Voting or Investment Power	Shared Voting or Investment Power (1)	Other Beneficial Ownership (2)	Stock Options (3)	Total (4)
Directors
David C. Cole	2,600	—	—	—	2,600
Timothy E. Johns	5,352	—	—	—	5,352
Bert A. Kobayashi, Jr.	3,572	—	—	—	3,572
David M. Nakada	4,267	—	—	—	4,267
Anne M. Takabuki	11,152	—	—	—	11,152

HECO Named Executive Officers
T. Michael May	53,435	—	—	156,476	209,911
Tayne S. Y. Sekimura	2,207	—	—	—	2,207
Robert A. Alm	15,526	—	1,578	12,446	29,550
Thomas L. Joaquin	22,677	3,870	83	15,161	41,791
Karl E. Stahlkopf	6,306	—	—	3,108	9,414
All directors and executive officers as a group (26 persons)	343,650	24,374	14,548	511,876	894,448	*

*	HECO directors Lau, Fargo, Taketa, Taniguchi, and Watanabe as well as former HECO director Scott, who also serve on the HEI Board, are not shown separately in this table, but are included in the total for all HECO directors and executive officers as a group.
(1)	Shares registered in name of the individual and spouse.
(2)	Shares owned by spouse, children or other relatives sharing the home of the director or officer in which the director or officer disclaims personal interest.
(3)	Nonqualified Stock Options, Stock Appreciation Rights, and accompanying Dividend Equivalents, exercisable within 60 days after February 27, 2008, under the Stock Option Incentive Plan.
(4)	As of February 27, 2008, the directors and executive officers of HECO as a group beneficially owned 1.1% of the outstanding HEI Common Stock. No director or officer owned more than 0.6% of such stock and no shares were pledged as security.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

HEI:

The information required under this item for HEI is incorporated herein by reference to the sections relating to indebtedness of management and transactions with directors and executive officers in the HEI 2008 Proxy Statement.

HECO:

Does HECO have a written related person transaction policy?

The HEI Board of Directors has adopted a written related person transaction policy that is separate from HEI’s Corporate Code of Conduct, which applies to all of HEI and its subsidiaries’ directors, executives, and employees. The related person transaction policy is specific to transactions between HEI and HECO and their subsidiaries and related persons, such as executive officers and directors and their immediate family members in which the amount involved exceeds $120,000 and in which any related person had, or will have, a direct or indirect material interest.

Did HECO enter into any related person transactions with directors or executive officers?

The information required under this item is incorporated by reference to the section relating to other relationships and related person transactions in the HEI 2008 Proxy Statement.

Are there any family relationships between any executive officer, director and nominee for director?

There are no family relationships between any executive officer, director and nominee for director.

Are HECO directors independent?

For a HECO director to be considered independent, the HECO Board must affirmatively determine that the director does not have any direct or indirect material relationship with HEI or its subsidiaries. For 2007, the HECO Board followed the New York Stock Exchange Listed Company Manual standards for determining director independence.

In its annual review of director independence, the HECO Board affirmatively determined that all directors of HECO are independent with the exception of Constance H. Lau and T. Michael May, both of whom are employee directors.

With respect to each of the nonemployee directors, the HECO Board considered the relationships between HECO and the nonemployee directors, including transactions involving organizations with which the nonemployee directors are affiliated, other boards on which the nonemployee directors serve, any related person transactions, payments to or from the Company for products or services, and Company charitable contributions.

The HEI Nominating and Corporate Governance Committee is charged with reviewing and approving relationships that may impact director independence. In particular, the Committee determines, on a case-by-case basis, whether relationships are consistent with the best interest of HEI, its subsidiaries or shareholders and are not in violation of HEI’s Code of Conduct. In doing so, the HECO Board considered the following relationships:

•

The HECO Board considered the amount of electricity purchased from the electric utility subsidiaries by the nonemployee HECO directors, including their respective places of employment. The amount of electricity purchased did not exceed the threshold of the greater of $1 million or 2% of consolidated gross revenues of their respective companies.

•

The HECO Board also considered the amount of charitable contributions HEI and its subsidiaries made to the directors’ affiliated tax-exempt organizations, none of which were significant in amount or were deemed to impair the independence of the affiliated director.

•	With respect to director David C. Cole, the HECO Board considered the nature and extent of related person transactions between MLP (for which he serves as President and CEO) and ASB.

•

With respect to director Bert A. Kobayashi, Jr., the HECO Board considered the position and compensation of his father, Bert A. Kobayashi who is a director of ASB, and the nature and extent of related party transactions between Bert A. Kobayashi, Jr. and ASB.

•

With respect to director David M. Nakada, the HECO Board considered the amount of charitable contributions HEI and its subsidiaries made to the Boys and Girls Club of Hawaii, for which Mr. Nakada serves as Executive Director. The 2007 contributions made by HECO did not exceed the greater of $1 million, or 2% of the Boys and Girls Club of Hawaii’s 2007 gross revenues.

Information required under this item is incorporated by reference to the sections related to the independence of the directors of HECO, who are also directors of HEI, including Admiral Fargo, Mr. Taketa, Mr. Taniguchi, and Mr. Watanabe in the HEI 2008 Proxy Statement. The HECO Board determined that such relationships do not interfere with the directors’ independent judgment on matters concerning HECO. HECO directors understand that they should never act in a manner that would cause them to lose their independence and objectivity or that could adversely affect confidence in the integrity of HEI or its subsidiaries. HECO directors have agreed to recuse themselves from any discussions or decision-making on any matter involving the organizations with which they have affiliations or other significant relationships.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

HEI:

The information required under this item is incorporated herein by reference to the relevant information in the Audit Committee Report in the HEI 2008 Proxy Statement (but no other part of the “Audit Committee Report” is incorporated herein by reference).

HECO:

Certain information required as to HECO under this item is included in the disclosures for HEI in the Audit Committee Report section in the HEI 2008 Proxy Statement, which is incorporated by reference to the extent set forth above.

Fees of HECO’s Principal Accountant

The following table sets forth the fees paid or payable to KPMG LLP (HECO’s independent registered public accounting firm) relating to the audit of HECO’s 2007 consolidated financial statements and fees for other professional services billed in 2007 with comparative amounts for 2006:

	2007	2006
Audit fees (principally consisted of fees associated with the audit of the consolidated financial statements and internal control over financial reporting, quarterly reviews, issuances of letters to underwriters, accounting consultations on matters reflected in the financial statements, review of registration statements, and issuance of consents)	$915,000	$877,000
Audit related fees (principally consisted of fees associated with the audit of the financial statements of certain employee benefit plans)	12,000	11,000
Tax fees	—	—
	—	—

All other fees	$927,000	$888,000

Pre-approval Policies

The Audit Committee, pursuant to the terms of its Charter, approves all audit and nonaudit services to be performed by HECO’s independent registered public accounting firm. Departmental requests for nonaudit services are reviewed by senior management and, if found by management to be acceptable, are sent to the HECO Audit Committee for approval via unanimous written consent or at a meeting of the HECO Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial statements

The financial statements for HEI and HECO are incorporated herein by reference to pages 56 to 106 of HEI Exhibit 13 and to pages 6 to 47 of HECO Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 21, 2008, respectively.

	Form 8-K dated February 21, 2008
	Page/s in HEI Exhibit 13	Page/s in HECO Exhibit 99.1
	HEI	HECO
Report of Independent Registered Public Accounting Firm	56	6
Consolidated Statements of Income, Years ended December 31, 2007, 2006 and 2005	57	7
Consolidated Balance Sheets, December 31, 2007 and 2006	58	8
Consolidated Statements of Capitalization, December 31, 2007 and 2006	NA	9-10
Consolidated Statements of Changes in Stockholders’ Equity, Years ended December 31, 2007, 2006 and 2005	59	11
Consolidated Statements of Cash Flows, Years ended December 31, 2007, 2006 and 2005	60	12
Notes to Consolidated Financial Statements	61-106	13-47

NA	Not applicable.

(a)(2) and (c) Financial statement schedules

The following financial statement schedules for HEI and HECO are included in this report on the pages indicated below:

		Page/s in Form 10-K
		HEI	HECO
Report of Independent Registered Public Accounting Firm		77	78
Schedule I	Condensed Financial Information of Registrant, Hawaiian Electric Industries, Inc. (Parent Company) as of December 31, 2007 and 2006 and Years ended December 31, 2007, 2006 and 2005	79-81	NA
Schedule II	Valuation and Qualifying Accounts, Years ended December 31, 2007, 2006 and 2005	82	82

NA	Not applicable.

Certain schedules, other than those listed, are omitted because they are not required, or are not applicable, or the required information is shown in the consolidated financial statements (including the notes) included in HEI’s and HECO’s Consolidated Financial Statements, which are incorporated by reference in this report.

[KPMG LLP letterhead]

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hawaiian Electric Industries, Inc.:

Under date of February 21, 2008, we reported on the consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, as contained in the 2007 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Company’s annual report on Form 10-K for the year 2007. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index under Item 15.(a)(2). These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 10 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 2007 and as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock compensation in 2006.

/s/ KPMG LLP

Honolulu, Hawaii
February 21, 2008

[KPMG LLP letterhead]

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

Hawaiian Electric Company, Inc.:

Under date of February 21, 2008, we reported on the consolidated balance sheets and consolidated statements of capitalization of Hawaiian Electric Company, Inc. (a subsidiary of Hawaiian Electric Industries, Inc.) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in common stock equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements and our report thereon are incorporated by reference in the Company’s annual report on Form 10-K for the year 2007. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index under Item 15.(a)(2). The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 7 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 2007.

/s/ KPMG LLP

Honolulu, Hawaii
February 21, 2008

Hawaiian Electric Industries, Inc.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)

CONDENSED BALANCE SHEETS

December 31	2007	2006
(dollars in thousands)

Assets
Cash and equivalents	$1,091	$984
Accounts receivable	1,534	1,611
Property, plant and equipment, net	1,338	1,298
Deferred income tax assets	34,430	28,491
Other assets	4,499	5,786
Net assets of discontinued operations	—	1,775
Investments in subsidiaries, at equity	1,718,387	1,565,056

	$1,761,279	$1,605,001

Liabilities and stockholders’ equity
Liabilities
Accounts payable	$7,606	$7,827
Notes payable to subsidiaries	34,774	55,880
Commercial paper	62,989	63,164
Long-term debt, net	357,000	367,000
Other	23,483	15,890

	485,852	509,761

Stockholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 83,431,513 shares and 81,461,409 shares	1,072,101	1,028,101
Retained earnings	225,168	242,667
Accumulated other comprehensive loss	(21,842)	(175,528)

	1,275,427	1,095,240

	$1,761,279	$1,605,001

Note to Balance Sheets
Long-term debt consisted of :
HEI medium-term notes 6.90-6.93%, paid in 2007	$—	$10,000
HEI medium-term notes 4.00%, due 2008	50,000	50,000
HEI medium-term notes 4.23-6.141%, due 2011	150,000	150,000
HEI medium-term note 7.13%, due 2012	7,000	7,000
HEI medium-term notes 5.25%, due 2013	50,000	50,000
HEI medium-term notes 6.51%, due 2014	100,000	100,000

	$357,000	$367,000

The aggregate payments of principal required subsequent to December 31, 2007 on long-term debt are $50 million in 2008 and nil in 2009 and 2010, $150 million in 2011, $7 million in 2012, $50 million in 2013 and $100 million in 2014.

As of December 31, 2007, HEI has a General Agreement of Indemnity in favor of both SAFECO Insurance Company of America (SAFECO) and Travelers Casualty and Surety Company of America (Travelers) for losses in connection with any and all bonds, undertakings or instruments of guarantee and any renewals or extensions thereof executed by SAFECO or Travelers, including, but not limited to, a $0.2 million self-insured United States Longshore & Harbor bond and a $0.5 million self-insured automobile bond.

Hawaiian Electric Industries, Inc.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF INCOME

Years ended December 31	2007	2006	2005
(in thousands)

Revenues [1]	$629	$(456)	$824

Equity in income from continuing operations of subsidiaries	110,618	132,584	156,787

	111,247	132,128	157,611

Expenses:

Operating, administrative and general	13,965	12,147	14,792

Depreciation of property, plant and equipment	391	262	285

Taxes, other than income taxes	313	516	388

	14,669	12,925	15,465

Operating income	96,578	119,203	142,146

Interest expense	26,594	25,891	27,114

Income from continuing operations before income tax benefits	69,984	93,312	115,032

Income tax benefits	14,795	14,689	12,412

Income from continuing operations	84,779	108,001	127,444

Loss from discontinued subsidiary operations	—	—	(755)

Net income	$84,779	$108,001	$126,689

[1]	2006 revenues include a writedown of real property held for sale.

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

Hawaiian Electric Industries, Inc.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(in thousands)	2007	2006	2005
Cash flows from operating activities
Net income	$84,779	$108,001	$126,689
Adjustments to reconcile net income to net cash provided by operating activities
Equity in net income of continuing subsidiaries	(110,618)	(132,584)	(156,787)
Common stock dividends/distributions received from subsidiaries	72,260	77,662	86,234
Depreciation of property, plant and equipment	391	262	285
Other amortization	480	424	458
Deferred income taxes	2,543	1,550	(7,142)
Excess tax benefits from share-based payment arrangements	(195)	(1,052)	—
Changes in assets and liabilities
Decrease (increase) in accounts receivable	77	(424)	491
Increase (decrease) in accounts payable	(221)	(3,555)	2,164
Increase (decrease) in taxes accrued	2,034	(777)	1,585
Changes in other assets and liabilities	3,393	(2,592)	16,368

Net cash provided by operating activities	54,923	46,915	70,345

Cash flows from investing activities
Net decrease in advances to and notes receivable from subsidiaries	—	—	11,957
Capital expenditures	(610)	(530)	(307)
Distributions from/(investments in) subsidiaries	(80)	(60)	10
Proceeds from sale of fixed assets	457	8	—

Net cash provided by (used in) investing activities	(233)	(582)	11,660

Cash flows from financing activities
Net increase (decrease) in notes payable to subsidiaries with original maturities of three months or less	15,814	(6,550)	39,683
Net increase (decrease) in short-term borrowings with original maturities of three months or less	(175)	58,270	5,593
Proceeds from issuance of short-term borrowings with original maturities greater than three months	—	44,891	—
Repayments of short-term borrowings with original maturities greater than three months	—	(45,590)	—
Proceeds from issuance of long-term debt	—	100,000	—
Repayment of long-term debt	(10,000)	(110,000)	(37,000)
Excess tax benefits from share-based payment arrangements	195	1,052	—
Net proceeds from issuance of common stock	21,072	5,481	3,689
Common stock dividends	(81,489)	(100,673)	(100,238)
Other	—	(938)	—

Net cash used in financing activities	(54,583)	(54,057)	(88,273)

Cash flows provided by (used in) discontinued operations—operating activities	—	7,536	(2,857)

Net increase (decrease) in cash and equivalents	107	(188)	(9,125)
Cash and equivalents, January 1	984	1,172	10,297

Cash and equivalents, December 31	$1,091	$984	$1,172

Cash flows from discontinued operations:

For 2007, there were no cash flows from the Company’s discontinued operations. For 2006 and 2005, there were no cash flows from investing and financing activities from the Company’s discontinued operations.

Supplemental disclosures of noncash activities:

In 2007, 2006 and 2005, $2.3 million, $1.6 million and $1.0 million, respectively, of HEI advances to HEIDI were converted to equity in noncash transactions.

Under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $21 million in 2007. From March 23, 2004 to March 5, 2007, HEI satisfied the requirements of the HEI DRIP and the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) by acquiring for cash its common shares through open market purchases rather than the issuance of additional shares. On March 6, 2007, it began satisfying those requirements by the issuance of additional shares.

Hawaiian Electric Industries, Inc.

and Hawaiian Electric Company, Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2007, 2006 and 2005

Col. A	Col. B	Col. C				Col. D		Col. E
(in thousands)		Additions
Description	Balance at begin- ning of period	Charged to costs and expenses		Charged to other accounts		Deductions		Balance at end of period
2007
Allowance for uncollectible accounts – electric utility	$1,674	$2,527		$1,050	(a)	$3,241	(b)	$2,010

Allowance for uncollectible interest – bank	$43	—		—		$11		$32

Allowance for losses for loans receivable – bank	$31,228	$5,700		$1,007	(a)	$7,724	(b)	$30,211

Valuation allowance for deferred tax assets – other	$627	$139	(c)	—		—		$766

2006
Allowance for uncollectible accounts – electric utility	$986	$2,684		$979	(a)	$2,975	(b)	$1,674

Allowance for uncollectible interest – bank	$99	—		—		$56		$43

Allowance for losses for loans receivable – bank	$30,595	$1,400		$1,118	(a)	$1,885	(b)	$31,228

Valuation allowance for deferred tax assets – other	$686	—		—		$59	(c)	$627

2005
Allowance for uncollectible accounts – electric utility	$805	$1,198		$943	(a)	$1,960	(b)	$986

Allowance for uncollectible interest – bank	$98	$1		—		—		$99

Allowance for losses for loans receivable – bank	$33,857	$(3,100)		$1,852	(a)	$2,014	(b)	$30,595

Valuation allowance for deferred tax assets – other	$1,009	$300	(c)	—		$623	(d)	$686

(a)	Primarily bad debts recovered.
(b)	Bad debts charged off.
(c)	Estimated change in the non-deductible executive compensation pursuant to Internal Revenue Code §162(m).
(d)	Reflects the utilization of losses based on an Internal Revenue Service settlement.

(a)(3) and (b) Exhibits

The Exhibit Index attached to this Form 10-K is incorporated herein by reference. The exhibits listed for HEI and HECO are listed in the index under the headings “HEI” and “HECO,” respectively, except that the exhibits listed under “HECO” are also exhibits for HEI.

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Curtis Y. Harada	By	/s/ Tayne S. Y. Sekimura
	Curtis Y. Harada		Tayne S. Y. Sekimura
	Controller and Acting Financial Vice President, Treasurer and Chief Financial Officer of HEI		Senior Vice President, Finance and Administration of HECO
	(Principal Accounting and Financial Officer of HEI)		(Principal Financial Officer of HECO)

Date: February 28, 2008		Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on February 28, 2008. The execution of this report by each of the undersigned who signs this report solely in such person’s capacity as a director or officer of Hawaiian Electric Company, Inc. shall be deemed to relate only to matters having reference to such registrant and its subsidiaries.

Signature	Title

/s/ Constance H. Lau	President of HEI and Director of HEI
Constance H. Lau	Chairman of the Board of Directors of HECO
(Chief Executive Officer of HEI)

/s/ T. Michael May	President and Director of HECO
T. Michael May	(Chief Executive Officer of HECO)

/s/ Curtis Y. Harada	Controller and Acting Financial Vice President
Curtis Y. Harada	Treasurer and Chief Financial Officer of HEI
(Principal Accounting and Financial Officer of HEI)

SIGNATURES (continued)

Signature	Title

/s/ Tayne S. Y. Sekimura	Senior Vice President, Finance and Administration of HECO
Tayne S. Y. Sekimura	(Principal Financial Officer of HECO)

/s/ Patsy H. Nanbu	Controller of HECO
Patsy H. Nanbu	(Principal Accounting Officer of HECO)

/s/ Don E. Carroll	Director of HEI
Don E. Carroll

/s/ David C. Cole	Director of HECO
David C. Cole

/s/ Shirley J. Daniel	Director of HEI
Shirley J. Daniel

/s/ Thomas B. Fargo	Director of HEI and HECO
Thomas B. Fargo

/s/ Richard W. Gushman, II	Director of HEI
Richard W. Gushman, II

Director of HECO
Timothy E. Johns

/s/ Bert A. Kobayashi, Jr.	Director of HECO
Bert A. Kobayashi, Jr.

SIGNATURES (continued)

Signature	Title

/s/ Victor Hao Li	Director of HEI
Victor Hao Li

/s/ Bill D. Mills	Director of HEI
Bill D. Mills

/s/ A. Maurice Myers	Director of HEI
A. Maurice Myers

/s/ David M. Nakada	Director of HECO
David M. Nakada

/s/ Diane J. Plotts	Director of HEI
Diane J. Plotts

/s/ James K. Scott	Director of HEI
James K. Scott

/s/ Anne M. Takabuki	Director of HECO
Anne M. Takabuki

/s/ Kelvin H. Taketa	Director of HEI and HECO
Kelvin H. Taketa

/s/ Barry K. Taniguchi	Director of HEI and HECO
Barry K. Taniguchi

/s/ Jeffrey N. Watanabe	Chairman of the Board of Directors of HEI and Director of HECO
Jeffrey N. Watanabe

EXHIBIT INDEX

The exhibits designated by an asterisk (*) are filed herewith. The exhibits not so designated are incorporated by reference to the indicated filing. A copy of any exhibit may be obtained upon written request for a $0.20 per page charge from the HEI Shareholder Services Division, P.O. Box 730, Honolulu, Hawaii 96808-0730.

Exhibit no.	Description
HEI:
3(i).1	HEI’s Restated Articles of Incorporation (Exhibit 4(b) to Registration Statement on Form S-3, Registration No. 33-7895).

3(i).2	Articles of Amendment of HEI, amending HEI’s Restated Articles of Incorporation (Exhibit 4(b) to Registration Statement on Form S-3, Registration No. 33-40813).

3(i).3	Statement of Issuance of Shares of Preferred or Special Classes in Series for HEI Series A Junior Participating Preferred Stock (Exhibit 3(i).3 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-8503).

3(i).4	Articles of Amendment of HEI, amending HEI’s Restated Articles of Incorporation, Article Fourth (Exhibit 3(i).4 to HEI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-8503).

3(i).5	Articles of Amendment of HEI, amending HEI’s Restated Articles of Incorporation, Article Sixth (Exhibit 3(i).5 to HEI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-8503).

*3(ii)	Amended and Restated Bylaws of HEI as last amended February 26, 2008.

4.1	Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of HEI and its subsidiaries (Exhibit 4.1 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-8503).

4.3	Indenture, dated as of October 15, 1988, between HEI and Citibank, N.A., as Trustee (Exhibit 4 to Registration Statement on Form S-3, Registration No. 33-25216).

4.4(a)	First Supplemental Indenture dated as of June 1, 1993 between HEI and Citibank, N.A., as Trustee, to Indenture dated as of October 15, 1988 between HEI and Citibank, N.A., as Trustee (Exhibit 4(a) to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-8503).

4.4(b)	Second Supplemental Indenture dated as of April 1, 1999 between HEI and Citibank, N.A., as Trustee, to Indenture dated as of October 15, 1988 between HEI and Citibank, N.A., as Trustee (Exhibit 4.1 to HEI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-8503).

4.4(c)	Third Supplemental Indenture dated as of August 1, 2002 between HEI and Citibank, N.A., as Trustee, to Indenture dated as of October 15, 1988 between HEI and Citibank, N.A., as Trustee (Exhibit 4 to HEI’s Current Report on Form 8-K, dated August 16, 2002, File No. 1-8503).

4.5(a)	Pricing Supplement No. 13 to Registration Statement on Form S-3 of HEI (Registration No. 33-58820) filed on September 26, 1997 in connection with the sale of Medium-Term Notes, Series B.

4.5(b)	Pricing Supplement No. 1 to Registration Statement on Form S-3 of HEI (Registration No. 333-73225) filed on May 3, 1999 in connection with the sale of Medium-Term Notes, Series C.

4.5(c)	Pricing Supplement No. 1 to Registration Statement on Form S-3 of HEI (Registration No. 333-87782) filed on March 5, 2003 in connection with the sale of Medium-Term Notes, Series D.

4.5(d)	Pricing Supplement No. 2 to Registration Statement on Form S-3 of HEI (Registration No. 333-87782) filed on March 5, 2003 in connection with the sale of Medium-Term Notes, Series D.

4.5(e)	Pricing Supplement No. 3 to Registration Statement on Form S-3 of HEI (Registration No. 333-87782) filed on March 15, 2004 in connection with the sale of Medium-Term Notes, Series D.

4.5(f)	Pricing Supplement No. 4 to Registration Statement on Form S-3 of HEI (Registration No. 333-87782) filed on August 4, 2006 in connection with the sale of Medium-Term Notes, Series D.

10.1	Conditions for the Merger and Corporate Restructuring of Hawaiian Electric Company, Inc. dated September 23, 1982. (Exhibit 10.1 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-8503).

Exhibit no.	Description
10.2	Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988, between HEI, HEIDI and the Federal Savings and Loan Insurance Corporation (by the Federal Home Loan Bank of Seattle) (Exhibit (28)-2 to HEI’s Current Report on Form 8-K dated May 26, 1988, File No. 1-8503).

10.3	OTS letter regarding release from Part II.B. of the Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988 (Exhibit 10.3(a) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-8503).

HEI Exhibits 10.4 through 10.19 are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this report. HEI Exhibits 10.4 through 10.17 are management contracts or compensatory plans or arrangements with HECO participants.

10.4	Executive Incentive Compensation Plan (Exhibit 4.1 to HEI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-8503).

10.5	HEI Executives’ Deferred Compensation Plan (Exhibit 10.5 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-8503).

10.6	Form of HEI and HECO Executives’ Deferred Compensation Agreement. The agreement pertains to and is substantially identical for all the HEI and HECO executive officers (Exhibit 10.15 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-8503).

10.7(a)	1987 Stock Option and Incentive Plan of HEI as amended and restated effective April 20, 2004 (Exhibit 10.1 to HEI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-8503).

10.7(b)	Form of Hawaiian Electric Industries, Inc. Stock Option Agreement with Dividend Equivalents (Exhibit 10.7(b) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, File No. 1-8503).

10.7(c)	Form of Hawaiian Electric Industries, Inc. Stock Appreciation Right Agreement with Dividend Equivalents (Exhibit 10.2 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-8503).

10.7(d)	Form of Hawaiian Electric Industries, Inc. Stock Appreciation Right Agreement with Dividend Equivalents (effective for April 7, 2005 stock appreciation rights grant) (Exhibit 10.1 to HEI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-8503).

10.7(e)	Form of Restricted Stock Agreement Pursuant to the 1987 Stock Option and Incentive Plan of Hawaiian Electric Industries, Inc. (Exhibit 10.2 to HEI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-8503).

10.8	HEI Long-Term Incentive Plan. (Exhibit 10.8 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-8503).

10.9	HEI Supplemental Executive Retirement Plan effective as of January 1, 1989 (Exhibit 10.8(a) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-8503).

10.10	HEI Excess Pay Supplemental Executive Retirement Plan (Exhibit 10.8(b) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-8503).

10.11	HEI Excess Benefit Plan effective as of January 1, 1994 (Exhibit 10.9 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-8503).

10.12	Form of Change-in-Control Agreement (Exhibit 10.14 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-8503).

10.13	Nonemployee Director Retirement Plan, effective as of October 1, 1989 (Exhibit 10.15 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-8503).

10.14	HEI 1990 Nonemployee Director Stock Plan, as amended and restated: June 12, 2007 (Exhibit 10 to HEI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-8503).

10.15	Nonemployee Director’s Compensation Schedule, as of April 1, 2005 (Exhibit 10.3 to HEI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-8503).

10.16	HEI Nonemployee Directors’ Deferred Compensation Plan (Exhibit 10.14 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-8503).

Exhibit no.	Description
10.17	HEI Executive Death Benefit Plan of HEI and Participating Subsidiaries effective September 1, 2001 (Exhibit 10.16 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-8503).

10.18	American Savings Bank Select Deferred Compensation Plan (Restatement Effective January 1, 2005) (Exhibit 10.1 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-8503).

10.19	American Savings Bank Supplemental Retirement, Disability, and Death Benefit Plan, effective January 1, 1996 (Exhibit 10.20 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, File No. 1-8503).

10.20	Credit Agreement, dated as of March 31, 2006, among HEI, as Borrower, the Lenders Party Hereto and Bank of Hawaii, as Co-Syndication Agent, and First Hawaiian Bank, as Co-Syndication Agent, and Wells Fargo Bank, N.A., as Co-Documentation Agent, and U.S. Bank National Association, as Co-Documentation Agent, and Union Bank of California, N.A., as Co-Documentation Agent, and The Bank of New York, as Administrative Agent, and BNY Capital Markets, Inc., as Sole Lead Arranger and Book Runner (Exhibit 10.1 to HEI’s Current Report on Form 8-K, dated April 3, 2006, File No. 1-8503).

10.21	Stipulation and Consent of ASB and the OTS to Issuance of an Order to Cease and Desist for Affirmative Relief, Order No. WE-08-002, effective January 23, 2008 (Exhibit 10.1 to HEI’s Current Report on Form 8-K, dated January 23, 2008, File No. 1-8503).

10.22	OTS Consent Order to Cease and Desist for Affirmative Relief, Order No. WE-08-002, effective January 23, 2008 (Exhibit 10.1(a) to HEI’s Current Report on Form 8-K, dated January 23, 2008, File No. 1-8503).

*11	Computation of Earnings per Share of Common Stock.

*12	Computation of Ratio of Earnings to Fixed Charges.

13	HEI’s 2007 Annual Report to Shareholders (Selected Sections) (HEI Exhibit 13 to HEI’s Current Report on Form 8-K dated February 21, 2008, File No. 1-8503).

*21	Subsidiaries of HEI.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification Pursuant to 13a-14 of the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer).

*31.2	Certification Pursuant to 13a-14 of the Securities Exchange Act of 1934 of Curtis Y. Harada (HEI Acting Chief Financial Officer).

*32.1	Written Statement of Constance H. Lau (HEI Chief Executive Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Written Statement of Curtis Y. Harada (HEI Acting Chief Financial Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Hawaiian Electric Industries Retirement Savings Plan, as restated, effective January 1, 2008.

99.2(a)	Trust Agreement dated as of February 1, 2000 between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.1 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-8503).

99.2(b)	First Amendment dated as of August 1, 2000 to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.1 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-8503).

99.2(c)	Second Amendment dated as of November 1, 2000 to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.2 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-8503).

99.2(d)	Third Amendment dated as of April 1, 2001 to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99 to HEI’s Current Report on Form 8-K dated June 19, 2001, File No. 1-8503).

99.2(e)	Fourth Amendment dated as of December 31, 2001 to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.1 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-8503).

Exhibit no.	Description
99.2(f)	Fifth Amendment dated as of April 1, 2002, to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.1 to HEI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-8503).

99.2(g)	Sixth Amendment dated as of January 1, 2002, to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.8 to HEI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-8503).

99.2(h)	Seventh Amendment dated as of July 1, 2002, to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.1 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-8503).

99.2(i)	Eighth Amendment dated as of September 1, 2003, to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8503).

99.2(j)	Ninth Amendment dated as of February 2, 2004, to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.2 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-8503).

99.2(k)	Tenth Amendment dated as of October 3, 2005, to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.2(k) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-8503).

99.2(l)	Eleventh Amendment dated as of November 1, 2006, to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.2(l) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-8503).

99.2(m)	Twelfth Amendment dated as of August 1, 2007, to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.2 to HEI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-8503).
HECO:

3(i).1	HECO’s Certificate of Amendment of Articles of Incorporation (Exhibit 3.1 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

3(i).2	Articles of Amendment to HECO’s Amended Articles of Incorporation (Exhibit 3.1(b) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No 1-4955).

3(i).3	Articles of Amendment to HECO’s Amended Articles of Incorporation (Exhibit 3(i).4 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No 1-4955).

3(ii)	HECO’s Amended and Restated Bylaws. (Exhibit 3(ii).2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-4955).

4.1	Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of HECO, HELCO and MECO (Exhibit 4.1 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-4955).

4.2	Certificate of Trust of HECO Capital Trust III (incorporated by reference to Exhibit 4(a) to Registration No. 333-111073).

4.3	Amended and Restated Trust Agreement of HECO Capital Trust III dated as of March 1, 2004 (Exhibit 4(c) to HECO’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.4	HECO Junior Indenture with The Bank of New York, as Trustee, dated as of March 1, 2004 (Exhibit 4(f) to HECO’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.5	6.500% Quarterly Income Trust Preferred Security issued by HECO Capital Trust III, dated March 18, 2004 (Exhibit 4(d) to HECO’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.6	6.500% Junior Subordinated Deferrable Interest Debenture, Series 2004 issued by HECO, dated March 18, 2004 (Exhibit 4(g) to HECO’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.7	Trust Guarantee Agreement between The Bank of New York, as Trust Guarantee Trustee, and HECO dated as of March 1, 2004 (Exhibit 4(l) to HECO’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

Exhibit no.	Description
4.8	MECO Junior Indenture with The Bank of New York, as Trustee, including HECO Subsidiary Guarantee, dated as of March 1, 2004 (Exhibit 4(h) to HECO’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.9	HELCO Junior Indenture with The Bank of New York, as Trustee, including HECO Subsidiary Guarantee, dated as of March 1, 2004 (Exhibit 4(j) to HECO’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.10	6.500% Junior Subordinated Deferrable Interest Debenture, Series 2004 issued by MECO, dated March 18, 2004 (Exhibit 4(i) to HECO’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.11	6.500% Junior Subordinated Deferrable Interest Debenture, Series 2004 issued by HELCO, dated March 18, 2004 (Exhibit 4(k) to HECO’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.12	Expense Agreement, dated March 1, 2004, among HECO Capital Trust III, HECO, MECO and HELCO (Exhibit 4(m) to HECO’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

10.1(a)	Power Purchase Agreement between Kalaeloa Partners, L.P., and HECO dated October 14, 1988 (Exhibit 10(a) to HECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, File No. 1-4955).

10.1(b)	Amendment No. 1 to Power Purchase Agreement between HECO and Kalaeloa Partners, L.P., dated June 15, 1989 (Exhibit 10(c) to HECO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, File No. 1-4955).

10.1(c)	Lease Agreement between Kalaeloa Partners, L.P., as Lessor, and HECO, as Lessee, dated February 27, 1989 (Exhibit 10(d) to HECO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, File No. 1-4955).

10.1(d)	Restated and Amended Amendment No. 2 to Power Purchase Agreement between HECO and Kalaeloa Partners, L.P., dated February 9, 1990 (Exhibit 10.2(c) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4955).

10.1(e)	Amendment No. 3 to Power Purchase Agreement between HECO and Kalaeloa Partners, L.P., dated December 10, 1991 (Exhibit 10.2(e) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-4955).

10.1(f)	Amendment No. 4 to Power Purchase Agreement between HECO and Kalaeloa Partners, L.P., dated October 1, 1999 (Exhibit 10.1 to HECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-4955).

10.1(g)	Confirmation Agreement Concerning Section 5.2B(2) of Power Purchase Agreement and Amendment No. 5 to Power Purchase Agreement between HECO and Kalaeloa Partners, L.P., dated October 12, 2004 (Exhibit 10.3 to HECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-4955).

10.1(h)	Agreement for Increment Two Capacity and Amendment No. 6 to Power Purchase Agreement between HECO and Kalaeloa Partners, L.P., dated October 12, 2004 (Exhibit 10.4 to HECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-4955).

10.2(a)	Power Purchase Agreement between AES Barbers Point, Inc. and HECO, entered into on March 25, 1988 (Exhibit 10(a) to HECO’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1988, File No. 1-4955).

10.2(b)	Agreement between HECO and AES Barbers Point, Inc., pursuant to letters dated May 10, 1988 and April 20, 1988 (Exhibit 10.4 to HECO’s Annual Report on Form 10-K for fiscal year ended December 31, 1988, File No. 1-4955).

10.2(c)	Amendment No. 1, entered into as of August 28, 1988, to Power Purchase Agreement between AES Barbers Point, Inc. and HECO (Exhibit 10 to HECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, File No. 1-4955).

10.2(d)	HECO’s Conditional Notice of Acceptance to AES Barbers Point, Inc. dated January 15, 1990 (Exhibit 10.3(c) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4955).

10.2(e)	Amendment No. 2, entered into as of May 8, 2003, to Power Purchase Agreement between AES Hawaii, Inc. and HECO (Exhibit 10.2(e) to HECO’s Annual Report on Form 10-K for fiscal year ended December 31, 2003, File No. 1-4955).

10.3(a)	Agreement between MECO and Hawaiian Commercial & Sugar Company pursuant to letters dated November 29, 1988 and November 1, 1988 (Exhibit 10.8 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

10.3(b)	Amended and Restated Power Purchase Agreement by and between A&B-Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO, dated November 30, 1989 (Exhibit 10(e) to HECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, File No. 1-4955).

Exhibit no.	Description
10.3(c)	First Amendment to Amended and Restated Power Purchase Agreement by and between A&B-Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO, dated November 1, 1990, amending the Amended and Restated Power Purchase Agreement dated November 30, 1989 (Exhibit 10(f) to HECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, File No. 1-4955).

10.3(d)	Letter agreement dated December 11, 1997 to Extend Term of Amended and Restated Power Purchase Agreement Between A&B-Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO dated November 30, 1989, as Amended on November 1, 1990 (Exhibit 10.4(c) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.3(e)	Letter agreement dated October 22, 1998 to Extend Term of Amended and Restated Power Purchase Agreement Between A&B-Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO dated November 30, 1989, as Amended on November 1, 1990 (Exhibit 10.4(d) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-4955).

10.3(f)	Termination Notice dated December 27, 1999 for Amended and Restated Power Purchase Agreement by and between A&B Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO, dated November 30, 1989, as amended (Exhibit 10.2 to HECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-4955).

10.3(g)	Rescission dated January 23, 2001 of Termination Notice for Amended and Restated Power Purchase Agreement by and between A&B Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO, dated November 30, 1989, as amended (Exhibit 10.4(f) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-4955).

10.4(a)	Purchase Power Contract between HELCO and Thermal Power Company dated March 24, 1986 (Exhibit 10(a) to HECO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, File No. 1-4955).

10.4(b)	Firm Capacity Amendment between HELCO and Puna Geothermal Venture (assignee of AMOR VIII, who is the assignee of Thermal Power Company) dated July 28, 1989 to Purchase Power Contract between HELCO and Thermal Power Company dated March 24, 1986 (Exhibit 10(b) to HECO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, File No. 1-4955).

10.4(c)	Amendment made in October 1993 to Purchase Power Contract between HELCO and Puna Geothermal Venture dated March 24, 1986, as amended (Exhibit 10.5(b) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.4(d)	Third Amendment dated March 7, 1995 to the Purchase Power Contract between HELCO and Puna Geothermal Venture dated March 24, 1986, as amended (Exhibit 10.5(c) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.4(e)	Performance Agreement and Fourth Amendment dated February 12, 1996 to the Purchase Power Contract between HELCO and Puna Geothermal Venture dated March 24, 1986, as amended (Exhibit 10.5(b) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4955).

10.5(a)	Purchase Power Contract between HECO and the City and County of Honolulu dated March 10, 1986 (Exhibit 10.9 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4955).

10.5(b)	Amendment No. 1 to Purchase Power Contract between HECO and the City and County of Honolulu dated March 10, 1986 (Exhibit 10.6 (a) to HECO’s Annual Report on Form 10-K for fiscal year ended December 31, 2001, File No. 1-4955).

10.5(c)	Firm Capacity Amendment, dated April 8, 1991, to Purchase Power Contract, dated March 10, 1986, by and between HECO and the City & County of Honolulu (Exhibit 10 to HECO’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1991, File No. 1-4955).

10.5(d)	Amendment No. 2 to Purchase Power Contract Between HECO and City and County of Honolulu dated March 10, 1986 (Exhibit 10.6(c) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.6(a)	Power Purchase Agreement between Encogen Hawaii, L.P. and HELCO dated October 22, 1997 (but with the following attachments omitted: Attachment C, “Selected portions of the North American Electric Reliability Council Generating Availability Data System Data Reporting Instructions dated October 1996” and Attachment E, “Form of the Interconnection Agreement between Encogen Hawaii, L.P. and HELCO,” which is provided in final form as Exhibit 10.6(b)) (Exhibit 10.7 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

Exhibit no.	Description
10.6(b)	Interconnection Agreement between Encogen Hawaii, L.P. and HELCO dated October 22, 1997 (Exhibit 10.7(a) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.6(c)	Amendment No. 1, executed on January 14, 1999, to Power Purchase Agreement between Encogen Hawaii, L.P. and HELCO dated October 22, 1997 (Exhibit 10.7(b) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-4955).

10.6(d)	Power Purchase Agreement Novation dated November 8, 1999 by and among Encogen Hawaii, L.P., Hamakua Energy Partners and HELCO (Exhibit 10.7(c) to HECO’s Annual Report on Form 10-K for fiscal year ended December 31, 2001, File No. 1-4955).

10.6(e)	Guarantee Agreement between Black River Energy, LLC and HELCO effective May 26, 2004 (Exhibit 10.7(e) to HECO’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, File No. 1-4955).

10.6(f)	Guarantee Agreement between Black River Energy, LLC and HELCO dated July 15, 2004 (Exhibit 10.7(f) to HECO’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, File No. 1-4955).

10.7(a)	Low Sulfur Fuel Oil Supply Contract by and between Chevron and HECO dated as of November 14, 1997 (confidential treatment has been requested for portions of this exhibit) (Exhibit 10.8 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.7(b)	First Amendment to Low Sulfur Fuel Oil Supply Contract by and between Chevron and HECO entered into as of April 12, 2004 (confidential treatment has been requested for portions of this exhibit, which has been redacted accordingly) (Exhibit 10(c) to HECO’s Current Report on Form 8-K, dated May 28, 2004, File No. 1-4955).

10.8(a)	Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract by and between Chevron and HECO, MECO, HELCO, HTB and YB dated as of November 14, 1997 (confidential treatment has been requested for portions of this exhibit) (Exhibit 10.9 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.8(b)	Amendment to Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract by and between Chevron and HECO, MECO and HELCO entered into as of April 12, 2004 (confidential treatment has been requested for portions of this exhibit, which has been redacted accordingly) (Exhibit 10(d) to HECO’s Current Report on Form 8-K, dated May 28, 2004, File No. 1-4955).

10.9	Facilities and Operating Contract by and between Chevron and HECO dated as of November 14, 1997 (confidential treatment has been requested for portions of this exhibit) (Exhibit 10.10 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.10(a)	Low Sulfur Fuel Oil Supply Contract by and between BHP Petroleum Americas Refining Inc. and HECO dated as of November 14, 1997 (confidential treatment has been requested for portions of this exhibit) (Exhibit 10.11 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.10(b)	First Amendment to Low Sulfur Fuel Oil Supply Contract by and between Tesoro Hawaii Corporation, formerly known as BHP Petroleum Americas Refining Inc., and HECO dated March 29, 2004 (confidential treatment has been requested for portions of this exhibit, which has been redacted accordingly) (Exhibit 10(a) to HECO’s Current Report on Form 8-K, dated May 28, 2004, File No. 1-4955).

10.11(a)	Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract by and between BHP Petroleum Americas Refining Inc. and HECO, MECO and HELCO dated November 14, 1997 (confidential treatment has been requested for portions of this exhibit) (Exhibit 10.12 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.11(b)	First Amendment to Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract by and between Tesoro Hawaii Corporation, formerly known as BHP Petroleum Americas Refining Inc., and HECO, MECO and HELCO dated March 29, 2004 (confidential treatment has been requested for portions of this exhibit, which has been redacted accordingly) (Exhibit 10(b) to HECO’s Current Report on Form 8-K, dated May 28, 2004, File No. 1-4955).

10.12	Contract of private carriage by and between HITI and HELCO dated December 4, 2000 (Exhibit 10.13 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-4955).

10.13	Contract of private carriage by and between HITI and MECO dated December 4, 2000 (Exhibit 10.14 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-4955).

HECO Exhibit 10.14 is a management plan required to be filed as an exhibit pursuant to Item 15(b) of this report.

Exhibit no.	Description
10.14	HECO Nonemployee Directors’ Deferred Compensation Plan (Exhibit 10.16 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-4955).

10.15	Credit Agreement, dated as of March 31, 2006, among HECO, as Borrower, the Lenders Party Hereto and Bank of Hawaii, as Co-Syndication Agent, and First Hawaiian Bank, as Co-Syndication Agent, and Wells Fargo Bank, N.A., as Co-Documentation Agent, and U.S. Bank National Association, as Co-Documentation Agent, and Union Bank of California, N.A., as Co-Documentation Agent, and The Bank of New York, as Administrative Agent, and BNY Capital Markets, Inc., as Sole Lead Arranger and Book Runner (Exhibit 10.2 to HECO’s Current Report on Form 8-K, dated April 3, 2006, File No. 1-4955)

11	Computation of Earnings Per Share of Common Stock (See note on HECO’s Selected Financial Data on page 3 of HECO Exhibit 99.1 to HECO’s Current Report on Form 8-K, dated February 21, 2008, File No. 1-4955).

*12	Computation of Ratio of Earnings to Fixed Charges.

*21	Subsidiaries of HECO.

*23.2	Consent of Independent Registered Public Accounting Firm.

*31.3	Certification Pursuant to 13a-14 of the Securities Exchange Act of 1934 of T. Michael May (HECO Chief Executive Officer).

*31.4	Certification Pursuant to 13a-14 of the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (HECO Chief Financial Officer).

*32.3	Written Statement of T. Michael May (HECO Chief Executive Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.4	Written Statement of Tayne S. Y. Sekimura (HECO Chief Financial Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*99.3	Reconciliation of electric utility operating income per HEI and HECO Consolidated Statements of Income.

99.4	Forward-Looking Statements, Selected Financial Data, HECO’s MD&A, Quantitative and Qualitative Disclosures about Market Risk, Annual Report of Management on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting and HECO’s Consolidated 2007 Financial Statements (with Report of Independent Registered Public Accounting Firm thereon) (Exhibit 99.1 to HECO’s Current Report on Form 8-K, dated February 21, 2008, File No. 1-4955).