Form 10-K
period 2008-12-31
HAWAIIAN ELECTRIC CO INC; HAWAIIAN ELECTRIC INDUSTRIES INC
filed 2009-02-27
CIK 46207, 354707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if Registrant Hawaiian Electric Industries, Inc. is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if Registrant Hawaiian Electric Company, Inc. is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if Registrant Hawaiian Electric Industries, Inc. is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark if Registrant Hawaiian Electric Company, Inc. is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether Registrant Hawaiian Electric Industries, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether Registrant Hawaiian Electric Company, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether Registrant Hawaiian Electric Industries, Inc. is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether Registrant Hawaiian Electric Company, Inc. is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒ (Do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether Registrant Hawaiian Electric Industries, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether Registrant Hawaiian Electric Company, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

	Aggregate market value of the voting and non- voting common equity held by non-affiliates of the registrants as of	Number of shares of common stock outstanding of the registrants as of
	June 30, 2008	June 30, 2008	February 20, 2009
Hawaiian Electric Industries, Inc. (HEI)	$2,093,306,733	84,646,451	90,608,364
		(Without par value)	(Without par value)

Hawaiian Electric Company, Inc. (HECO)	None	12,805,843 ($6 2/3 par value)	12,805,843 ($6 2/3 par value)

DOCUMENTS INCORPORATED BY REFERENCE

HEI’s Annual Report to Shareholders (Selected Sections) for the fiscal year ended December 31, 2008—Parts I, II, III and IV

HECO’s Consolidated Selected Financial Data—Part II

HECO’s Management’s Discussion and Analysis of Financial Condition and Results of Operations—Part II

HECO’s Quantitative and Qualitative Disclosures about Market Risk—Part II

HECO’s Consolidated 2008 Financial Statements—Parts I, II, III and IV

Selected sections of Proxy Statement of HEI for the 2009 Annual Meeting of Shareholders to be filed—Part III

This combined Form 10-K represents separate filings by Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc. Information contained herein relating to any individual registrant is filed by each registrant on its own behalf. Neither registrant makes any representations as to the information relating to the other registrant.

i

GLOSSARY OF TERMS

Defined below are certain terms used in this report:

Terms	Definitions
2005 Act	Public Utility Holding Company Act of 2005
ASB	American Savings Bank, F.S.B., a wholly-owned subsidiary of HEI Diversified, Inc. and parent company of American Savings Investment Services Corp. (and its subsidiary since March 15, 2001, Bishop Insurance Agency of Hawaii, Inc.). Former subsidiaries include American Savings Mortgage Co., Inc. (dissolved in July 2003), ASB Service Corporation (dissolved in January 2004), ASB Realty Corporation (dissolved in May 2005) and AdCommunications, Inc. (dissolved in May 2007).
BIF	Bank Insurance Fund
Btu	British thermal unit
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
Chevron	Chevron Products Company, a fuel oil supplier
CHP	Combined heat and power
Company

When used in Hawaiian Electric Industries, Inc. sections, the “Company” refers to Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under HECO); HEI Diversified, Inc. and its subsidiary, American Savings Bank, F.S.B. and its subsidiaries (listed under ASB); Pacific Energy Conservation Services, Inc.; HEI Properties, Inc.; HEI Investments, Inc. (in dissolution); Hawaiian Electric Industries Capital Trust II and Hawaiian Electric Industries Capital Trust III (inactive financing entities); and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.). Former subsidiaries of HEI (other than former subsidiaries of HECO and ASB and former subsidiaries of HEI sold or dissolved prior to 2004) include Hycap Management, Inc. (dissolution completed in 2007); Hawaiian Electric Industries Capital Trust I (dissolved and terminated in 2004)*, HEI Preferred Funding, LP (dissolved and terminated in 2004)*, Malama Pacific Corp. (discontinued operations, dissolved in June 2004), and HEI Power Corp. (discontinued operations, dissolved in 2006) and its dissolved subsidiaries. (*unconsolidated subsidiaries as of January 1, 2004).

When used in Hawaiian Electric Company, Inc. sections, the “Company” refers to Hawaiian Electric Company, Inc. and its direct subsidiaries.

Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
D&O	Decision and order
DG	Distributed generation
DOD	Department of Defense – federal
DOH	Department of Health of the State of Hawaii
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
DSM	Demand-side management
ECAC	Energy cost adjustment clause
EITF	Emerging Issues Task Force
Energy Agreement	Agreement dated October 20, 2008 and signed by the Governor of the State of Hawaii, the State of Hawaii Department of Business, Economic Development and Tourism, the Division of Consumer Advocacy of the Department of Commerce and Consumer Affairs, and HECO, for itself and on behalf of its electric utility subsidiaries committing to actions to develop renewable energy and reduce dependence on fossil fuels in support of the HCEI
EPA	U.S. Environmental Protection Agency
ERL	Environmental Response Law of the State of Hawaii
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
federal	U.S. Government
FERC	Federal Energy Regulatory Commission
FHLB	Federal Home Loan Bank

GLOSSARY OF TERMS (continued)

Terms	Definitions
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Financing Corporation
FIN	Financial Accounting Standards Board Interpretation No.
FNMA	Federal National Mortgage Association
GAAP	U. S. generally accepted accounting principles
GHG	Greenhouse gas
GNMA	Government National Mortgage Association
HCEI	Hawaii Clean Energy Initiative
HC&S	Hawaiian Commercial & Sugar Company, a division of A&B-Hawaii, Inc.
HECO	Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Hawaii Electric Light Company, Inc., Maui Electric Company, Limited, Renewable Hawaii, Inc., Uluwehiokama Biofuels Corp. and HECO Capital Trust III. Former subsidiaries include HECO Capital Trust I (dissolved and terminated in 2004)* and HECO Capital Trust II (dissolved and terminated in 2004)*. (*unconsolidated subsidiaries as of January 1, 2004)
HECO’s Consolidated Financial Statements	Hawaiian Electric Company, Inc.’s Consolidated Financial Statements, which is incorporated by reference into Parts I, II, III and IV of this Form 10-K to HECO Exhibit 99 to HECO’s Current Report on Form 8-K dated February 19, 2009
HECO’s MD&A	Hawaiian Electric Company, Inc.’s Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated into Part II, Item 7 of this Form 10-K by reference to HECO Exhibit 99 to HECO’s Current Report on Form 8-K dated February 19, 2009
HEI	Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., HEI Diversified, Inc., Pacific Energy Conservation Services, Inc., HEI Properties, Inc., HEI Investments, Inc. (in dissolution), Hawaiian Electric Industries Capital Trust II, Hawaiian Electric Industries Capital Trust III and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.). Former subsidiaries are listed under Company.
HEI’s Annual Report	Selected sections of Hawaiian Electric Industries, Inc.’s 2008 Annual Report to Shareholders, which are incorporated into various parts of this Form 10-K by reference to HEI Exhibit 13 to HEI’s Current Report on Form 8-K dated February 19, 2009
HEI’s Consolidated Financial Statements	Hawaiian Electric Industries, Inc.’s Consolidated Financial Statements, which are incorporated into Part II, Item 8 of this Form 10-K by reference to HEI Exhibit 13 to HEI’s Current Report on Form 8-K dated February 19, 2009
HEI’s MD&A	Hawaiian Electric Industries, Inc.’s Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated into Part II, Item 7 of this Form 10-K by reference to HEI Exhibit 13 to HEI’s Current Report on Form 8-K dated February 19, 2009
HEI 2009 Proxy Statement	Selected sections of Hawaiian Electric Industries, Inc.’s 2009 Proxy Statement to be filed, which are incorporated into this Form 10-K by reference
HEIDI	HEI Diversified, Inc., a wholly-owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
HEIII	HEI Investments, Inc. (formerly HEI Investment Corp.) (in dissolution), a direct subsidiary of Hawaiian Electric Industries, Inc. since January 2007 and formerly a wholly-owned subsidiary of HEI Power Corp.
HEIPI	HEI Properties, Inc., a wholly-owned subsidiary of Hawaiian Electric Industries, Inc.
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELCO	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.
HEP	Hamakua Energy Partners, L.P., formerly known as Encogen Hawaii, L.P.
HITI	Hawaiian Interisland Towing, Inc.
HTB	Hawaiian Tug & Barge Corp. On November 10, 1999, HTB sold substantially all of its operating assets and the stock of Young Brothers, Limited, and changed its name to The Old Oahu Tug Services, Inc.
IPP	Independent power producer
IRP	Integrated resource plan
Kalaeloa	Kalaeloa Partners, L.P.

GLOSSARY OF TERMS (continued)

Terms	Definitions
kV	kilovolt
KWH	Kilowatthour
LSFO	Low sulfur fuel oil
MBtu	Million British thermal unit
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MECO	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
MSFO	Medium sulfur fuel oil
MW	Megawatt/s (as applicable)
NA	Not applicable
NM	Not meaningful
OPA	Federal Oil Pollution Act of 1990
OTS	Office of Thrift Supervision, Department of Treasury
PCB	Polychlorinated biphenyls
PECS	Pacific Energy Conservation Services, Inc., a wholly-owned subsidiary of Hawaiian Electric Industries, Inc.
PGV	Puna Geothermal Venture
PPA	Power purchase agreement
PUC	Public Utilities Commission of the State of Hawaii
PURPA	Public Utility Regulatory Policies Act of 1978
QF	Qualifying Facility under the Public Utility Regulatory Policies Act of 1978
QTL	Qualified Thrift Lender
RCRA	Resource Conservation and Recovery Act of 1976
Registrant	Each of Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc.
RHI	Renewable Hawaii, Inc., a wholly owned subsidiary of Hawaiian Electric Company, Inc.
ROACE	Return on average common equity
RPS	Renewable portfolio standards
SAIF	Savings Association Insurance Fund
SARs	Stock appreciation rights
SEC	Securities and Exchange Commission
See	Means the referenced material from HEI Exhibit 13 and/or HECO Exhibit 99 to HEI’s and HECO’s Current Report on Form 8-K dated February 19, 2009 is incorporated by reference as if fully set forth herein (or means refer to the section in this document or the referenced document)
SFAS	Statement of Financial Accounting Standards
SOIP	1987 Stock Option and Incentive Plan, as amended
ST	Steam turbine
state	State of Hawaii
Tesoro	Tesoro Hawaii Corporation dba BHP Petroleum Americas Refining Inc., a fuel oil supplier
TOOTS	The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.), a wholly-owned subsidiary of Hawaiian Electric Industries, Inc. On November 10, 1999, HTB sold the stock of YB and substantially all of HTB’s operating assets and changed its name.
UBC	Uluwehiokama Biofuels Corp., a newly formed, non-regulated subsidiary of Hawaiian Electric Company, Inc.
UST	Underground storage tank
YB	Young Brothers, Limited, which was sold on November 10, 1999, was formerly a wholly-owned subsidiary of Hawaiian Tug & Barge Corp.

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

Risks, uncertainties and other important factors that could cause actual results to differ materially from those in forward-looking statements and from historical results include, but are not limited to, the following:

•

the effects of international, national and local economic conditions, including the state of the Hawaii tourist and construction industries, the strength or weakness of the Hawaii and continental U.S. real estate markets (including the fair value and/or the actual performance of collateral underlying loans and mortgage-related securities held by American Savings Bank, F.S.B. (ASB)), decisions concerning the extent of the presence of the federal government and military in Hawaii, and the implications and potential impacts of current capital and credit market conditions and federal and state responses to those conditions, such as the Emergency Economic Stabilization Act of 2008 (plan for a $700 billion bailout of the financial industry) and American Economic Recovery and Reinvestment Act of 2009 (economic stimulus package);

•	the effects of weather and natural disasters, such as hurricanes, earthquakes, tsunamis, lightning strikes and the potential effects of global warming;

•

global developments, including the effects of terrorist acts, the war on terrorism, continuing U.S. presence in Iraq and Afghanistan, potential conflict or crisis with North Korea and in the Middle East, Iran’s nuclear activities and potential avian flu pandemic;

•	the timing and extent of changes in interest rates and the shape of the yield curve;

•

the ability of the Company to access credit markets to obtain commercial paper and other short-term and long-term debt financing and to access capital markets to issue preferred stock or hybrid securities (the electric utilities) and common stock (HEI) under volatile and challenging market conditions;

•	the risks inherent in changes in the value of and market for securities available for sale and in the value of pension and other retirement plan assets;

•

changes in laws, regulations, market conditions and other factors that result in changes in assumptions used to calculate retirement benefits costs and funding requirements and the fair value of ASB used to test goodwill for impairment;

•

increasing competition in the electric utility and banking industries (e.g., increased self-generation of electricity may have an adverse impact on HECO’s revenues and increased price competition for deposits, or an outflow of deposits to alternative investments, may have an adverse impact on ASB’s cost of funds);

•

the effects of the implementation of the Energy Agreement with the State of Hawaii and Consumer Advocate (Energy Agreement) setting forth the goals and objectives of a Hawaii Clean Energy Initiative (HCEI), the fulfillment by the utilities of their commitments under the Energy Agreement and revenue decoupling;

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

•

the risks associated with increasing reliance on renewable energy, as contemplated under the Energy Agreement, including the availability of non-fossil fuel supplies for renewable generation and the operational impacts of adding intermittent sources of renewable energy to the electric grid;

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

•

federal, state, county and international governmental and regulatory actions, such as changes in laws, rules and regulations applicable to HEI, HECO, ASB and their subsidiaries (including changes in taxation, regulatory changes resulting from the HCEI, environmental laws and regulations, the potential regulation of greenhouse gas emissions (GHG) and governmental fees and assessments); decisions by the Public Utilities Commission of the State of Hawaii (PUC) in rate cases (including decisions on ECACs) and other proceedings and by other agencies and courts on land use, environmental and other permitting issues (such as required corrective actions, restrictions and penalties that may arise, for example with respect to environmental conditions or renewable portfolio standards (RPS)); enforcement actions by the Office of Thrift Supervision (OTS) and other governmental authorities (such as consent orders, required corrective actions, restrictions and penalties that may arise, for example, with respect to compliance deficiencies under the Bank Secrecy Act or other regulatory requirements or with respect to capital adequacy);

v

•

increasing operation and maintenance expenses and investment in infrastructure for the electric utilities, resulting in the need for more frequent rate cases, and increasing noninterest expenses at ASB;

•	the risks associated with the geographic concentration of HEI’s businesses;

•

the effects of changes in accounting principles applicable to HEI, HECO, ASB and their subsidiaries, including the adoption of International Financial Reporting Standards or new accounting principles, continued regulatory accounting under Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” and the possible effects of applying Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities,” and Emerging Issues Task Force (EITF) Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease,” to PPAs with IPPs;

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

•

other risks or uncertainties described elsewhere in this report and in other reports (e.g., Item 1A. Risk Factors) previously and subsequently filed by HEI and/or HECO with the Securities and Exchange Commission (SEC).

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

HECO and its operating utility subsidiaries, Hawaii Electric Light Company, Inc. (HELCO) and Maui Electric Company, Limited (MECO), are regulated electric public utilities. HECO also owns all the common securities of HECO Capital Trust III (Delaware statutory trust), which was formed to effect the issuance of $50 million of cumulative quarterly income preferred securities in 2004, for the benefit of HECO, HELCO and MECO. In December 2002, HECO formed a subsidiary, Renewable Hawaii, Inc., to invest in renewable energy projects. In September 2007, HECO formed another subsidiary, Uluwehiokama Biofuels Corp. (UBC), to invest in a biodiesel refining plant to be built on the island of Maui.

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

ASB, acquired in 1988, is one of the largest financial institutions in the State of Hawaii with assets of $5.4 billion as of December 31, 2008.

HEIPI, whose predecessor company was formed in February 1998, holds venture capital investments (in companies based in Hawaii and the U.S. mainland) with a carrying value of $1.5 million as of December 31, 2008.

HEI Investment Corp. (HEIIC), incorporated in May 1984 primarily to make passive investments in corporate securities and other long-term investments, changed its name to HEI Investments, Inc. (HEIII) in January 2000. HEIII is not an “investment company” regulated under the Investment Company Act of 1940. HEIII’s long-term investments previously consisted primarily of investments in leveraged leases, the last of which was sold in November 2007. HEIII has filed articles of dissolution and is winding up its affairs.

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

Recent developments and updates (to information incorporated by reference into this Form 10-K from HEI’s and HECO’s MD&As and HEI’s and HECO’s Consolidated Financial Statements in HEI Exhibit 13 and HECO Exhibit 99 to the Company’s Current Report on Form 8-K dated February 19, 2009) are included in the discussions below, including “HEI—Securities ratings,” “Electric utility—Regulation—Environmental regulation—Air quality controls” and “Bank—Regulation—Capital Purchase Program.”

Regulation

HEI and HECO are each holding companies within the meaning of the Public Utility Holding Company Act of 2005 and implementing regulations (2005 Act) and filed a required notification of that status on February 21, 2006. The 2005 Act requires holding companies and their subsidiaries to grant the Federal Energy Regulatory Commission (FERC) access to books and records relating to FERC’s jurisdictional rates, and also imposes certain record retention, accounting and reporting requirements. However upon application, FERC granted HEI and HECO a waiver of these record retention, accounting and reporting requirements, effective May 2006.

HEI is subject to an agreement entered into with the PUC (the PUC Agreement), which agreement among other things, requires HEI to provide the PUC with periodic financial information and other reports concerning intercompany transactions and other matters. It also prohibits the electric utilities from loaning funds to HEI or its nonutility subsidiaries and from redeeming common stock of the electric utility subsidiaries without PUC approval. Further, the PUC could limit the ability of the electric utility subsidiaries to pay dividends on their common stock. See “Restrictions on dividends and other distributions” and “Electric utility—Regulation” below.

As a result of the acquisition of ASB, HEI and HEIDI are subject to OTS registration, supervision and reporting requirements as savings and loan holding companies. In the event the OTS has reasonable cause to believe that any activity of HEI or HEIDI constitutes a serious risk to the financial safety, soundness or stability of ASB, the OTS is authorized under the Home Owners’ Loan Act of 1933, as amended, to impose certain restrictions on HEI, HEIDI and/or any of their subsidiaries. Possible restrictions include limiting: (i) the payment of dividends by ASB; (ii) transactions between ASB, HEI or HEIDI, and their subsidiaries or affiliates; and (iii) the activities of ASB that might expose ASB to the liabilities of HEI and/or HEIDI and their other affiliates. See “Restrictions on dividends and other distributions” below.

OTS regulations generally prohibit savings and loan holding companies and their nonthrift subsidiaries from engaging in activities other than those which are specifically enumerated in the regulations. However, the OTS regulations provide for an exemption which is available to HEI and HEIDI if ASB satisfies the qualified thrift lender (QTL) test discussed under “Bank—Regulation—Qualified thrift lender test.” ASB met the QTL test at all times during 2008; however, the failure of ASB to satisfy the QTL test in the future could result in a need to divest ASB. If such divestiture were to be required, federal law limits the type of entities eligible to acquire ASB.

HEI and HEIDI are prohibited, directly or indirectly, or through one or more subsidiaries, from (i) acquiring control of, or acquiring by merger or purchase of assets of another insured institution or holding company without prior written OTS approval; (ii) acquiring more than 5% of the voting shares of another savings association or savings and loan holding company which is not a subsidiary; or (iii) acquiring or retaining control of a savings association not insured by the Federal Deposit Insurance Corporation (FDIC).

Restrictions on dividends and other distributions. HEI is a legal entity separate and distinct from its various subsidiaries. As a holding company with no significant operations of its own, the principal sources of its funds are dividends or other distributions from its operating subsidiaries, borrowings and sales of equity. The rights of HEI and, consequently, its creditors and shareholders, to participate in any distribution of the assets of any of its subsidiaries are subject to the prior claims of the creditors and preferred stockholders of such subsidiary, except to the extent that claims of HEI in its capacity as a creditor are recognized as primary.

The abilities of certain of HEI’s subsidiaries to pay dividends or make other distributions to HEI are subject to contractual and regulatory restrictions. Under the PUC Agreement, in the event that the consolidated common stock equity of the electric utility subsidiaries falls below 35% of total electric utility capitalization (including the current maturities of long-term debt, but excluding short-term borrowings), the electric utility subsidiaries would, absent PUC approval, be restricted in their payment of cash dividends to 80% of the earnings available for the payment of dividends in the current fiscal year and preceding five years, less the amount of dividends paid during that period. The PUC Agreement also provides that the foregoing dividend restriction shall not be construed as relinquishing any right the PUC may have to review the dividend policies of the electric utility subsidiaries. As of December 31, 2008, the consolidated common stock equity of HEI’s electric utility subsidiaries was 56% of their total capitalization (as calculated for purposes of the PUC Agreement). As of December 31, 2008, HECO and its subsidiaries had common stock equity of $1.2 billion of which approximately $506 million was not available for transfer to HEI without regulatory approval.

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

HEI and its subsidiaries are also subject to debt covenants, preferred stock resolutions and the terms of guarantees that could limit their respective abilities to pay dividends. The Company does not expect that the regulatory and contractual restrictions applicable to HEI and/or its subsidiaries will significantly affect the operations of HEI or its ability to pay dividends on its common stock.

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

Securities ratings

See the Standard & Poor’s (S&P) and Moody’s Investors Service’s (Moody’s) ratings of HEI’s and HECO’s securities and discussion under “Liquidity and capital resources” (both “HEI Consolidated” and “Electric utility”) in HEI’s MD&A. These ratings reflect only the view of the applicable rating agency at the time the ratings are issued, from whom an explanation of the significance of such ratings may be obtained. There is no assurance that any such credit rating will remain in effect for any given period of time or that such rating will not be lowered, suspended or withdrawn entirely by the applicable rating agency if, in such rating agency’s judgment, circumstances so warrant. Any such lowering, suspension or withdrawal of any rating may have an adverse effect on the market price or marketability of HEI’s and/or HECO’s securities, which could increase the cost of capital of HEI and HECO. Neither HEI nor HECO management can predict future rating agency actions or their effects on the future cost of capital of HEI or HECO.

Revenue bonds are issued by the Department of Budget and Finance of the State of Hawaii for the benefit of HECO and its subsidiaries, but the source of their repayment are the unsecured obligations of HECO and its subsidiaries under loan agreements and notes issued to the Department, including HECO’s guarantees of its subsidiaries’ obligations. The payment of principal and interest due on all revenue bonds currently outstanding are insured either by Ambac Assurance Corporation, Financial Guaranty Insurance Company, MBIA Insurance Corporation or Syncora Guarantee Inc. (formerly XL Capital Assurance Inc.). See the discussion of the downgrades of the ratings of these insurers under “Electric Utility—Liquidity and capital resources” in HEI’s MD&A. Following MBIA Insurance Corporation’s announced restructuring, the revenue bonds issued for HECO and its subsidiaries and insured by MBIA Insurance Corporation have been reinsured by MBIA Insurance Corp. of Illinois (MBIA Illinois), whose financial strength rating by S&P is “AA-” compared to a rating of “BBB+” for MBIA Insurance Corporation. Moody’s has announced it will assign ratings to the reinsured municipal securities based on the higher of its insurance financial strength rating of MBIA Illinois or the published underlying rating. The insurance financial strength rating of MBIA Illinois by Moody’s is “Baa1,” which is the same as Moody’s issuer rating for HECO.

Employees

As of December 31, 2008, 2007, 2006, 2005 and 2004 the Company had full-time employees as follows:

December 31	2008	2007	2006	2005	2004
HEI	41	42	41	42	45
HECO and its subsidiaries	2,203	2,145	2,085	2,066	2,013
ASB and its subsidiaries	1,313	1,330	1,318	1,272	1,291
Other subsidiaries	3	3	3	3	5

	3,560	3,520	3,447	3,383	3,354

The employees of HEI and its direct and indirect subsidiaries, other than the electric utilities, are not covered by any collective bargaining agreement. Of the 2,203 full time employees of HECO and its subsidiaries as of December 31, 2008, 57% were covered by collective bargaining agreements. See the discussion of “Collective bargaining agreements” in Note 3 to HEI’s Consolidated Financial Statements.

Properties

HEI leases office space from nonaffiliated lessors in downtown Honolulu under leases that expire in May 2011. HEI also subleases office space in a downtown Honolulu building leased by HECO under a lease that expires in November 2021, with an option to extend to November 2024.

Electric utility

HECO and subsidiaries and service areas

HECO, HELCO and MECO are regulated operating electric public utilities engaged in the production, purchase, transmission, distribution and sale of electricity on the islands of Oahu; Hawaii; and Maui, Lanai and Molokai, respectively. HECO acquired MECO in 1968 and HELCO in 1970. In 2008, the electric utilities’ revenues and net income amounted to approximately 89% and 102%, respectively, of HEI’s consolidated revenues and net income, compared to approximately 83% and 62% in 2007 and approximately 84% and 69% in 2006, respectively.

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

Sales of electricity

The following table sets forth the number of electric customer accounts as of December 31, 2008, 2007 and 2006 and electric sales revenues by company for each of the years then ended:

Years ended December 31	2008		2007		2006
(dollars in thousands)	Customer accounts*	Electric sales revenues	Customer accounts*	Electric sales revenues	Customer accounts*	Electric sales revenues
HECO	293,740	$1,948,243	294,591	$1,380,726	292,988	$1,361,566
HELCO	79,606	445,214	78,983	360,684	76,417	338,786
MECO	67,065	451,042	66,323	349,138	64,937	343,916

	440,411	$2,844,499	439,897	$2,090,548	434,342	$2,044,268

*	As of December 31.

Seasonality. Kilowatthour (KWH) sales of HECO and its subsidiaries follow a seasonal pattern, but they do not experience the extreme seasonal variation due to extreme weather variations like some electric utilities on the U.S. mainland. KWH sales in Hawaii tend to increase in the warmer summer months, probably as a result of increased demand for air conditioning.

Significant customers. HECO and its subsidiaries derived approximately 10% in 2008, 9% in 2007 and 10% in 2006 of their operating revenues from the sale of electricity to various federal government agencies.

Under a new Basic Ordering Agreement (BOA) with the federal Department of Defense (DOD) entered into in 2007, which expires in 2012, and earlier BOAs and other agreements, HECO has completed energy conservation and other projects for federal agencies over the years, although the number of projects completed has decreased through the years.

Executive Order 13123, adopted in 1994, mandated that each federal agency develop and implement a program to reduce energy consumption by 35% by the year 2010 to the extent that these measures are cost effective. The 35% reduction was measured relative to the agency’s 1985 energy use. The Energy Policy Act of 2005 further mandated that federal buildings reduce energy consumption by up to 20% by fiscal year 2015 relative to base fiscal year 2003 consumption to the extent that these measures are cost effective. The Act also establishes energy conservation goals at the state level for federally funded programs; stricter conservation measures for a variety of large energy consuming products; tax credits for energy efficient homes, solar energy, fuel cells and microturbine power plants; and includes other energy-related provisions. HECO continues to work with various federal agencies to implement DSM programs that will help them achieve their energy reduction objectives. Neither HEI nor HECO management can predict with certainty the impact of federal mandates on HEI’s or HECO’s future financial condition, results of operations or liquidity.

Selected consolidated electric utility operating statistics

Years ended December 31,	2008	2007	2006	2005	2004
KWH sales (millions)
Residential	2,924.7	3,035.5	3,022.2	3,008.0	3,000.6
Commercial	3,326.3	3,340.6	3,313.3	3,288.5	3,247.3
Large light and power	3,632.9	3,690.2	3,728.8	3,742.0	3,762.6
Other	52.3	51.8	51.5	51.4	52.8

	9,936.2	10,118.1	10,115.8	10,089.9	10,063.3

KWH net generated and purchased (millions)
Net generated	6,261.8	6,478.6	6,610.8	6,485.3	6,572.5
Purchased	4,248.2	4,228.0	4,094.4	4,167.5	4,066.5

	10,510.0	10,706.6	10,705.2	10,652.8	10,639.0

Losses and system uses (%)	5.2	5.3	5.3	5.1	5.2
Energy supply (December 31)
Net generating capability—MW	1,687	1,685	1,669	1,644	1,642
Firm purchased capability—MW	540	538	535	540	529

	2,227	2,223	2,204	2,184	2,171

Net peak demand—MW [1]	1,590	1,635	1,685	1,641	1,694
Btu per net KWH generated	10,700	10,807	10,848	10,873	10,767
Average fuel oil cost per Mbtu (cents)	1,840.0	1,108.2	1,094.1	908.6	684.3

Customer accounts (December 31)
Residential	383,042	381,964	376,783	372,638	366,217
Commercial	55,243	55,869	55,493	54,647	53,854
Large light and power	543	554	567	559	555
Other	1,583	1,510	1,499	1,472	1,420

	440,411	439,897	434,342	429,316	422,046

Electric revenues (thousands)
Residential	$935,061	$713,241	$690,425	$607,031	$527,970
Commercial	973,048	714,218	695,247	611,403	522,230
Large light and power	921,321	652,298	648,066	569,016	483,737
Other	15,069	10,791	10,530	9,200	8,148

	$2,844,499	$2,090,548	$2,044,268	$1,796,650	$1,542,085

Average revenue per KWH sold (cents)	28.63	20.66	20.21	17.81	15.32
Residential	31.97	23.50	22.85	20.18	17.60
Commercial	29.25	21.38	20.98	18.59	16.08
Large light and power	25.36	17.68	17.38	15.21	12.86
Other	28.81	20.81	20.44	17.92	15.44

Residential statistics
Average annual use per customer account (KWH)	7,640	7,996	8,056	8,141	8,239
Average annual revenue per customer account	$2,443	$1,879	$1,840	$1,643	$1,450
Average number of customer accounts	382,821	379,621	375,143	369,495	364,225

[1]	Sum of the net peak demands on all islands served, noncoincident and nonintegrated.

Generation statistics

The following table contains certain generation statistics as of, and for the year ended, December 31, 2008. The net generating and firm purchased capability available for operation at any given time may be more or less than shown because of capability restrictions or temporary outages for inspection, maintenance, repairs or unforeseen circumstances.

	Island of Oahu-HECO	Island of Hawaii-HELCO	Island of Maui-MECO	Island of Lanai-MECO	Island of Molokai-MECO	Total
Net generating and firm purchased capability (MW) as of December 31, 2008[1]
Conventional oil-fired steam units	1,106.8	62.2	35.9	—	—	1,204.9
Diesel	29.5	30.8	96.8	9.3	9.6	176.0
Combustion turbines (peaking units)	101.8	—	—	—	—	101.8
Other combustion turbines	—	88.9	—	—	2.2	91.1
Combined-cycle unit	—	—	113.6	—	—	113.6
Firm contract power[2]	434.0	90.0	16.0	—	—	540.0

	1,672.1	271.9	262.3	9.3	11.8	2,227.4

Net peak demand (MW)	1,186.0	198.2	194.4	5.2	5.9	1,589.7 [3]
Reserve margin	46.3%	37.2%	34.9%	78.8%	100.0%	44.5%
Annual load factor	76.3%	71.5%	73.0%	66.7%	70.9%	75.3%
KWH net generated and purchased (millions)	7,950.6	1,244.8	1,247.4	30.4	36.8	10,510.0

[1]	HECO units at normal ratings; MECO and HELCO units at reserve ratings.
[2]

Nonutility generators—HECO: 208 MW (Kalaeloa Partners, L.P., oil-fired), 180 MW (AES Hawaii, Inc., coal-fired) and 46 MW (HPower, refuse-fired); HELCO: 30 MW (Puna Geothermal Venture, geothermal) and 60 MW (Hamakua Energy Partners, L.P., oil-fired); MECO: 16 MW (Hawaiian Commercial & Sugar Company, primarily bagasse-fired).

[3]	Noncoincident and nonintegrated.

Generating reliability and reserve margin

HECO serves the island of Oahu and HELCO serves the island of Hawaii. MECO has three separate electrical systems—one each on the islands of Maui, Molokai and Lanai. HECO, HELCO and MECO have isolated electrical systems that are not interconnected to each other or to any other electrical grid and, thus, each maintains a higher level of reserve generation than is typically carried by interconnected mainland U.S. utilities, which are able to share reserve capacity. These higher levels of reserve margins are required to meet peak electric demands, to provide for scheduled maintenance of generating units (including the units operated by IPPs relied upon for firm capacity) and to allow for the forced outage of the largest generating unit in the system. Although the planning for, and installation of, adequate levels of reserve generation have contributed to the achievement of generally high levels of system reliability, HECO is below preferred levels of total firm generating capacity and has made several public calls for energy conservation when reserves were especially narrow. See “Integrated resource planning, requirements for additional generating capacity and adequacy of supply” in HEI’s MD&A under “Electric utility.”

Integrated resource planning and clean energy scenario planning

The PUC issued an order in 1992 requiring the energy utilities in Hawaii to develop integrated resource plans (IRPs), which may be approved, rejected or modified by the PUC. The goal of integrated resource planning is the identification of demand- and supply-side resources and the integration of these resources for meeting near- and long-term consumer energy needs in an efficient and reliable manner at the lowest reasonable cost. In November 2008, the parties to the Energy Agreement filed requests with the PUC to move from the IRP process to a new Clean Energy Scenario Planning (CESP) process intended to be used to determine future investments in transmission, distribution and generation that will be necessary to facilitate high levels of renewable energy production. In November and December 2008, the PUC closed the utilities’ IRP dockets and directed them to suspend all activities pursuant to the IRP framework to allow for resources to be diverted to the development of CESP frameworks. See “Integrated resource planning, requirements for additional generating capacity and adequacy of supply” in HEI’s MD&A under “Electric utility.”

Nonutility generation

The Company has supported state and federal energy policies which encourage the development of renewable energy sources that reduce the use of fuel oil. The Company’s renewable energy sources range from wind, geothermal and hydroelectric power, to energy produced by the burning of bagasse (sugarcane waste) and municipal waste.

HECO PPAs. HECO currently has three major PPAs. In March 1988, HECO entered into a PPA with AES Barbers Point, Inc. (now known as AES Hawaii, Inc. (AES Hawaii)), a Hawaii-based, indirect subsidiary of The AES Corporation. The agreement with AES Hawaii, as amended, provides that, for a period of 30 years beginning September 1992, HECO will purchase 180 megawatts (MW) of firm capacity. The AES Hawaii 180 MW coal-fired cogeneration plant utilizes a “clean coal” technology and is designed to sell sufficient steam to be a “Qualifying Facility” (QF) under the Public Utility Regulatory Policies Act of 1978 (PURPA). On December 28, 2007, AES Hawaii filed an application with the FERC for a limited waiver of FERC’s operating standard for a qualifying cogeneration facility for 2007, because it determined that it will be unable to meet the QF operating standard for 2007. Under the PPA between HECO and AES Hawaii, any change in QF status does not affect either HECO’s or AES Hawaii’s obligations. In 2003, HECO consented to AES Hawaii’s proposed refinancing and received consideration for its consent, primarily in the form of a PPA amendment that reduced the cost of firm capacity retroactive to June 1, 2003, which benefit is being passed on to ratepayers through a reduction in rates. AES Hawaii also granted HECO an option, subject to certain conditions, to acquire an interest in portions of the AES Hawaii facility site that are not needed for the existing plant operations, and which potentially could be used for the development of another coal-fired facility.

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

HECO purchases energy on an as-available basis from two nonutility generators, which are qualifying cogeneration facilities at two oil refineries, Chevron USA, Inc. (10 MW) and Tesoro Hawaii Corporation (19 MW). Both contracts continue unless either party wants to terminate with 90 days notice. In addition, HECO has a contract to purchase as-available energy from Hoku Solar’s photovoltaic facility (up to 300 kWdc) to be located on the roof of HECO’s Archer Substation and expects to purchase energy by June 2009.

The PUC has allowed rate recovery for the purchased energy costs related to HECO’s as-available energy PPAs and for the firm capacity and purchased energy costs related to HECO’s three major PPAs that provide a total of 434 MW of firm capacity, representing 26% of HECO’s total net generating and firm purchased capacity on Oahu as of December 31, 2008.

HELCO and MECO PPAs. As of December 31, 2008, HELCO has PPAs for 90 MW and MECO has PPAs for 16 MW (includes 4 MW of system protection) of firm capacity, which PPAs have been approved by the PUC.

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

HELCO and MECO purchase energy on an as-available basis from a number of nonutility generators, including hydroelectric facilities, windfarms and photovoltaic systems. The PUC has allowed rate recovery for the firm capacity and purchased energy costs for HELCO’s and MECO’s approved firm capacity and as-available energy PPAs.

Fuel oil usage and supply

The rate schedules of the Company’s electric utility subsidiaries include ECACs under which electric rates (and consequently the revenues of the electric utility subsidiaries generally) are adjusted for changes in the weighted-average price paid for fuel oil and certain components of purchased power, and the relative amounts of company-generated power and purchased power. See discussion of rates and issues relating to the ECAC below under “Rates,” and “Electric utility—Certain factors that may affect future results and financial condition—Regulation of electric utility rates” and “Electric utility–Material estimates and critical accounting policies–Revenues” in HEI’s MD&A.

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

The diesel supplies acquired by the Lanai Division of MECO are purchased under the provisions of a contract with a local petroleum wholesaler, Lanai Oil Co., Inc., which provides for automatic one-year term extensions unless terminated by either party with 180 days notice.

See the fuel oil commitments information set forth in the “Fuel contracts” section in Note 3 to HEI’s Consolidated Financial Statements.

The following table sets forth the average cost of fuel oil used by HECO, HELCO and MECO to generate electricity in the years 2008, 2007 and 2006:

	HECO		HELCO		MECO		Consolidated
	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu
2008	110.89	1,763.0	108.89	1,758.8	132.25	2,216.2	114.50	1,840.0
2007	64.13	1,017.4	70.24	1,135.9	89.31	1,496.8	69.08	1,108.2
2006	63.33	1,004.9	70.21	1,138.7	85.46	1,431.9	68.13	1,094.1

The average per-unit cost of fuel oil consumed to generate electricity for HECO, HELCO and MECO reflects a different volume mix of fuel types and grades. In 2008, 99% of HECO’s generation fuel consumption consisted of LSFO. The balance of HECO’s fuel consumption was diesel. Diesel made up approximately 25% of HELCO’s and 76% of MECO’s fuel consumption. MSFO made up the remainder of the fuel consumption of HELCO and MECO. During 2008, the prices of LSFO, MSFO and diesel rose with crude oil prices, peaked in the August-September period, and gradually fell to end the year below the January 2008 level. In 2007, over 98% of HECO’s generation fuel consumption consisted of LSFO. The balance of HECO’s fuel consumption was diesel. Diesel made up approximately 26% of HELCO’s and 76% of MECO’s fuel consumption. MSFO made up the remainder of the fuel consumption of HELCO and MECO. In 2006, over 99% of HECO’s generation fuel consumption consisted of LSFO. The balance of HECO’s fuel consumption was diesel. Diesel made up approximately 30% of HELCO’s and 75% of MECO’s fuel consumption. MSFO made up the remainder of the fuel consumption of HELCO and MECO. In general, MSFO is the least costly fuel, diesel is the most expensive fuel and the price of LSFO falls between the two on a per-barrel basis. During 2006, the prices of LSFO, MSFO and diesel rose with crude oil prices during the first half of the year, peaked in the May-June period and gradually fell in the year’s second half to end relatively close to the January 2006 level.

In December 2000, HELCO and MECO executed contracts of private carriage with Hawaiian Interisland Towing, Inc. (HITI) for the shipment of MSFO and diesel supplies from their fuel suppliers’ facilities on Oahu to storage locations on the islands of Hawaii and Maui, respectively, commencing January 1, 2002. The contracts were extended for a second 5-year term commencing January 1, 2007 and contain options for two additional 5-year extensions. On August 14, 2007 the equity interest of Smith Maritime, Ltd., the parent company of HITI, was acquired by a subsidiary of K-Sea Transportation Partners L.P., which provides refined petroleum products marine transportation, distribution and logistics services in the U.S. domestic marine transportation industry.

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

The Company estimates that 76% of the net energy generated and purchased by HECO and its subsidiaries in 2009 will be generated from the burning of oil. HECO generally maintains an average system fuel inventory level equivalent to 35 days of forward consumption. HELCO and MECO generally maintain an average system fuel inventory level equivalent to approximately one month’s supply of both MSFO and diesel. The PPAs with AES Hawaii and HEP require that they maintain certain minimum fuel inventory levels.

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

See “Electric utility–Results of operations–Most recent rate requests,” “Electric utility–Certain factors that may affect future results and financial condition–Regulation of electric utility rates” and “Electric utility–Material estimates and critical accounting policies–Revenues” in HEI’s MD&A and “Energy cost adjustment clauses” in Note 3 to HEI’s Consolidated Financial Statements.

Public Utilities Commission and Division of Consumer Advocacy of the State of Hawaii

Serving as Chairman of the PUC is Carlito P. Caliboso (whose term expires in June 2010), an attorney previously in private practice. Also serving as commissioners are: (1) John E. Cole (whose term expires in June 2012), who previously served as the Executive Director of the Division of Consumer Advocacy and, prior to holding that position, served as a member of the Governor of the State of Hawaii’s Policy Team, and (2) Leslie Kondo (whose term expires in June 2014), an attorney previously in private practice and who previously served as the Director of the State of Hawaii Office of Information Practices.

Serving as Executive Director of the Division of Consumer Advocacy is Catherine P. Awakuni, an attorney formerly with the PUC staff.

Competition

See “Electric utility–Certain factors that may affect future results and financial condition–Competition” in HEI’s MD&A.

Electric and magnetic fields

Research on potential adverse health effects from exposure to electric and magnetic fields (EMF) continues. To date, no definite relationship between EMF and health risks has been clearly demonstrated. In 1996, the National Academy of Sciences examined more than 500 studies and stated that “the current body of evidence does not show that exposure to EMFs presents a human-health hazard.” An extensive study released in 1997 by the National Cancer Institute and the Children’s Cancer Group found no evidence of increased risk for childhood leukemia from EMF. In 1999, the National Institute of Environmental Health Sciences (NIEHS) Director’s Report concluded that while EMF could not be found to be “entirely safe,” the evidence of a health risk was “weak” and did not warrant “aggressive” regulatory actions. In 2002, the NIEHS further stated that for “most health outcomes,” there is “no evidence that EMF exposures have adverse effects,” and also that there “is some evidence from epidemiology studies that exposure to power-frequency EMF is associated with an increased risk for childhood leukemia.” In the same brochure, the NIEHS further concluded that this association is “difficult to interpret in the absence of reproducible laboratory evidence or a scientific explanation that links magnetic fields with childhood leukaemia.” In 2007, the World Health Organization issued a fact sheet stating that “the evidence related to childhood leukemia is not strong enough to be considered causal.” Regarding studies of a number of other health effects including childhood cancers, cancers in adults, developmental disorders and neurobehavioral effects, among others, the World Health Organization’s fact sheet concluded “that scientific evidence supporting an association between ELF (extremely low frequency) magnetic field exposure and all of these health effects is much weaker than for childhood leukemia.”

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

In July 2007, Act 234 of the 2007 Hawaii State Legislature became law and requires a statewide reduction of GHG emissions by January 1, 2020 to levels at or below the statewide GHG emission levels in 1990. It also establishes a task force (including HECO and its subsidiaries), which is charged with preparing a work plan and regulatory approach for “implementing the maximum practically and technically feasible and cost-effective reductions in greenhouse gas emissions from sources or categories of sources of greenhouse gases” to achieve 1990 statewide GHG emission levels. HECO and its subsidiaries have been tracking carbon dioxide emissions, the primary greenhouse gas emitted by fossil fuel combustion for electricity production, since 1996 and reporting them to the federal Department of Energy. HECO and its subsidiaries have taken and continue to identify opportunities to take direct action to reduce such emissions from their operations, including, but not limited to, creating a DSM program that fosters energy efficiency, using renewable resources for energy production and purchasing power from IPPs generated by renewable resources, committing to burn renewable biodiesel in HECO’s next unit, and using biodiesel for startup and shutdown of selected MECO generation units. HECO seeks to identify and support viable technology for electricity production that will increase energy efficiency and reduce or eliminate GHG emissions. Implementation of actions included in the Energy Agreement under the Hawaii Clean Energy Initiative can further help achieve reduction or elimination of GHG emissions.

Legislation

See “Electric utility–Results of operations–Legislation and regulation” in HEI’s MD&A.

Commitments and contingencies

See “HEI Consolidated–Selected contractual obligations and commitments” and “Electric utility–Certain factors that may affect future results and financial condition–Other regulatory and permitting contingencies” in HEI’s MD&A, Item 1A. Risk Factors, and Note 3 to HEI’s Consolidated Financial Statements for a discussion of important commitments and contingencies, including (but not limited to) fuel contracts, PPAs, interim increases, HCEI, ECACs, major projects and the Honolulu Harbor environmental investigation and response.

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

In 1996, the PUC issued an order instituting a proceeding to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. In October 2003, the PUC closed the competition proceeding and opened investigative proceedings on two specific issues (competitive bidding and DG) to move toward a more competitive electric industry environment under cost-

based regulation. For a discussion of the decision and orders issued by the PUC in the competitive bidding and DG proceedings, see “Electric utility–Certain factors that may affect future results and financial condition–Competition” in HEI’s MD&A.

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

In January 1993, to address community concerns expressed at the time, HECO proposed that the PUC initiate a review of the relationship between HEI and HECO and the effects of that relationship on the operations of HECO. The PUC opened a docket and initiated such a review and in May 1994, the PUC selected a consultant. The consultant’s 1995 report concluded that “on balance, diversification has not hurt electric ratepayers.” Other major findings were that (1) no utility assets have been used to fund HEI’s nonutility investments or operations, (2) management processes within the electric utilities operate without interference from HEI and (3) HECO’s access to capital did not suffer as a result of HEI’s involvement in nonutility activities and that diversification did not permanently raise or lower the cost of capital incorporated into the rates paid by HECO’s utility customers. In December 1996, the PUC issued an order that adopted the report in its entirety, ordered HECO to continue to provide the PUC with status reports on its compliance with the PUC agreement (pursuant to which HEI became the holding company of HECO) and closed the investigation and proceeding. In the order, the PUC also stated that it adopted the recommendation of the DOD that HECO, HELCO and MECO present a comprehensive analysis of the impact that the holding company structure and investments in nonutility subsidiaries have on a case-by-case basis on the cost of capital to each utility in future rate cases and remove such effects from the cost of capital. The PUC has accepted, in subsequent rate cases, the presentations made by HECO, HELCO and MECO that there was no such impact in those cases.

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

For a discussion of section 316(b) of the federal Clean Water Act, related U.S. Environmental Protection Agency (EPA) rules and their possible application to the electric utilities, see “Environmental regulation” in Note 3 to HEI’s Consolidated Financial Statements.

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

During 2008 and up through February 10, 2009, HECO, HELCO and MECO did not experience any significant petroleum releases. Except as otherwise disclosed herein, the Company believes that each subsidiary’s costs of responding to petroleum releases to date will not have a material adverse effect on the respective subsidiary or the Company.

EPA regulations under OPA also require certain facilities that store petroleum to prepare and implement SPCC Plans in order to prevent releases of petroleum to navigable waters of the U.S. HECO, HELCO and MECO facilities subject to the SPCC program are in compliance with these requirements. In July 2002, the EPA amended the SPCC regulations to include facilities, such as substations, that use (as opposed to store) petroleum products. HECO, HELCO and MECO have determined that the amended SPCC program applies to a number of their substations. Since 2002, the EPA issued several extensions of the compliance dates for the amended regulations. In 2008, the EPA issued an extension requiring existing facilities that started operation prior to August 16, 2002 must maintain or amend, and implement SPCC plans by July 1, 2009. In mid-January 2009, the EPA again extended the compliance date until November 20, 2009. Regulated facilities that started operations after August 16, 2002 were also required to prepare and implement an SPCC Plan by November 20, 2009. On January 20, 2009, however, President Obama’s Chief of Staff issued a memorandum entitled “Regulatory Review,” which delayed the effective dates of then pending regulations for 60 days. The EPA then withdrew the regulation extending SPCC compliance deadlines. Accordingly, it appears that the compliance deadline remains July 1, 2009, unless it is again extended. HECO, HELCO and MECO are developing and implementing SPCC plans for all facilities that are subject to the amended SPCC requirements.

Air quality controls. The generating stations of the utility subsidiaries operate under air pollution control permits issued by the Department of Health of the State of Hawaii (DOH) and, in a limited number of cases, by the EPA. The entire electric utility industry has been affected by the 1990 amendments to the Clean Air Act (CAA), changes to the National Ambient Air Quality Standard (NAAQS) for ozone, and adoption of a NAAQS for fine particulate matter.

Effective March 29, 2005, the EPA delisted coal-fired and oil-fired utility boilers (electric generating units or EGUs) from regulation under Section 112 of the CAA (the Delisting Rule). On the same date, the EPA issued a rule designed to control mercury emissions from coal-fired EGUs. The preamble to the mercury control rule stated that the EPA would not require control of nickel emissions from oil-fired EGUs. Subsequently, on October 21, 2005, the EPA issued a notice that it would reconsider the Delisting Rule. On May 31, 2006, the EPA confirmed the Delisting Rule, thereby confirming that the EPA was not requiring control of nickel emissions from the electric utilities’ oil-fired EGUs.

In February 2008, the federal Circuit Court of Appeals for the District of Columbia vacated the EPA’s Delisting Rule, which had removed coal- and oil-fired EGUs from the list of sources requiring control under Section 112 of the Clean Air Act. The EPA’s request for a rehearing was denied.

In October 2008, the EPA petitioned the U.S. Supreme Court to review the decision of the Circuit Court of Appeals for the District of Columbia vacating the EPA’s Delisting Rule. Also, an industry group sought review of the Delisting Rule decision. On February 6, 2009, the EPA filed a motion with the Supreme Court to dismiss its petition for review. In the motion, the EPA indicated that it would begin rulemaking to establish Maximum Achievable Control Technology (MACT) standards for EGUs. On February 23, 2009, the U.S. Supreme Court dismissed the petitions filed by the EPA and industry group requesting review of the decision vacating the EPA’s Delisting Rule.

The EPA is required to develop MACT standards for oil-fired EGU hazardous air pollutant emissions, including nickel compounds. Depending on the MACT standards developed, costs to comply with the standards could be significant. The Company is currently evaluating its options regarding potential MACT standards for applicable HECO steam units, but will need to review the standards adopted by the EPA before determining its ultimate response and course of action.

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

Both federal and state RCRA provisions identify certain wastes as hazardous and set forth measures that must be taken in the handling, storage, treatment, disposal and transportation of these wastes. Some wastes generated at steam electric generating stations possess characteristics that subject them to RCRA regulations. Since October 1986, all HECO generating stations have operated RCRA-exempt wastewater treatment units to treat potentially regulated wastes from occasional boiler waterside and fireside cleaning operations. Steam generating stations at MECO and HELCO also operate similar RCRA-exempt wastewater management systems.

The EPA issued a final regulatory determination on May 22, 2000, concluding that fossil fuel combustion wastes do not warrant regulation as hazardous under RCRA. This determination allows for more flexibility in waste management strategies. The electric utilities’ waste characterization programs continue to demonstrate the adequacy of the existing treatment systems. Waste recharacterization studies indicate that treatment facility waste streams are nonhazardous.

RCRA underground storage tank (UST) regulations require all facilities with USTs used for storing petroleum products to comply with leak detection, spill prevention and new tank standard retrofit requirements. All HECO, HELCO and MECO USTs currently meet these standards and continue in operation.

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

The Toxic Substances Control Act (TSCA) regulations specify procedures for the handling and disposal of polychlorinated biphenyls (PCB), a compound found in some transformer and capacitor dielectric fluids. The TSCA regulations also apply to responses to releases of PCB to the environment. HECO, HELCO and MECO have instituted procedures to monitor compliance with these regulations. In addition, HECO and its subsidiaries have implemented a program to identify and replace PCB transformers and capacitors in their systems. Management believes that all HECO, HELCO and MECO facilities are currently in compliance with PCB regulations.

Hawaii’s Environmental Response Law, as amended (ERL), governs releases of hazardous substances, including oil, to the environment in areas within the state’s jurisdiction. Responsible parties under the ERL are jointly, severally and strictly liable for a release of a hazardous substance. Responsible parties include owners or operators of a facility where a hazardous substance comes to be located and any person who at the time of disposal of the hazardous substance owned or operated any facility at which such hazardous substance was disposed. The DOH issued final rules (the State Contingency Plan) implementing the ERL in August 1995.

HECO is currently one of many parties involved in an ongoing investigation and remediation of releases of petroleum to the subsurface in the Honolulu Harbor area. (See Note 3 to HEI’s Consolidated Financial Statements.)

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

Research and development

HECO and its subsidiaries expensed approximately $4.0 million, $4.0 million and $1.8 million in 2008, 2007 and 2006, respectively, for research and development (R&D). In 2008 and 2007, the electric utilities’ contributions to the Electric Power Research Institute (EPRI) accounted for approximately half of the R&D expenses. In 2006, HELCO made contributions of $0.3 million to the EPRI and HECO and MECO did not make any contributions. There were also utility expenditures in 2008, 2007 and 2006 related to new technologies, customer use and pricing (e.g., peak pricing and tiered rates base on usage), biofuels and other renewables (e.g., wind power).

Properties

The utilities own transmission lines, distribution lines, underground cables, poles (some jointly) and towers. Electric lines are located over or under public and nonpublic properties. Lines are added when needed to serve increased loads and/or for reliability reasons. In some design districts on Oahu, lines must be placed underground. Under Hawaii law, the PUC generally must determine whether new 46 kilovolt (kV), 69 kV or 138 kV lines can be constructed overhead or must be placed underground.

See “HECO and subsidiaries and service areas” above for a discussion of the nonexclusive franchises of HECO and subsidiaries. Most of the leases, easements and licenses for HECO’s, HELCO’s and MECO’s lines have been recorded.

See “Generation statistics” above and “Limited insurance” in HEI’s MD&A for a further discussion of some of the electric utility properties.

HECO owns and operates three generating plants on the island of Oahu at Honolulu, Waiau and Kahe. These plants, along with distributed generators (at three substation sites, at HECO’s Kalaeloa pole yard and at HECO’s Iwilei tank farm), have an aggregate net generating capability of 1,238.1 MW as of December 31, 2008. The three plants are situated on HECO-owned land having a combined area of 535 acres and one 3-acre parcel of land under a lease expiring December 31, 2018. In addition, HECO owns a total of 138 acres of land on which substations, transformer vaults, distribution baseyards and the Kalaeloa cogeneration facility are located.

HECO owns overhead transmission lines, overhead distribution lines, underground cables, poles (fully owned or jointly owned) and steel or aluminum high voltage transmission towers. The transmission system operates at 46 kV and 138 kV. The total capacity of HECO’s transmission and distribution substations was 6,815,500 kilovoltamperes as of December 31, 2008.

HECO owns buildings and approximately 11.5 acres of land located in Honolulu which houses its operating, engineering and information services departments and a warehousing center. It also leases an office building and certain office spaces in Honolulu. The lease for the office building expires in November 2021, with an option to extend through November 2024. The leases for certain office spaces expire on various dates from October 31, 2009 through November 30, 2017 with options to extend to various dates through January 31, 2020.

HECO owns 19.2 acres of land at Campbell Industrial Park used to situate fuel oil storage facilities with a combined capacity of 1,002,000 barrels. HECO also owns fuel oil tanks at each of its plant sites with a total maximum usable capacity of 816,000 barrels and underground fuel pipelines that transport fuel from HECO’s tank farm at Campbell Industrial Park to HECO’s power plants at Waiau and Kahe. HECO also owns a fuel storage facility at its Iwilei site with a maximum usable capacity of 77,218 barrels, and an underground pipeline that transports fuel from that site to its Honolulu power plant.

HELCO owns and operates five generating plants on the island of Hawaii, two at Hilo and one at each of Waimea, Kona and Puna, along with distributed generators at substation sites. These plants have an aggregate net generating capability of 181.9 MW as of December 31, 2008 (excluding a small run-of-river hydro unit and a small windfarm). The plants are situated on HELCO-owned land having a combined area of approximately 44 acres. The distributed generators are located within HELCO-owned substation sites having a combined area of approximately 4 acres. HELCO also owns fuel storage facilities at these sites with a total maximum usable capacity of 76,041 barrels of bunker oil, and 48,812 barrels of diesel. HELCO also owns 6 acres of land in Kona, which is used for a baseyard, and one acre of land in Hilo, which houses its accounting, customer services and administrative offices. HELCO also leases 4 acres of land for its baseyard in Hilo under a lease expiring in 2030. In addition, HELCO owns a total of approximately 99 acres of land, and leases a total of approximately 9 acres of land, on which hydro facilities, substations and switching stations, microwave facilities, and transmission lines are located. The deeds to the sites located in Hilo contain certain restrictions, but the restrictions do not materially interfere with the use of the sites for public utility purposes. HELCO occupies 78 acres of land (located in Kamuela on the island of Hawaii) for the Lalamilo windfarm (with an aggregate net capability of 0.3 MW as of December 31, 2008), pursuant to a long-term agreement with the Water Commission of the County of Hawaii expiring in 2010.

MECO owns and operates two generating plants on the island of Maui, at Kahului and Maalaea, with an aggregate net generating capability of 244.3 MW as of December 31, 2008. The plants are situated on MECO-owned land having a combined area of 28.6 acres. MECO also owns fuel oil storage facilities at these sites with a total maximum usable capacity of 176,355 barrels. MECO owns two 1 MW stand-by diesel generators and a 6,000 gallon fuel storage tank located in Hana. MECO owns 65.7 acres of undeveloped land at Waena. Prior to September 12, 2007, the Waena land was used for agricultural purposes by the former landowner under a license agreement dated November 19, 1996. On September 12, 2007, the parties executed an amendment, which terminated the license with respect to a portion of the property measuring approximately 15 acres which has been identified as the site for a proposed biofuel plant. The September 12, 2007 amendment extended the term of the license for the remainder of the parcel on a month to month basis, terminable by either party upon thirty days written notice until the area is required for development by MECO for utility purposes, or until July 31, 2009, whichever occurs first.

MECO’s administrative offices and engineering and distribution departments are located on 9.1 acres of MECO-owned land in Kahului.

MECO also owns and operates smaller distribution systems, generation systems (with an aggregate net capability of 21.1 MW as of December 31, 2008) and fuel storage facilities on the islands of Lanai and Molokai, primarily on land owned by MECO.

Bank

General

ASB was granted a federal savings bank charter in January 1987. Prior to that time, ASB had operated since 1925 as the Hawaii division of American Savings & Loan Association of Salt Lake City, Utah. As of December 31, 2008, ASB was one of the largest financial institutions in the State of Hawaii based on total assets of $5.4 billion and deposits of $4.2 billion. In 2008, ASB’s revenues and net income amounted to approximately 11% and 20%, respectively, of HEI’s consolidated revenues and net income, compared to approximately 17% and 63% in 2007 and approximately 17% and 52% in 2006, respectively.

At the time of HEI’s acquisition of ASB in 1988, HEI agreed with the OTS’ predecessor regulatory agency that ASB’s regulatory capital would be maintained at a level of at least 6% of ASB’s total liabilities, or at such greater amount as may be required from time to time by regulation. Under the agreement, HEI’s obligation to contribute additional capital to insure that ASB would have a capital level required by the OTS was limited to a maximum aggregate amount of approximately $65.1 million. As of December 31, 2008, as a result of certain HEI contributions of capital to ASB, HEI’s maximum obligation to contribute additional capital has been reduced to approximately $28.3 million. ASB is subject to OTS regulations on dividends and other distributions applicable to financial institutions and ASB must receive a letter of non-objection from the OTS before it can declare and pay a dividend to HEI.

ASB’s earnings depend primarily on its net interest income—the difference between the interest income earned on earning assets (loans receivable and investment and mortgage-related securities) and the interest expense incurred on costing liabilities (deposit liabilities and other borrowings, including advances from the Federal Home Loan Bank (FHLB) of Seattle and securities sold under agreements to repurchase). Other factors affecting ASB’s operating results include provision for loan losses, fee income, other noninterest income (including gains and losses on sales of securities and notes and other-than-temporary impairments of securities) and noninterest expenses (including the loss on the early extinguishment of debt due to the balance sheet restructuring in June 2008).

For additional information about ASB, see the sections under “Bank” in HEI’s MD&A, HEI’s “Quantitative and Qualitative Disclosures about Market Risk” and Note 4 to HEI’s Consolidated Financial Statements.

The following table sets forth selected data for ASB for the years indicated (average balances calculated using the average daily balances):

Years ended December 31	2008	2007	2006
Common equity to assets ratio
Average common equity divided by average total assets	9.20%	8.30%	8.15%
Return on assets
Net income for common stock divided by average total assets	0.29	0.78	0.82
Return on common equity
Net income for common stock divided by average common equity	3.17	9.39	10.06
Tangible efficiency ratio
Total noninterest expense, less amortization of intangibles, divided by net interest income and noninterest income	85	66	65

All of the foregoing ratios and returns for 2008 were affected in 2008 by ASB’s restructuring of its balance sheet in June 2008.

ASB’s tangible efficiency ratio – the cost of earning $1 of revenue – increased from 65% in 2006 to 85% in 2008 primarily due to charges to noninterest income and noninterest expenses in 2008 as a result of the restructuring of its balance sheet.

Consolidated average balance sheet

See “Average balance sheet and net interest margin” in HEI’s MD&A.

In 2008, average investment and mortgage-related securities decreased by $1.1 billion primarily due to the restructuring of ASB’s balance sheet which included the sale of mortgage-related securities and agency notes. In 2007, average investment and mortgage-related securities decreased by $180.9 million primarily due to the use of proceeds from repayments in the portfolio to fund loans.

In 2008, average loans receivable increased by $249.3 million, or 6.4%, over 2007 average loans receivable. The growth in the loan portfolio was due to growth in home equity lines of credit, continued growth in commercial market loans and residential loans purchased. The average residential mortgage portfolio balance grew by

$158.4 million, or 5.5%, over 2007. The average commercial loan portfolio balance increased by $66.6 million, or 14.3%, due to higher originations. The average home equity line of credit loan portfolio balance grew by $42.0 million, or 21.9%, due to higher originations. The average commercial real estate loan portfolio balance was $13.4 million, or 4.2%, lower than 2007 primarily due to repayments of construction loans. Average consumer loan balances also decreased by $2.6 million, or 3.3%, over 2007. Average deposit balances decreased in 2008 by $183.5 million, as the downward trend in interest rates made it difficult to retain interest-bearing deposits. Average other borrowings decreased in 2008 by $531.8 million due to the early extinguishment of other borrowings in the balance sheet restructuring.

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

Asset/liability management

See HEI’s “Quantitative and Qualitative Disclosures about Market Risk.”

Interest income and interest expense

See “Results of operations—Bank” in HEI’s MD&A for a table of average balances, interest and dividend income, interest expense and weighted-average yields earned and rates paid for certain categories of earning assets and costing liabilities for the years ended December 31, 2008, 2007 and 2006.

The following table shows for the periods indicated the effect on net interest income of (1) changes in interest rates (change in weighted-average interest rate multiplied by prior year average balance) and (2) changes in volume (change in average balance multiplied by prior period weighted-average interest rate). Any remaining change is allocated to the above two categories on a pro rata basis.

(in thousands)	2008 vs. 2007			2007 vs. 2006
Increase (decrease) due to	Rate	Volume	Total	Rate	Volume	Total
Income from earning assets
Investment and mortgage-related securities	$(44,058)	$(2,204)	$(46,262)	$2,559	$(8,249)	$(5,690)
Loans receivable, net	15,466	(13,849)	1,617	1,101	12,882	13,983

	(28,592)	(16,053)	(44,645)	3,660	4,633	8,293

Expense from costing liabilities
Deposit liabilities	6,655	13,741	20,396	(6,148)	(2,117)	(8,265)
Other borrowings	20,252	13,826	34,078	(1,123)	(4,414)	(5,537)

	26,907	27,567	54,474	(7,271)	(6,531)	(13,802)

Net interest income	$(1,685)	$11,514	$9,829	$(3,611)	$(1,898)	$(5,509)

Noninterest income

In addition to net interest income, ASB has various sources of noninterest income, including fee income from credit and debit cards and fee income from deposit liabilities and other financial products and services. Noninterest income totaled approximately $46.1 million in 2008, $68.4 million in 2007 and $59.6 million in 2006. The decrease in noninterest income was primarily due to the loss on sale of securities from the balance sheet restructuring ($19.3 million) and an other-than-temporary impairment charge on two mortgage-related securities ($7.8 million). The increases in noninterest income for 2007 were due to higher fee income on deposit liabilities and other financial services, partially offset by lower income from the sale of investment and insurance products.

Lending activities

General. Loans and mortgage-related securities of $4.8 billion represented 88.4% of total assets as of December 31, 2008, compared to $6.2 billion, or 90.1%, and $6.0 billion, or 88.1%, as of December 31, 2007 and 2006, respectively. The decrease in the loans and mortgage-related securities balance was primarily due to the sale of mortgage-related securities in the balance sheet restructuring. See the discussion of “Balance sheet restructure” in Note 4 to HEI’s Consolidated Financial Statements. ASB’s loan portfolio consists primarily of conventional residential mortgage loans.

The following table sets forth the composition of ASB’s loan and mortgage-related securities portfolio as of the dates indicated:

December 31	2008		2007		2006		2005		2004
(dollars in thousands)	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total
Real estate loans [1]
Conventional (1-4 unit residential)	$2,958,442	61.6	$3,065,115	49.6	$2,697,421	45.0	$2,617,194	42.4	$2,464,133	39.9
Commercial	260,806	5.4	276,703	4.5	264,459	4.4	229,430	3.7	226,699	3.6
Construction and development	152,446	3.2	137,451	2.2	260,870	4.3	241,311	3.9	202,466	3.3

	3,371,694	70.2	3,479,269	56.3	3,222,750	53.7	3,087,935	50.0	2,893,298	46.8
Less: Deferred fees and discounts	(23,002)	(0.5)	(24,570)	(0.4)	(21,153)	(0.4)	(21,484)	(0.3)	(20,701)	(0.3)
Undisbursed loan funds	(64,189)	(1.3)	(71,272)	(1.2)	(117,094)	(1.9)	(140,271)	(2.3)	(132,208)	(2.1)
Allowance for loan losses	(10,254)	(0.2)	(8,581)	(0.1)	(13,693)	(0.2)	(16,212)	(0.3)	(15,663)	(0.3)

Total real estate loans, net	3,274,249	68.2	3,374,846	54.6	3,070,810	51.2	2,909,968	47.1	2,724,726	44.1

Other loans
Commercial	597,233	12.4	471,576	7.6	453,151	7.5	412,816	6.7	310,999	5.0
Consumer and other	362,386	7.5	278,080	4.5	275,047	4.6	259,048	4.2	232,189	3.8

	959,619	19.9	749,656	12.1	728,198	12.1	671,864	10.9	543,188	8.8
Less: Deferred fees and discounts	(1,832)	—	(1,679)	(0.1)	(880)	—	(613)	—	(526)	—
Undisbursed loan funds	—	—	—	—	(132)	—	(2)	—	(3)	—
Allowance for loan losses	(25,544)	(0.5)	(21,630)	(0.3)	(17,535)	(0.3)	(14,383)	(0.2)	(18,194)	(0.3)

Total other loans, net	932,243	19.4	726,347	11.7	709,651	11.8	656,866	10.7	524,465	8.5

Mortgage-related securities, net	597,717	12.4	2,080,744	33.7	2,218,103	37.0	2,604,920	42.2	2,928,507	47.4

Total loans and mortgage-related securities, net	$4,804,209	100.0	$6,181,937	100.0	$5,998,564	100.0	$6,171,754	100.0	$6,177,698	100.0

[1]	Includes renegotiated loans.

The following table summarizes ASB’s loan portfolio as of December 31, 2008 and 2007, excluding loans held for sale and undisbursed commercial real estate construction and development loan funds, based upon contractually scheduled principal payments and expected prepayments allocated to the indicated maturity categories:

December 31	2008				2007
Due	In 1 year or less	After 1 year through 5 years	After 5 years	Total	In 1 year or less	After 1 year through 5 years	After 5 years	Total
(in millions)
Residential loans - Fixed	$1,136	$1,286	$461	$2,883	$698	$1,293	$1,018	$3,009
Residential loans - Adjustable	72	35	3	110	79	54	4	137

	1,208	1,321	464	2,993	777	1,347	1,022	3,146

Commercial real estate loans - Fixed	21	57	81	159	16	42	72	130
Commercial real estate loans - Adjustable	69	66	21	156	75	49	33	157

	90	123	102	315	91	91	105	287

Consumer loans – Fixed	7	13	4	24	7	11	5	23
Consumer loans – Adjustable	45	104	171	320	51	124	68	243

	52	117	175	344	58	135	73	266

Commercial loans – Fixed	135	213	46	394	95	149	47	291
Commercial loans – Adjustable	122	77	4	203	132	49	—	181

	257	290	50	597	227	198	47	472

Total loans - Fixed	1,299	1,569	592	3,460	816	1,495	1,142	3,453
Total loans - Adjustable	308	282	199	789	337	276	105	718

	$1,607	$1,851	$791	$4,249	$1,153	$1,771	$1,247	$4,171

The decrease in fixed rate residential loans was due to repayments in the portfolio, low production and the sale of fixed rate loans in the secondary market

Origination, purchase and sale of loans. Generally, residential and commercial real estate loans originated by ASB are secured by real estate located in Hawaii. For additional information, including information concerning the geographic distribution of ASB’s mortgage-related securities portfolio and the geographic concentration of credit risk, see Note 13 to HEI’s Consolidated Financial Statements. The demand for loans is primarily dependent on the Hawaii real estate market, business conditions, interest rates and loan refinancing activity.

Residential mortgage lending. ASB’s general policy is to require private mortgage insurance when the loan-to-value ratio of the property exceeds 80% of the lower of the appraised value or purchase price at origination. For nonowner-occupied residential properties, the loan-to-value ratio may not exceed 90% of the lower of the appraised value or purchase price at origination.

Construction and development lending. ASB provides both fixed- and adjustable-rate loans for the construction of one-to-four unit residential and commercial properties. Construction loan projects are typically short term in nature. Construction and development financing generally involves a higher degree of credit risk than long-term financing on improved, occupied real estate. Accordingly, construction and development loans are generally priced higher than loans secured by completed structures. ASB’s underwriting, monitoring and disbursement practices with respect to construction and development financing are designed to ensure sufficient funds are available to complete construction projects. See “Loan portfolio risk elements” and “Multifamily residential and commercial real estate lending” below.

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

Loan portfolio risk elements. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. If delinquencies are not cured promptly, ASB normally commences a collection action, including foreclosure proceedings in the case of secured loans. In a foreclosure action, the property securing the delinquent debt is sold at a public auction in which ASB may participate as a bidder to protect its interest. If ASB is the successful bidder, the property is classified as real estate owned until it is sold. As of December 31, 2008, ASB had $1.5 million of real estate acquired in settlement of loans. ASB did not hold any real estate acquired in settlement of loans as of December 31, 2007 and 2006.

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

December 31	2008	2007	2006	2005	2004
(dollars in thousands)

Nonaccrual loans—
Real estate
One-to-four unit residential	$15,446	$1,116	$907	$1,394	$2,240
Commercial	—	—	—	—	235

Total real estate	15,446	1,116	907	1,394	2,475
Consumer	1,282	806	346	377	411
Commercial	2,766	1,273	1,144	598	3,510

Total nonaccrual loans	$19,494	$3,195	$2,397	$2,369	$6,396

Nonaccrual loans to total net loans	0.5%	0.1%	0.1%	0.1%	0.2%

Renegotiated loans not included above—
Real estate
One-to-four unit residential	$4,038	$2,536	$2,540	$731	$1,243
Commercial	—	—	3,274	3,446	3,653
Commercial	4,612	571	467	790	427

Total renegotiated loans	$8,650	$3,107	$6,281	$4,967	$5,323

Nonaccrual and renegotiated loans to total net loans	0.7%	0.2%	0.2%	0.2%	0.4%

ASB realized $1.0 million, $0.2 million and $0.1 million of interest income on nonaccrual loans in 2008, 2007 and 2006, respectively. If these loans would have earned interest in accordance with their original contractual terms ASB would have realized $0.7 million, $0.1 million and $0.4 million in 2008, 2007 and 2006, respectively.

In 2005, the decrease in nonaccrual loans of $4.0 million was primarily due to a $2.9 million payoff of a commercial loan and lower delinquencies in residential loans. In 2006, nonaccrual loans of $2.4 million approximated 2005 nonaccrual loans as a reduction in nonaccrual residential loans due to lower delinquencies was offset by higher amount of commercial loans on nonaccrual status. In 2007, nonaccrual loans increased by $0.8 million when compared to 2006 due to higher delinquencies in the residential and consumer loan portfolios. In 2008, nonaccrual loans increased by $16.3 million due to higher residential loan delinquencies and the reclassification of certain commercial loans due to their weakening credit quality.

Allowance for loan losses. See “Allowance for loan losses” in Note 1 to HEI’s Consolidated Financial Statements.

The following table presents the changes in the allowance for loan losses for the years indicated:

(dollars in thousands)	2008	2007	2006	2005	2004
Allowance for loan losses, January 1	$30,211	$31,228	$30,595	$33,857	$44,285

Provision (reversal of allowance) for loan losses	10,334	5,700	1,400	(3,100)	(8,400)

Charge-offs
Residential real estate loans	333	—	—	—	40
Consumer loans	1,846	1,423	1,119	1,558	1,790
Commercial loans	3,447	6,301	766	456	2,479

Total charge-offs	5,626	7,724	1,885	2,014	4,309

Recoveries
Residential real estate loans	46	68	200	459	346
Commercial real estate loans	—	—	—	—	562
Consumer loans	548	316	436	525	549
Commercial loans	285	623	482	868	824

Total recoveries	879	1,007	1,118	1,852	2,281

Allowance for loan losses, December 31	$35,798	$30,211	$31,228	$30,595	$33,857

Ratio of allowance for loan losses, December 31, to average loans outstanding	0.86%	0.77%	0.84%	0.89%	1.07%

Ratio of provision for loan losses during the year to average loans outstanding	0.25%	0.15%	0.04%	NM	NM

Ratio of net charge-offs during the year to average loans outstanding	0.11%	0.17%	0.02%	<0.01%	0.06%

NM	Not meaningful.

The following table sets forth the allocation of ASB’s allowance for loan losses and the percentage of loans in each category to total loans as of the dates indicated:

December 31	2008		2007		2006		2005		2004
(dollars in thousands)	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total
Residential real estate	$6,074	69.5%	$4,243	74.5%	$5,682	70.6%	$8,613	72.1%	$10,137	74.4%
Commercial real estate	3,977	8.3	4,243	7.8	7,922	11.0	7,450	10.0	5,355	9.7
Consumer	2,957	8.4	2,746	6.6	3,623	6.9	3,111	6.9	4,008	6.8
Commercial	22,066	13.8	18,640	11.1	13,801	11.5	11,139	11.0	13,986	9.1
Unallocated	724	NA	339	NA	200	NA	282	NA	371	NA

	$35,798	100.0%	$30,211	100.0%	$31,228	100.0%	$30,595	100.0%	$33,857	100.0%

NA	Not applicable.

In 2008, ASB’s allowance for loan losses increased by $5.6 million from 2007 as a result of higher residential loan delinquencies, the reclassification of certain commercial loans due to their weakening credit quality and an increase in the loan portfolio. ASB had good credit quality in 2008 despite the weakening economy and slowing real estate market. Although new home purchase and home resale transaction volumes in Hawaii have fallen off, the Hawaii real estate market has not experienced the same level of decline in values seen in many U.S. mainland markets. However, the slowdown in the economy, both nationally and locally, has caused increased levels of financial stress on the part of ASB’s customers, resulting in higher levels of loan delinquencies and losses. As a result, ASB’s 2008 provision for loan losses was $10.3 million, following several years of historically low loan losses and loan loss allowances. The consensus outlook for the Hawaii economy is for the rate of growth to slow dramatically in 2009. Continued financial stress on ASB’s customers or falling home prices may result in higher levels of loan delinquencies and losses.

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

Investment activities

Currently, ASB’s investment portfolio consists of mortgage-related securities, stock of the FHLB of Seattle and federal agency obligations. ASB owns private-issue mortgage-related securities as well as mortgage-related securities issued by the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA). See “Balance sheet restructure” in Note 4 to HEI’s Consolidated Financial Statements for a discussion of mortgage-related security sales. See “Net interest margin and other factors” in HEI’s MD&A for a discussion of private issue mortgage-related securities ratings. The weighted-average yield on investments during 2008, 2007 and 2006 was 4.31%, 4.44% and 4.36%, respectively. ASB did not maintain a portfolio of securities held for trading during 2008, 2007 or 2006.

As of December 31, 2008, 2007 and 2006, ASB’s investment in stock of FHLB of Seattle amounted to $97.8 million. The amount that ASB is required to invest in FHLB stock is determined by regulatory requirements and ASB’s investment is in excess of that requirement. See “FHLB of Seattle dividends” in HEI’s MD&A for a discussion of dividends on ASB’s investment in FHLB of Seattle Stock and recent events that have adversely affected those dividends. Also, see “Regulation—Federal Home Loan Bank System” below.

ASB does not have material exposure to securities backed by subprime mortgages. See “Bank—Results of operations—Net interest margin and other factors” in HEI’s MD&A for a discussion of securities deemed to be other than temporarily impaired at December 31, 2008. Also, see “Investment and mortgage-related securities” in Note 4 to HEI’s Consolidated Financial Statements for a discussion of four mortgage-related securities in the securities portfolio with material unrealized losses that were determined to not be other than temporarily impaired.

The following table summarizes ASB’s investment portfolio (excluding stock of the FHLB of Seattle, which has no contractual maturity), as of December 31, 2008, based upon contractually scheduled principal payments and expected prepayments allocated to the indicated maturity categories:

Due	In 1 year or less	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
(dollars in millions)

Federal agency obligations	$108	$142	$44	$5	$299
FNMA, FHLMC and GNMA	297	61	1	—	359
Private issue	60	—	—	—	60

	$465	$203	$45	$5	$718

Weighted average yield	5.83%	5.67%	4.10%	4.20%

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

Deposits. ASB’s deposits are obtained primarily from residents of Hawaii. Net deposit inflow or outflow, measured as the year-over-year difference in year-end deposits was an outflow of $167 million in 2008 compared to $228 million in 2007 and an inflow of $18 million in 2006.

The following table illustrates the distribution of ASB’s average deposits and average daily rates by type of deposit for the years indicated. Average balances have been calculated using the average daily balances.

Years ended December 31	2008			2007			2006
(dollars in thousands)	Average balance	% of total deposits	Weighted average rate %	Average balance	% of total deposits	Weighted average rate %	Average balance	% of total deposits	Weighted average rate %
Savings	$1,415,588	33.2%	0.61%	$1,469,497	33.1%	0.76%	$1,609,070	35.4%	0.83%
Checking	1,196,555	28.1	0.13	1,149,271	25.8	0.13	1,155,687	25.5	0.09
Money market	168,518	4.0	1.06	189,817	4.3	2.16	226,837	5.0	1.69
Certificate	1,478,624	34.7	3.35	1,634,156	36.8	3.98	1,548,698	34.1	3.58

Total deposits	$4,259,285	100.0%	1.44%	$4,442,741	100.0%	1.84%	$4,540,292	100.0%	1.62%

As of December 31, 2008, ASB had $407.3 million in certificate accounts of $100,000 or more, maturing as follows:

(in thousands)	Amount
Three months or less	$132,087
Greater than three months through six months	78,681
Greater than six months through twelve months	151,272
Greater than twelve months	45,229

$407,269

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

As of December 31, 2008, 2007 and 2006, advances from the FHLB amounted to $0.4 billion, $1.0 billion and $0.7 billion, respectively. The weighted-average rates on the advances from the FHLB outstanding as of December 31, 2008, 2007 and 2006 were 2.52%, 4.90% and 4.92%, respectively. The maximum amount outstanding at any month-end during 2008, 2007 and 2006 was $1.0 billion, $1.0 billion and $0.9 billion, respectively. Advances from the FHLB averaged $0.7 billion during 2008, $0.8 billion during 2007 and $0.8 billion during 2006 and the approximate weighted-average rate on the advances was 4.28%, 4.92% and 4.75%, respectively.

See “Other borrowings—Securities sold under agreements to repurchase” in Note 4 to HEI’s Consolidated Financial Statements.

The following table sets forth information concerning ASB’s advances from the FHLB and securities sold under agreements to repurchase as of the dates indicated:

December 31	2008	2007	2006
(dollars in thousands)
Advances from the FHLB	$439,550	$1,046,000	$730,000
Securities sold under agreements to repurchase	241,423	764,669	838,585

Total other borrowings	$680,973	$1,810,669	$1,568,585

Weighted-average rate	2.29%	4.49%	4.55%

The decrease in total other borrowings in 2008 was primarily due to the early extinguishment of other borrowings in the balance sheet restructuring. See “Balance sheet restructure” in Note 4 to HEI’s Consolidated Financial Statements.

Competition

See “Bank—Executive overview and strategy” and “Bank—Certain factors that may affect future results and financial condition—Competition” in HEI’s MD&A.

Competition for deposits comes primarily from other savings institutions, commercial banks, credit unions, money market and mutual funds and other investment alternatives. As of December 31, 2008, there were 9 FDIC-insured financial institutions, of which 2 were thrifts and 7 were commercial banks, and numerous credit unions in Hawaii. Additional competition for deposits comes from various types of corporate and government borrowers, including insurance companies. Competition for origination of first mortgage loans comes primarily from mortgage banking and brokerage firms, commercial banks, other savings institutions, insurance companies and real estate investment trusts.

Regulation

ASB, a federally chartered savings bank, and its holding companies are subject to the regulatory supervision of the OTS and, in certain respects, the FDIC. See “HEI—Regulation” above and “Bank—Certain factors that may affect future results and financial condition—Regulation” in HEI’s MD&A. In addition, ASB must comply with Federal Reserve Board (FRB) reserve requirements.

Deposit insurance coverage. The Federal Deposit Insurance Act, as amended, and regulations promulgated by the FDIC, govern insurance coverage of deposit amounts. Congress has temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009. Generally, the amount of all deposits held by a depositor in the same capacity (even if held in separate accounts) is aggregated for purposes of applying the insurance limit

Among the major reforms in the last few years to the deposit insurance system were the merger of the BIF and the SAIF; indexing the deposit insurance to inflation beginning in 2010 and every five years thereafter; and authorizing the FDIC to assess risk-based premiums. Under the new FDIC rules assessing risk-based premiums, which became effective on January 1, 2007, ASB is classified in Risk Category I, the lowest risk group. Based upon its component ratings under the Uniform Financial Institutions Ratings System (i.e., the CAMELS rating system) and five financial ratios specified in the new FDIC rules, ASB’s assessment rate for 2008 was 5.4 basis points, which resulted in an assessment amount of approximately $2.3 million, compared to an assessment rate of 5 basis points and an assessment amount of $2.2 million in 2007. Also as a result of the federal deposit insurance reform, certain financial institutions were entitled to a one-time assessment credit, which may be used to offset annual deposit insurance assessments (not including FICO assessments) for up to 90% of a financial institution’s assessment. In 2008, ASB used all of its remaining one-time credit of $0.8 million to offset a portion of its assessment.

A new interim rate schedule took effect January 1, 2009; these rates will apply to the June 30, 2009 debit (payment based upon the March 31, 2009 data). The annual rates in basis points for Risk Category I range from 12 to 14. Furthermore, there are new proposed rate schedules to take effect beginning April 1, 2009. These rates will apply to the September 30, 2009 debit (payment based on June 30, 2009 data) and beyond. The total base assessment rate for Risk Category I range from 8 to 21. FICO will continue to impose an assessment on deposits to service the interest on FICO bond obligations. ASB’s annual FICO assessment is 1.14 cents per $100 of deposits as of December 31, 2008.

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

On November 2, 2007, final rules adopted by the Federal Reserve Board, in coordination with the SEC, became effective implementing the Gramm Act’s exemptions for financial institutions from the definition of “broker” in the Securities and Exchange Act of 1934, which rules address issues arising out of “networking” arrangements whereby a financial institution refers its customers to a broker-dealer for securities services and employees of the financial institution are permitted to receive from the broker-dealer a “nominal fee” for such referrals. ASB has a networking arrangement with UVEST Financial Services.

The International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the 2001 Act), which is part of the USA Patriot Act, imposes on financial institutions a wide variety of additional obligations with respect to such matters as collecting information, monitoring relationships and reporting suspicious activities. The 2001 Act also requires financial institutions to establish anti-money laundering programs and, with respect to correspondent and private banking accounts of non-U.S. persons, to implement appropriate due diligence policies to detect money laundering activities carried out through such accounts. In January 2008, the OTS issued a consent order requiring, among other things, various actions by ASB to strengthen its Bank Secrecy Act and Anti-Money Laundering Program and its Compliance Management Program and assessing a civil money penalty of $37,730 related to non-compliance with certain flood insurance laws and regulations. On December 11, 2008, the OTS terminated the order finding that ASB satisfactorily complied with the order.

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

Noteworthy OTS Issuances. During Spring and Summer 2007, the federal financial institution regulatory agencies, including the OTS, issued statements encouraging financial institutions to pursue reasonable workout arrangements with residential mortgage borrowers. In August 2008, the OTS issued its guidance on home equity lines of credit calling for the maintenance of effective risk management systems and compliance with OTS real estate lending standards rule and related guidance. In November 2008, the OTS issued an Interagency Statement on Meeting the Needs of Creditworthy Borrowers. Among the main topics were lending to creditworthy borrowers, strengthening capital, working with mortgage borrowers, and structuring compensation. ASB will continue to monitor these regulatory developments.

Capital requirements. The OTS has set three capital standards for thrifts, each of which must be no less stringent than those applicable to national banks. As of December 31, 2008, ASB was in compliance with all of the minimum standards with a core capital ratio of 8.5% (compared to a 4.0% requirement), a tangible capital ratio of 8.5%

(compared to a 1.5% requirement) and total risk-based capital ratio of 12.8% (based on risk-based capital of $494.7 million, $184.5 million in excess of the 8.0% requirement).

The OTS requires that thrifts with a composite rating of “1” under the Uniform Financial Institution Rating System (i.e., CAMELS rating system) must maintain core capital in an amount equal to at least 3% of adjusted total assets. All other institutions must maintain a minimum core capital of 4% of adjusted total assets, and higher capital ratios may be required if warranted by particular circumstances. As of December 31, 2008, ASB met the applicable minimum core capital requirement.

Beginning January 1, 2002, certain OTS regulations went into effect with respect to the regulatory capital treatment of recourse obligations, residual interests, direct credit substitutes and asset- and mortgage-backed securities. These regulations have had a slight positive impact on ASB’s risk-based capital.

Current OTS risk-based capital requirements are based on an internationally agreed-upon framework for capital measurement (the 1988 Accord) that was developed by the Basel Committee on Banking Supervision (BCBS). Beginning in April 2003, BCBS released for comment a series of proposed revisions to the 1988 Accord, culminating in a comprehensive release in June 2006. (These revisions are collectively referred to as “Basel II”.) In September 2006, following more than three years of consultation with U.S. financial institutions on the implementation of Basel II, the federal financial institution regulatory agencies, including the OTS, issued two notices of proposed rulemaking to change U.S. risk-based capital requirements in light of Basel II. The first such notice dealt with proposed changes to capital requirements for credit and operational risks, and final rules were issued on December 7, 2007, with an effective date of April 1, 2008. These changes are mandatory for financial institutions with consolidated total assets of $250 billion or more or consolidated total on-balance-sheet foreign exposure of $10 billion or more. The second of the September 2006 notices of proposed rulemaking concerned changes to capital requirements for market risk. Unlike the currently existing market risk rules, the proposed new rules would apply to thrifts. The new market risk rules would be mandatory for financial institutions with consolidated trading activity (in, for example, foreign exchange and commodity positions, as well as traded credit products such as credit default swaps and transfer of collateralized debt obligations) equal to at least 10% of total assets or $1 billion. As of December 7, 2007, the federal financial institution regulatory agencies expected to release these final rules dealing with capital requirements for market risk “in the near future.” On July 15, 2008, the federal financial institution regulatory agencies released a Supervisory Guidance regarding the supervisory review process for capital adequacy provided in Basel II. This guidance outlines the agencies’ standards for banks to (i) satisfy the qualification requirements provided in the advanced approaches final rule; (ii) address the limitations of minimum risk-based capital requirements for credit and operational risk; (iii) ensure its ability to assess its own capital adequacy; and (iv) develop and use better techniques to identify and measure risk.

The review of U.S. risk-based capital requirements given impetus by Basel II resulted in the agencies’ issuance in December 2006 of a notice of proposed rulemaking (referred to by the agencies as the “Basel IA NPR”) addressing the risk-based capital requirements for credit and operational risk of those financial institutions, such as ASB, that will not come within the scope of the new Basel II rules. The Basel IA NPR would give financial institutions not subject to Basel II the option of using existing risk-based capital rules for credit and operational risk or applying the rules proposed in the Basel IA NPR. However, in July 2007 the agencies announced their intention to replace the Basel IA NPR with a new notice of proposed rulemaking. The agencies reaffirmed this intention in December 2007 and indicated that their objective was to issue final rules for financial institutions not subject to Basel II by 2009. In July 2008, the OTS director approved for public comment the option of adopting a less complex alternate for calculating risk-based capital requirements under the international Basel II capital accord. ASB will continue to monitor these regulatory developments.

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

Liquidity. OTS regulations require ASB to maintain sufficient liquidity to ensure safe and sound operations. ASB’s principal sources of liquidity are customer deposits, borrowings, the maturity and repayment of portfolio loans and securities and the sale of loans into secondary market channels. ASB’s principal sources of borrowings are advances from the FHLB and securities sold under agreements to repurchase from broker/dealers. ASB is approved by the FHLB to borrow up to 35% of assets to the extent it provides qualifying collateral and holds sufficient FHLB stock. As of December 31, 2008, ASB’s unused FHLB borrowing capacity was approximately $1.5 billion. ASB utilizes growth in deposits, advances from the FHLB and securities sold under agreements to repurchase to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and make investments. As of December 31, 2008, ASB had loan commitments, undisbursed loan funds and unused lines and letters of credit of $1.2 billion. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.

Supervision. Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) made a number of reforms addressing the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. FDICIA also limited deposit insurance coverage, implemented changes in consumer protection laws and called for least-cost resolution and prompt corrective action with regard to troubled institutions.

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

A savings association that is “undercapitalized” or “significantly undercapitalized” is subject to additional mandatory supervisory actions and a number of discretionary actions if the OTS determines that any of the actions is necessary to resolve the problems of the association at the least possible long-term cost to the Deposit Insurance Fund. A savings association that is “critically undercapitalized” must be placed in conservatorship or receivership within 90 days, unless the OTS and the FDIC concur that other action would be more appropriate. As of December 31, 2008, ASB was “well-capitalized.”

Interest rates. FDIC regulations restrict the ability of financial institutions that are undercapitalized to offer interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of December 31, 2008, ASB was “well capitalized” and thus not subject to these interest rate restrictions.

Qualified thrift lender test. In order to satisfy the QTL test, a thrift must maintain 65% of its assets in “qualified thrift investments” on a monthly average basis in 9 out of the previous 12 months. Failure to satisfy the QTL test would subject ASB to various penalties, including limitations on its activities, and would also bring into operation restrictions on the activities that may be engaged in by HEI, HEIDI and their other subsidiaries, which could effectively result in the required divestiture of ASB. At all times during 2008, ASB was in compliance with the QTL test. As of December 31, 2008, 82% of ASB’s portfolio assets were “qualified thrift investments.” See “HEI Consolidated—Regulation.”

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

As mandated by the Gramm Act, the Federal Housing Finance Board (Board) regulations require each FHLB to maintain a minimum total capital leverage ratio of 5% of total assets and include risk-based capital standards requiring each FHLB to maintain permanent capital in an amount sufficient to meet credit risk and market risk. In June 2001, the FHLB of Seattle formulated a capital plan to meet these new minimum capital standards, which plan was approved by the Board. The capital plan requires ASB to own capital stock in the FHLB of Seattle in an amount equal to the total of 4% of the FHLB of Seattle’s advances to ASB plus the greater of (i) 5% of the outstanding balance of loans sold to the FHLB of Seattle by ASB or (ii) 0.5% of ASB’s mortgage loans and pass through securities. As of December 31, 2008, ASB was required under the capital plan to own capital stock in the FHLB of Seattle in the amount of $20 million and owned capital stock in the amount of $98 million, or $78 million in excess of the requirement. Under the capital plan, stock in the FHLB of Seattle can be required to be redeemed at the option of ASB, but the FHLB of Seattle may require up to a 5-year notice of redemption. This 5-year notice period has an adverse but immaterial effect on ASB’s liquidity. See “FHLB of Seattle dividends” in HEI’s MD&A section for recent developments regarding the FHLB of Seattle.

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

Other laws. ASB is subject to federal and state consumer protection laws which affect lending activities, such as the Truth-in-Lending Law, the Truth-in-Savings Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act and several federal and state financial privacy acts. ASB is also subject to federal laws regulating certain of its lending practices, such as the Flood Disaster Protection Act, and requiring reports to regulators of certain customer transactions, such as the Currency and Foreign Transactions Reporting Act. These laws may provide for substantial penalties in the event of noncompliance. ASB believes that its lending activities are currently in compliance with these laws and regulations.

Capital Purchase Program. A voluntary Capital Purchase Program (CPP) was announced on October 14, 2008 to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Under the CPP, the U.S. Treasury (Treasury) will purchase non-voting senior preferred securities from qualifying U.S.-controlled banks and thrifts and bank and thrift holding companies. Financial institutions participating in the program must adopt the Treasury’s standards for executive compensation and corporate governance, for the period during which the Treasury holds equity issued under the program. ASB initially applied to participate in the program in order to evaluate whether to participate in the program. After fully reviewing the program, ASB withdrew its application.

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

The following table sets forth the number of bank branches owned and leased by ASB by island:

	Number of branches
December 31, 2008	Owned	Leased	Total
Oahu	8	35	43
Maui	3	5	8
Kauai	3	2	5
Hawaii	2	4	6
Molokai	—	1	1

	16	47	63

As of December 31, 2008, the net book value of branches and office facilities is approximately $46 million. Of this amount, $32 million represents the net book value of the land and improvements for the branches and office facilities owned by ASB and $14 million represents the net book value of ASB’s leasehold improvements. The leases expire on various dates through November 2036, but many of the leases have extension provisions.

As of December 31, 2008, ASB owned 225 automated teller machines.

ITEM 1A.	RISK FACTORS

For additional information for certain risk factors enumerated below and other risks of the Company and its operations, see “Forward-Looking Statements” above and HEI’s MD&A, HEI’s “Quantitative and Qualitative Disclosures about Market Risk,” HEI’s Consolidated Financial Statements, HECO’s MD&A and HECO’s Consolidated Financial Statements, which are incorporated herein by reference to HEI Exhibit 13 and HECO Exhibit 99 to the Company’s Current Report on Form 8-K dated February 19, 2009.

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

•

the provisions of an HEI agreement entered into with federal bank regulators in connection with its acquisition of its bank subsidiary, ASB, which require HEI to contribute additional capital to ASB (up to a maximum amount of additional capital of $28.3 million as of December 31, 2008) upon request of the regulators in order to maintain ASB’s regulatory capital at the level required by regulation;

•	the minimum capital and capital distribution regulations of the OTS that are applicable to ASB;

•	the receipt of a letter from the OTS stating it has no objection to the payment of any dividend ASB proposes to declare and pay to HEI; and

•	the provisions of preferred stock resolutions and debt instruments of HEI and its subsidiaries.

The Company is subject to risks associated with the Hawaii economy, volatile U.S. capital markets and changes in the interest rate and credit market environment that have and/or could result in higher retirement benefit plan funding requirements, declines in electric utility kilowatthour sales, declines in ASB’s interest rate margins and investment values, higher delinquencies and charge-offs in ASB’s loan portfolio and restrictions on the ability of HEI or its subsidiaries to borrow money or issue securities.

The two largest components of Hawaii’s economy are tourism and the federal government (including the military). Because the core businesses of HEI’s subsidiaries are providing local public electric utility services (through HECO and its subsidiaries) and banking services (through ASB and its subsidiaries) in Hawaii, the Company’s operating results are significantly influenced by Hawaii’s economy, which in turn is influenced by economic conditions in the mainland U.S. (particularly California) and Asia (particularly Japan) as a result of the impact of those conditions on tourism, by the impact of interest rates on the construction and real estate industries and by the impact of world conditions (e.g., war in Iraq) on federal government spending in Hawaii.

The current turmoil in the financial markets and declines in the national and global economies are having a negative effect on the Hawaii economy. Declines in the Hawaii, U.S. and Asian economies, have led to declines in KWH sales in 2008 (2008 sales decline of 1.8% from 2007) an increase in uncollected billings of HECO and its subsidiaries, higher delinquencies in ASB’s loan portfolio and other adverse effects on HEI’s businesses. A similar downward trend is expected in 2009, which is expected to adversely impact the utilities’ (with 2009 KWH sales expected to decrease by 1.0% from 2008), the bank’s and consolidated HEI’s 2009 results of operations. Given the current recessionary economic conditions and the associated uncertainty of U.S. and global financial markets, the

Company’s and consolidated HECO’s earnings may decline and ratings may be threatened. If S&P or Moody’s were to downgrade HEI’s or HECO’s long-term debt ratings because of these adverse effects, or if future events were to adversely affect the availability of capital to the Company, HEI’s and HECO’s ability to borrow and raise capital could be constrained and their future borrowing costs would likely increase with resulting reductions in HEI’s consolidated net income in future periods. Further, if HEI’s or HECO’s commercial paper ratings were to be downgraded, HEI and HECO might not be able to sell commercial paper and might be required to draw on more expensive bank lines of credit or to defer capital or other expenditures.

Changes in the U.S. capital markets can also have significant effects on the Company. For example, pension funding requirements are affected by the market performance of the assets in the master pension trust maintained for pension plans, and by the discount rate used to estimate the service and interest cost components of net periodic pension cost and value obligations. The electric utilities’ pension tracking mechanisms help moderate pension expense; however, the recent significant decline in the value of the Company’s defined benefit pension plan assets, in addition to continuing challenging market conditions in the beginning of 2009, has resulted in a substantial gap between the projected benefit obligations under the plans and the value of plan assets, resulting in sizable increases in expected funding requirements absent legislative or regulatory relief. However, potential laws and regulations may provide funding relief in the near term.

Because the earnings of ASB depend primarily on net interest income, interest rate risk is a significant risk of ASB’s operations. HEI and its electric utility subsidiaries are also exposed to interest rate risk primarily due to their periodic borrowing requirements, the discount rate used to determine pension funding requirements and the possible effect of interest rates on the electric utilities’ rates of return. Interest rates are sensitive to many factors, including general economic conditions and the policies of government and regulatory authorities. HEI cannot predict future changes in interest rates, nor be certain that interest rate risk management strategies it or its subsidiaries have implemented will be successful in managing interest rate risk.

Interest rate risk also represents a market risk factor affecting the fair value of ASB’s investment securities. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. In addition, changes in credit spreads also impact the fair values of those instruments. In 2008, the credit markets experienced significant disruptions, liquidity on many financial instruments declined and residential mortgage delinquencies and defaults increased. These disruptions negatively impacted the fair value of ASB’s investment portfolio in 2008 and continued volatility in the financial markets could further impact the fair value of this portfolio, which will have an adverse impact on ASB’s and HEI’s financial condition.

Pressure from the national economic slowdown and declines in the national housing market represents a risk factor impacting certain securities in ASB’s investment portfolio. Principal and interest on mortgage-related securities issued by FNMA, FHLMC and GNMA are guaranteed by the issuer, and the securities carry implied AAA ratings. Private-issue mortgage-related securities carry a risk of loss due to delinquencies, foreclosures, and losses in the mortgage loans collateralizing the securities. As a result of the continued deterioration in the national housing market, the rating agencies downgraded the ratings on a significant number of mortgage-related securities in the fourth quarter of 2008, including several mortgage-related securities held in ASB’s portfolio. Five private-issue mortgage-related securities in ASB’s portfolio were downgraded to below investment grade ratings. Additionally, ASB determined the impairment on two private-issue mortgage-related securities to be other than temporary, adjusted the carrying values to market value, and recognized a noncash impairment charge of $7.8 million in the fourth quarter of 2008. Should market conditions and performance of the underlying mortgage assets continue to deteriorate, ASB could recognize other-than-temporary impairment charges on additional mortgage-related securities, and those charges could be material.

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

The business of HECO and its electric utility subsidiaries is concentrated on the individual islands they serve in the State of Hawaii. Their operations are more vulnerable to service interruptions than are many U.S. mainland utilities because none of the systems of HECO and its subsidiaries are interconnected with the systems on the other islands they serve. Because of this lack of interconnections, it is necessary to maintain higher generation reserve margins than are typical for U.S. mainland utilities to help ensure reliable service. The peak reserve margins on Oahu are currently below desirable levels and this condition will likely continue and be exacerbated by projected load growth until additional generation is brought on line, which is not expected until 2009. Service interruptions, including in particular extended interruptions that could result from a natural disaster or terrorist activity, could adversely impact the KWH sales of some or all of the electric utility subsidiaries. For example, in December 2008, an island-wide outage (likely the result of a severe air-to-ground lightning storm) occurred on the island of Oahu that resulted in a loss of electric service to HECO customers ranging from approximately 7 to 20 hours.

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

The banking industry in Hawaii, and certain aspects of the electric utility industry, are competitive. The success of HEI’s subsidiaries in meeting competition will continue to have a direct impact on HEI’s consolidated financial performance. For example:

•

ASB, one of the largest financial institutions in the state, is in direct competition for deposits and loans not only with two larger institutions that have substantial capital, technology and marketing resources, but also with smaller Hawaii institutions and other U.S. institutions, including credit unions, mutual funds, mortgage brokers, finance companies and investment banking firms. Larger financial institutions may have greater access to capital at lower costs, which could impair ASB’s ability to compete effectively. Significant advances in technology could render the operations of ASB less competitive or obsolete.

•

HECO and its subsidiaries face competition from IPPs, including alternate energy providers, and customer self-generation, with or without cogeneration. The PUC issued a decision in its investigative proceeding on competitive bidding as a mechanism for acquiring or building new electric generating capacity. With the exception of certain identified projects, the utilities are now required to use competitive bidding to acquire a future generation resource unless the PUC finds competitive bidding to be unsuitable. The PUC also issued a decision in its DG investigative proceeding, in which it set policies for DG interconnection agreements and standby rates, and established conditions under which electric utilities can provide DG services on customer-owned sites as a regulated service. The electric utilities cannot predict the ultimate effect of the PUC’s decisions in the competitive bidding and DG proceedings, the impact they will have on competition from IPPs and customer self-generation, or the rate at which technological developments facilitating non-utility generation of electricity will occur.

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

HEI and its subsidiaries are subject to federal and state environmental laws and regulations relating to air quality, water quality, waste management, natural resources and health and safety, which regulate the operation of existing facilities, the construction and operation of new facilities and the proper cleanup and disposal of hazardous waste and toxic substances. Compliance with these legal requirements requires HEI’s utility subsidiaries to commit significant resources and funds toward environmental monitoring, installation of pollution control equipment and payment of emission fees. These laws and regulations, among other things, require that certain environmental permits be obtained in order to construct or operate certain facilities, and obtaining such permits can entail significant expense and cause substantial construction delays. Also, these laws and regulations may be amended from time to time, including amendments that increase the burden and expense of compliance. For example, emission and/or discharge limits may be tightened, more extensive permitting requirements may be imposed and additional substances may become regulated. In addition, significant regulatory uncertainty exists regarding the impact of potential federal or state greenhouse gas emission limits and reductions.

If HEI or its subsidiaries fail to comply with environmental laws and regulations, even if caused by factors beyond their control, that failure may result in civil or criminal penalties and fines. At the present time, HECO is a named party in an ongoing environmental matter that includes an investigation to determine the nature and extent of actual or potential release of hazardous substances, oil, pollutants or contaminants at or near Honolulu Harbor and their remediation where applicable. Management cannot predict the ultimate cost or outcome of that investigation and the accompanying remedial efforts.

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

In accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” HECO and its subsidiaries’ financial statements reflect assets and costs based on cost-based rate-making regulations. Continued accounting in this manner requires that certain criteria relating to the recoverability of such costs through rates be met. If events or circumstances should change so that the criteria are no longer satisfied, the electric utilities’ regulatory assets (amounting to $531 million as of December 31, 2008) may need to be charged to expense, which could result in significant reductions in the electric utilities’ net income, and the electric utilities’ regulatory liabilities (amounting to $289 million as of December 31, 2008) may need to be refunded to ratepayers.

Changes in accounting principles can also impact HEI’s consolidated financial statements. For example, if a PPA falls within the scope of FASB FIN No. 46 (FIN 46R), “Consolidation of Variable Interest Entities” and results in the consolidation of the IPP in HECO’s consolidated financial statements, the consolidation could have a material effect on HECO’s consolidated financial statements, including the recognition of a significant amount of assets and liabilities, and, if such a consolidated IPP were operating at a loss and had insufficient equity, the potential recognition of such losses. Also, if a PPA falls within the scope of EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease” and results in the classification of the agreement as a capital lease, a material effect on HEI’s consolidated balance sheet may result, including the recognition of significant capital assets and lease obligations.

Electric Utility Risks

Actions of the PUC are outside the control of the electric utility subsidiaries and could result in inadequate or untimely rate relief, in rate reductions or refunds or in unanticipated delays, expenses or writedowns in connection with the construction of new projects.

The rates the electric utilities are allowed to charge for their services and the timeliness of permitted rate increases are among the most important items influencing the electric utilities’ financial condition, results of operations and liquidity. The PUC has broad discretion over the rates that the electric utilities charge their customers. The electric utilities currently have rate cases pending before the PUC. Further, the trend of increased operation and maintenance expenses, which management expects will continue, increased plant-in-service and other factors are likely to result in the electric utilities seeking rate relief more often than in the past. Any adverse decision by the PUC concerning the level or method of determining electric utility rates, the items and amounts that may be included in rate base, the returns on equity or rate base found to be reasonable, the potential consequences of exceeding or not meeting such returns, or any prolonged delay in rendering a decision in a rate or other proceeding, could have a material adverse effect on HECO’s consolidated financial condition, results of operations and liquidity.

The electric utilities could be required to refund to their customers, with interest, revenues received under interim rate orders in their rate case proceedings (HECO’s 2007 test year rate case, HELCO’s 2006 test year rate case and MECO’s 2007 test year rate case), IRP cost recovery dockets and other proceedings, if and to the extent they exceed the amounts allowed in final orders. As of December 31, 2008, the electric utilities had recognized an aggregate of $145 million of such revenues with respect to interim orders.

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

Management cannot predict the ultimate effect of the required Act 162 analysis on the continuation of the utilities’ existing ECACs, but the Energy Agreement confirms the intent of the parties that the existing ECACs will continue, subject to periodic review by the PUC. The Energy Agreement also provides that as part of the review, the PUC may examine whether there are renewable energy projects from which the utilities should have, but did not, purchase energy or whether alternative fuel purchase strategies were appropriately used or not used. Any change in the ECAC could have a material adverse affect on the electric utilities.

Electric utility operations are significantly influenced by weather conditions.

The electric utilities’ results of operations can be affected by changes in the weather. Weather conditions, particularly temperature and humidity, directly influence the demand for electricity. In addition, severe weather and natural disasters such as hurricanes, earthquakes, tsunamis and lightning storms, can cause outages and property damage and require the utilities to incur significant additional expenses that may not be recoverable.

Electric utility operations depend heavily on third party suppliers of fuel oil and purchased power.

The electric utilities rely on fuel oil suppliers and shippers and independent power producers to deliver fuel oil and power, respectively, in accordance with contractual agreements. Approximately 77% of the net energy generated or purchased by the electric utilities in 2008 was generated from the burning of oil, and purchases of power by the electric utilities provided about 40% of their total net energy generated and purchased for the same period. Failure or delay by oil suppliers and shippers to provide fuel pursuant to existing contracts, or failure by a major IPP to deliver the firm capacity anticipated in its PPA, could disrupt the ability of the electric utilities to deliver electricity and require the electric utilities to incur additional expenses to meet the needs of their customers that may not be recoverable. In addition, as these contractual agreements end, the electric utilities may not be able to purchase fuel and power on terms equivalent to the current contractual agreements.

Electric utility generating facilities are subject to operational risks that could result in unscheduled plant outages, unanticipated and/or increased operation and maintenance expenses and increased power purchase costs.

Operation of electric generating facilities involves certain risks which can adversely affect energy output and efficiency levels. Included among these risks are facility shutdowns or power interruptions due to insufficient generation or a breakdown or failure of equipment or processes or interruptions in fuel supply, inability to negotiate satisfactory collective bargaining agreements when existing agreements expire or other labor disputes, inability to comply with regulatory or permit requirements, disruptions in delivery of electricity, operator error and catastrophic events such as earthquakes, tsunamis, hurricanes, fires, explosions, floods or other similar occurrences affecting the electric utilities’ generating facilities or transmission and distribution systems. For example, as a result of load growth on Oahu and other factors, there currently is an increased risk to generation reliability. Generation peak reserve margins are lower than considered desirable in light of circumstances. Existing units are running harder, resulting in more frequent and more extensive maintenance, at times requiring temporary shut downs of these units. HECO has taken a number of steps to mitigate the risk of outages, including securing additional purchased power, adding distributed generation at some substations and encouraging energy conservation. The costs of supplying energy to meet high demand and maintenance costs required to sustain high availability of aging generation units have been increasing and the trend of cost increases is not likely to ease.

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

Renewable Portfolio Standards (RPS) law. The 2004 Hawaii Legislature amended an existing RPS law to require electric utilities to meet a RPS of 8% of KWH sales by December 31, 2005, 10% by December 31, 2010, 15% by December 31, 2015, and 20% by December 31, 2020. These standards may be met by the electric utilities on an aggregated basis and were met in 2005 when they attained a RPS of 11.7%. As part of the Energy Agreement, the utilities agreed to a revised RPS of 25% by December 31, 2020 and 40% by December 31, 2030. The utilities are committed to achieving these goals; however, due to risks such as potential delays in IPPs being able to deliver contracted renewable energy (see risks under Forward-looking Statements on pages v and vi), it is possible the electric utilities may not attain the required renewable percentages in the future, and management cannot predict the future consequences of failure to do so (including potential penalties to be assessed by the PUC). On December 19, 2008, the PUC approved a penalty of $20 for every MWh that an electric utility is deficient under Hawaii’s RPS law. The PUC noted, however, that this penalty may be reduced, in the PUC’s discretion, due to events or circumstances that are outside an electric utility’s reasonable control, to the extent the event or circumstance could not be reasonably foreseen and ameliorated, as described in the RPS law and in the RPS Framework. In addition, the PUC ordered that the utilities will be prohibited from recovering any RPS penalty costs through rates.

DSM programs. In 2006, the PUC was given the authority, if it deems appropriate, to redirect all or a portion of the funds currently collected by the utilities and included in their revenues through the current utility DSM surcharge into a Public Benefits Fund, for the purpose of supporting customer DSM programs approved by the PUC. The contract start date for the third party administrator is scheduled for late February 2009.

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

Net energy metering. Hawaii has a net energy metering law, which requires that electric utilities offer net energy metering to eligible customer generators (i.e., a customer generator may be a net user or supplier of energy and will make payment to or receive credit from the electric utility accordingly). In the Energy Agreement, the parties agreed to seek to remove system-wide caps on net energy metering. Instead, they plan to seek to limit DG interconnections on a per circuit basis and to replace net energy metering with an appropriate feed-in tariff and new net metered installations that incorporate time-of-use metering equipment for future full scale implementation of time-of-use metering and sale of excess energy.

Renewable energy. In 2007, a measure was passed stating that the PUC may consider the need for increased renewable energy in rendering decisions on utility matters. Due to this measure, it is possible that, if energy from a renewable source were more expensive than energy from fossil fuel, the PUC may still approve the purchase of energy from the renewable source.

In 2008, a law was enacted to promote and encourage the use of solar thermal energy. This measure will require the installation of solar thermal water heaters in residences constructed after January 1, 2010, but allow for limited variances in cases where installation of solar water heating is deemed inappropriate. Also in 2008, a law was enacted that is intended to facilitate the permitting of larger (200 MW or greater) renewable energy projects. The Energy Agreement includes several undertakings by the utilities to integrate solar energy into their electric grid.

Greenhouse gas emissions reduction. In July 2007, Act 234 became law, which requires a statewide reduction of GHG emissions by January 1, 2020 to levels at or below the statewide GHG emission levels in 1990.

Biofuels. In 2007, a law was enacted with the stated purpose of encouraging further production and use of biofuels in Hawaii. It established that biofuel processing facilities in Hawaii are a permitted use in designated agricultural districts and established a program with the Hawaii Department of Agriculture to encourage the production in Hawaii of energy feedstock (i.e., raw materials for biofuels).

In 2008, a law was enacted that encourages the development of biofuels by authorizing the Hawaii Board of Land and Natural Resources to lease public lands to growers or producers of plant and animal material used for the production of biofuels.

The utilities have agreed in the Energy Agreement to test the use of biofuels in their generating units and, if economically feasible, to convert them to the use of biofuels.

At this time, it is not possible to predict with certainty the impact of the foregoing legislation or legislation that is, or may in the future be, proposed.

The electric utilities may be subject to increased operational challenges and its results of operations, financial condition and liquidity may be adversely impacted in meeting the commitments and objectives of the HCEI Energy Agreement.

On October 20, 2008, the Governor of the State of Hawaii, the State of Hawaii Department of Business, Economic Development and Tourism, the Division of Consumer Advocacy of the State of Hawaii Department of Commerce and Consumer Affairs and the electric utilities (collectively, the parties), signed an Energy Agreement setting forth the goals and objectives of a Hawaii Clean Energy Initiative (HCEI) and the related commitments of the parties. The Energy Agreement provides that the parties pursue a wide range of actions with the purpose of decreasing the State of Hawaii’s dependence on imported fossil fuels through substantial increases in the use of renewable energy and implementation of new programs intended to secure greater energy efficiency and conservation. For a detailed discussion of certain of the electric utilities’ commitments contained in the Energy Agreement, see “Hawaii Clean Energy Initiative” in Note 3 of HEI’s “Notes to Consolidated Financial Statements.”

The far-reaching nature of the Energy Agreement, including the extent of renewable energy commitments and the proposal to implement a new regulatory model which would decouple revenues from sales, present new increased risks to the Company. Among such risks are: (1) the dependence on third party suppliers of renewable purchased energy, which if the utilities are unsuccessful in negotiating purchased power agreements with such IPPs or if a major IPP fails to deliver the anticipated capacity in its purchased power agreement, could impact the utilities’ achievement of its commitments under the Energy Agreement and/or the utilities’ ability to deliver reliable service; (2) delays in acquiring or unavailability of non-fossil fuel supplies for renewable generation; (3) the impact of intermittent power to the electrical grid and reliability of service if appropriate supporting infrastructure is not installed or does not operate effectively; (4) the likelihood that the utilities may need to make substantial investments in related infrastructure, which could result in increased borrowings and, therefore, materially impact the financial condition and liquidity of the utilities; and (5) the commitment to support a variety of initiatives, which, if approved by the PUC, may have a material impact on the results of operations and financial condition of the utilities depending on their design and implementation. These programs include, but are not limited to, decoupling revenues from sales; implementing feed-in tariffs to encourage development of renewable energy; removing the system-wide caps on net energy metering (but limiting distributed generation interconnections on a per-circuit basis to no more than 15% of peak circuit demand); and developing an Energy Efficiency Portfolio Standard. Management cannot predict the ultimate impact or outcome of the implementation of these or other HCEI programs on the results of operations, financial condition and liquidity of the electric utilities.

Bank Risks

Fluctuations in interest rates could result in lower net interest income, impair ASB’s ability to originate new loans or impair the ability of ASB’s adjustable-rate borrowers to make increased payments.

Interest rate risk is a significant risk of ASB’s operations. ASB’s net interest income consists primarily of interest income received on fixed-rate and adjustable-rate loans, mortgage-related securities and investments and interest expense consisting primarily of interest paid on deposits and other borrowings. Interest rate risk arises when earning assets mature or when their interest rates change in a time frame different from that of the costing liabilities. Changes in market interest rates, including changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can impact ASB’s net interest margin. Although ASB pursues an asset-liability management strategy designed to mitigate its risk from changes in market interest rates, unfavorable movements in interest rates could result in lower net interest income. In 2008 and 2007, ASB faced a challenging interest rate environment that has pressured its net interest margin. Competitive factors and the level of interest rates have made it difficult to retain deposits and control funding costs and have held down asset yields, putting downward pressure on net interest margin. As the Federal Reserve cut the Federal Funds Rate seven times in 2008, the potential for compression of ASB’s margin will continue to be a concern.

Increases in market interest rates could have an adverse impact on ASB’s cost of funds. Higher market interest rates could lead to higher interest rates paid on deposits and other borrowings. Significant increases in market interest rates, or the perception that an increase may occur, could adversely affect ASB’s ability to originate new loans and grow. An increase in market interest rates, especially a sudden increase, could also adversely affect the ability of ASB’s adjustable-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge-offs. Conversely, a decrease in interest rates or a mismatching of maturities of interest sensitive financial instruments could result in an acceleration in the prepayment of loans and mortgage-related securities and impact ASB’s ability to reinvest its liquidity in similar yielding assets. Historically low interest rates in 2008 resulted in high refinancings, which reduced the level of future interest income.

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

•

changes in ASB’s loan or investment portfolio credit profiles and asset quality, which may increase or decrease the required level of allowance for loan losses or required other-than-temporary writedowns;

•

technological disruptions affecting ASB’s operations or financial or operational difficulties experienced by an outside vendor on whom ASB relies to provide key components of its business operations, such as business processing, network access or internet connections;

•

public opinion about ASB and financial institutions in general, which, if negative, could impact the public’s trust and confidence in ASB and adversely affect ASB’s ability to attract and retain customers and expose ASB to adverse legal and regulatory consequences;

•	increases in operating costs, inflation and other factors, that exceed increases in ASB’s net interest, fee and other income;

•	the ability of ASB to maintain or increase the level of deposits, ASB’s lowest costing funds; and

•	the ability of ASB to operate successfully as a full-service community bank and to contain costs.

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

As of December 31, 2008 approximately 84% of ASB’s loan portfolio was comprised of loans primarily collateralized by real estate, primarily concentrated in the State of Hawaii. ASB’s financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in the state of Hawaii, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. A deterioration of the economic environment in Hawaii, including a material decline in the real estate market, further declines in home resales, or a material external shock, may significantly impair the value of ASB’s collateral and ASB’s ability to sell the collateral upon foreclosure. In the event of a default, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest. Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans. In addition, if poor economic conditions result in decreased demand for real estate loans, ASB’s profits may decrease if alternative investments earn less income than real estate loans.

ASB’s mortgage-related securities portfolio comprises 91% of the total investment portfolio. These securities are issued by both U.S. Government agencies and private issuers, and are collateralized by residential real estate loans originated throughout the U.S. Securities issued by government agencies have little, if any, credit risk since they are guaranteed by an agency of the U.S. Government. Privately-issued securities are structured to contain various levels of protection against losses incurred in the underlying pool of residential real estate loans. A sustained, severe downturn in the national residential real estate market could result in an increased level of foreclosures and losses in the loans supporting these securities, which could have a negative impact on the credit quality of these securities and could have a material adverse impact on ASB’s earnings. In 2008, ASB recorded a $4.7 million net charge for other-than-temporary impairments of securities.

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

HEI has not received, prior to July 4, 2008, written comments from the SEC staff regarding its periodic or current reports under the Securities Exchange Act of 1934, which remain unresolved.

HECO has not received, prior to July 4, 2008, written comments from the SEC staff regarding its periodic or current reports under the Securities Exchange Act of 1934, which remain unresolved.

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

HEI and HECO:

During the fourth quarter of 2008, no matters were submitted to a vote of security holders of the Registrants.

EXECUTIVE OFFICERS OF THE REGISTRANT (HEI)

The following persons are, or may be deemed to be, executive officers of HEI. Their ages are given as of February 20, 2009, their years of company service are given as of December 31, 2008 and their business experience is given for the past five years. Officers are appointed to serve until the meeting of the HEI Board of Directors (HEI Board) after the next Annual Meeting of Shareholders (which is scheduled for May 5, 2009) and/or until their successors have been appointed and qualified (or until their earlier resignation or removal). Company service includes service with an HEI subsidiary.

HEI Executive Officers	Business experience for past five years
Constance H. Lau, age 56 (Company service: 24 years)
President and Chief Executive Officer	5/06 to date
Chairman of the Board, HECO	5/06 to date
Chairman of the Board, ASB	5/06 to date
Chief Executive Officer, ASB	6/01 to date
President, ASB	6/01 to 1/08
Director, HEI	6/01 to 12/04, 5/06 to date

James A. Ajello, age 55
Senior Financial Vice President, Treasurer and Chief Financial Officer	1/09 to date

Prior to joining HEI, served as Senior Vice President-Business Development from 8/06 to 1/09 and Senior Vice President and General Manager of Commercial & Industrial Marketing from 1/04 to 8/06 of Reliant Energy, Inc. and as President of Reliant Energy Solutions LLC from 8/00 to 1/04.

Chester A. Richardson, age 60 (Company service: 1 year)
Senior Vice President – General Counsel and Chief Administrative Officer	12/08 to date
Vice President – General Counsel	8/07 to 12/08
Prior to joining HEI, served as Deputy General Counsel of Alliant Energy Corp. from 9/03 to 7/07.

Curtis Y. Harada, age 53 (Company service: 19 years)
Vice President, Controller and Chief Accounting Officer	1/09 to date
Vice President, Controller and Chief Accounting Officer, and Acting Financial Vice President, Treasurer and Chief Financial Officer	12/08 to 1/09
Controller and Acting Financial Vice President, Treasurer and Chief Financial Officer	2/08 to 12/08
Controller	1/91 to 1/08

Richard M. Rosenblum, age 58
President and Chief Executive Officer, HECO	1/09 to date
Director, HECO	2/09 to date

Prior to joining HECO, served as Southern California Edison’s Senior Vice President of Generation, and Chief Nuclear Officer from 11/05 until his retirement in 5/08, as Senior Vice President, Generation from 9/05 to 11/05, and as Senior Vice President, Transmission and Distribution from 2/98 to 9/05.

Timothy K. Schools, age 39 (Company service: 1 year)
President, ASB	2/08 to date
Senior Executive Vice President, Chief Operating Officer, ASB	7/07 to 1/08

Prior to joining ASB, served as Chief Financial Officer from 11/05 to 4/07 and Chief Risk Officer from 10/04 to 11/05 of The South Financial Group, Inc., and as Director of Investor Relations and Strategic Planning from 12/01 to 10/04 of National Commerce Financial Corp.

T. Michael May, former President and Chief Executive Officer of HECO, retired from HECO on December 31, 2008. Richard M. Rosenblum joined HECO as President and Chief Executive Officer on January 1, 2009 and became a Director of HECO on February 23, 2009. James A. Ajello joined HEI as Senior Financial Vice President,

Treasurer and Chief Financial Officer on January 26, 2009. HEI’s executive officers are also officers and/or directors of one or more of HEI’s subsidiaries. Mr. Rosenblum and Mr. Schools are not officers of HEI, but they are deemed to be executive officers of HEI for purposes of this Item under the definition of “executive officer” in Rule 3b-7 of the SEC’s General Rules and Regulations under the Securities Exchange Act of 1934.

There are no family relationships between any executive officer of HEI and any other executive officer or director of HEI or nominee for director of HEI. There are no arrangements or understandings between any executive officer of HEI and any other person pursuant to which such executive officer was selected.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

HEI:

Certain of the information required by this item is incorporated herein by reference to Note 12, “Regulatory restrictions on net assets,” and Note 15, “Quarterly information (unaudited),” to HEI’s Consolidated Financial Statements and “Selected Financial Data” in HEI Exhibit 13 to the Company’s Current Report on Form 8-K dated February 19, 2009, and “Item 12. Equity compensation plan information” of this Form 10-K. Certain restrictions on dividends and other distributions of HEI are described in this report under “Item 1. Business—HEI—Regulation—Restrictions on dividends and other distributions” and that description is incorporated herein by reference. HEI’s common stock is traded on the New York Stock Exchange and the total number of holders of record of HEI common stock as of February 20, 2009, was 10,771.

In 2008, HEI issued an aggregate of 31,600 shares of unregistered common stock pursuant to the HEI 1990 Nonemployee Director Stock Plan, as amended and restated effective May 6, 2008 (the HEI Nonemployee Director Plan). Under the HEI Nonemployee Director Plan, each HEI nonemployee director receives, in addition to an annual cash retainer, an annual stock grant of 1,800 shares of HEI common stock (2,000 shares for the first time grant to a new HEI director) and each nonemployee subsidiary director who is not also an HEI nonemployee director receives an annual stock grant of 1,000 shares of HEI common stock (1,000 shares for the first time grant to a new subsidiary director). The HEI Nonemployee Director Plan is currently the only plan for nonemployee directors and provides for annual stock grants and annual cash retainers for nonemployee directors of HEI and its subsidiaries.

In 2007, HEI issued an aggregate of 32,600 shares of unregistered common stock pursuant to the HEI Nonemployee Director Plan. In 2006, HEI issued an aggregate of 27,600 shares of unregistered common stock pursuant to the HEI 1990 Nonemployee Director Plan, as amended and restated effective May 2, 2006.

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

The dividends declared and paid on HECO’s common stock for the quarters ended September 30, 2007, December 31, 2007 and March 31, 2008 were $13,508,000, $13,576,000 and $14,089,000, respectively. No dividends were declared or paid on HECO’s common stock for the quarters ended March 31, 2007, June 30, 2007, June 30, 2008, September 30, 2008 and December 31, 2008 because HECO was strengthening its capital structure by retaining earnings. Also, see “Liquidity and capital resources” in HEI’s MD&A.

See the discussion of regulatory restrictions on distributions in Note 12 to HEI’s Consolidated Financial Statements, which are incorporated herein by reference, and the discussion of “Restrictions on dividends and other distributions” under “HEI—Regulation” in Item 1. Business.

ITEM 6.	SELECTED FINANCIAL DATA

HEI:

The information required by this item is incorporated herein by reference to page 4 of HEI’s Annual Report.

HECO:

The information required by this item is incorporated herein by reference to “Selected Financial Data” on page 4 of HECO Exhibit 99 to HECO’s Current Report on Form 8-K dated February 19, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is set forth in HEI’s MD&A, incorporated herein by reference to pages 5 to 59 of HEI’s Annual Report.

HECO:

The information required by this item is set forth in HECO’s MD&A, incorporated herein by reference to page 3 of HECO Exhibit 99 to HECO’s Current Report on Form 8-K dated February 19, 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HEI:

The information required by this item is set forth in HEI’s Quantitative and Qualitative Disclosures about Market Risk, incorporated herein by reference to pages 59 to 62 of HEI’s Annual Report.

HECO:

The information required by this item is set forth in HECO’s Quantitative and Qualitative Disclosures about Market Risk, incorporated herein by reference to page 3 of HECO Exhibit 99 to HECO’s Current Report on Form 8-K dated February 19, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEI:

The information required by this item is incorporated herein by reference to pages 66 to 124 of HEI’s Annual Report.

HECO:

The information required by this item is incorporated herein by reference to pages 7 to 52 of HECO Exhibit 99 to HECO’s Current Report on Form 8-K dated February 19, 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

HEI and HECO:

None

ITEM 9A.	CONTROLS AND PROCEDURES

HEI:

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2008, there was no change in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Constance H. Lau, HEI Chief Executive Officer, and James A. Ajello, HEI Chief Financial Officer, have evaluated the disclosure controls and procedures of HEI as of December 31, 2008. Based on their evaluations, as of December 31, 2008, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by HEI in reports HEI files or submits under the Securities Exchange Act of 1934:

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

Internal Control over Financial Reporting

The “Annual Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” required by this item are incorporated herein by reference to pages 64 and 65, respectively, of HEI’s Annual Report.

HECO:

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2008, there was no change in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of HECO’s internal control over financial reporting as of December 31, 2008 that has materially affected, or is reasonably likely to materially affect, HECO’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Richard M. Rosenblum, HECO Chief Executive Officer, and Tayne S. Y. Sekimura, HECO Chief Financial Officer, have evaluated the disclosure controls and procedures of HECO as of December 31, 2008. Based on their evaluations, as of December 31, 2008, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by HECO in reports HECO files or submits under the Securities Exchange Act of 1934:

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

Internal Control over Financial Reporting

The “Annual Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” required by this item are incorporated herein by reference to pages 5 and 6, respectively, of HECO Exhibit 99 to HECO’s Current Report on Form 8-K dated February 19, 2009.

ITEM 9B.	OTHER INFORMATION

HEI and HECO:

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

HEI:

Information for this item concerning the executive officers of HEI is set forth at the end of Item 4 of this report. Information on the current HEI directors and their business experience and directorships is incorporated herein by reference to the sections relating to director nominees and continuing directors in the HEI 2009 Proxy Statement. The information on the HEI Audit Committee and the HEI Board’s determination of the HEI Audit Committee’s financial experts and their names are incorporated herein by reference to the section relating to Committees of the Board and the relevant information in the Audit Committee Report in the HEI 2009 Proxy Statement. No other portion of the “Audit Committee Report” is incorporated herein by reference.

Family relationships; director arrangements

There are no family relationships between any director of HEI or nominee for director of HEI and any executive officer or director of HEI or nominee for director of HEI. There are no arrangements or understandings between any director of HEI and any other person pursuant to which such director was selected.

Code of Conduct

The HEI Board adopted a revised Corporate Code of Conduct, effective June 30, 2008, which includes code of ethics applicable to, among others, the Chief Executive Officer, senior financial officers and senior accounting officers of HEI, a copy of which may be viewed under “Corporate Governance” on HEI’s website at www.hei.com. HEI elects to disclose the information required by Form 8-K, Item 5.05, “Amendments to the Registrant’s Code of Ethics, or Waiver of a Provision of the Code of Ethics,” through this website and such information will remain available on this website for at least a 12-month period.

Section 16(a) beneficial ownership reporting compliance

Information required to be reported under this caption is incorporated herein by reference to the section relating to stock ownership in the HEI 2009 Proxy Statement.

HECO:

Executive officers

The following persons are, or may be deemed to be, executive officers of HECO. Their ages are given as of February 20, 2009, their years of company service are given as of December 31, 2008 and their business experience is given for the past five years. Executive officers are appointed to serve until the meeting of the HECO Board of Directors (HECO Board) after the next HECO Annual Meeting (or written consent of sole shareholder, which is expected in May 2009) and/or until their respective successors have been appointed and qualified (or until their earlier resignation or removal). Company service includes service with HECO affiliates.

HECO Executive Officers	Business experience for past five years
Richard M. Rosenblum, age 58
HECO President and Chief Executive Officer	1/09 to date
Director, HECO	2/09 to date

Prior to joining HECO, served as Southern California Edison’s Senior Vice President of Generation, and Chief Nuclear Officer from 11/05 until his retirement in 5/08, as Senior Vice President, Generation from 9/05 to 11/05, and as Senior Vice President, Transmission and Distribution from 2/98 to 9/05.

Robert A. Alm, age 57 (Company service: 7 years) (1)
Executive Vice President – Public Affairs	2/08 to date
Senior Vice President – Public Affairs	7/01 to 1/08
(1) Effective March 2, 2009, Mr. Alm will be promoted to Executive Vice President.

Amy E. Ejercito, age 50 (Company service: 20 years)
Vice President – Corporate Excellence	1/05 to date
Manager, Customer Service	5/00 to 12/04

Darcy L. Endo-Omoto, age 45 (Company service: 4 years)
Vice President – Government & Community Affairs	9/08 to date
Executive Staff Specialist	9/07 to 9/08
Public Affairs Specialist	9/04 to 3/05, 7/05 to 9/07
Acting Director, Regulatory Affairs	3/05 to 7/05
Prior to joining HECO, served as Partner at the law firm Goodsill Anderson Quinn & Stifel from 1/03 to 8/04.

Jay M. Ignacio, age 49 (Company service: 18 years)
HELCO President	3/08 to date
HELCO Manager, Transmission and Distribution	11/96 to 3/08

Harold K. Kageura, age 56 (Company service: 22 years)
Vice President – Energy Delivery	9/04 to date
Manager, Construction & Maintenance	2/02 to 9/04

HECO Executive Officers	Business experience for past five years
(continued)

Susan A. Li, age 51 (Company service: 18 years)
Vice President – General Counsel	10/07 to date
Manager, Legal Department	5/98 to 10/07

Edward L. Reinhardt, age 56 (Company service: 22 years)
MECO President	5/01 to date

Tayne S. Y. Sekimura, age 46 (Company service: 17 years)
Senior Vice President, Finance and Administration	2/08 to date
Financial Vice President	10/04 to 1/08
Assistant Financial Vice President	8/04 to 10/04
Director, Corporate & Property Accounting	2/01 to 8/04

Thomas C. Simmons, age 60 (Company service: 37 years)
Vice President – Power Supply	2/02 to date

Lynne T. Unemori, age 49 (Company service: 23 years)
Vice President – Corporate Relations	7/06 to date
Director, Corporate Communications	12/00 to 7/06

David G. Waller, age 60 (Company service: 19 years)
Vice President – Customer Solutions	6/04 to date
Manager, Energy Services	4/99 to 6/04

T. Michael May, former President and Chief Executive Officer of HECO, retired from HECO on December 31, 2008. Richard M. Rosenblum joined HECO as President and Chief Executive Officer on January 1, 2009 and became a Director of HECO on February 23, 2009.

HECO executive officers Darcy L. Endo-Omoto, Jay M. Ignacio, Edward L. Reinhardt and Tayne S. Y. Sekimura are also officers and/or directors of MECO, HELCO, RHI and/or UBC.

The following individuals serve on the HECO Board as of February 23, 2009.

Director	Age[2]	Director since [3]
Constance H. Lau	56	2006
Thomas B. Fargo [1]	60	2005
Timothy E. Johns [1]	52	2005
Bert A. Kobayashi, Jr.	38	2006
David M. Nakada	57	2005
Alan M. Oshima	61	2008
Richard M. Rosenblum	58	2009
Anne M. Takabuki [1]	52	1997
Kelvin H. Taketa	54	2004
Barry K. Taniguchi [1]	61	2001
Jeffrey N. Watanabe	66	2008

[1]	Audit committee member.
[2]	Age as of February 20, 2009.
[3]	Year indicates first year elected or appointed. All directors are elected for one year terms.

Timothy E. Johns, Bert A. Kobayashi, Jr., David M. Nakada, Alan M. Oshima, and Anne M. Takabuki are the only nonemployee directors of HECO who are not also directors of HEI. Constance H. Lau, Thomas B. Fargo, Kelvin

H. Taketa, Barry K. Taniguchi, and Jeffrey N. Watanabe are each directors of both HECO and HEI. Information concerning the directors of HECO who are also directors of HEI is incorporated herein by reference to the information set forth above under “HEI” and in the HEI 2009 Proxy Statement.

Mr. Johns has been President and Chief Executive Officer of the Bishop Museum, Hawaii’s State Museum of Natural and Cultural History, since October 2007. From 2000 to October 2007, he was the Chief Operating Officer of the Estate of Samuel Mills Damon, a Hawaii-based private trust, primarily managing a diversified investment portfolio, including real estate assets in Hawaii. He is a director of Grove Farm Company, Inc. (and affiliates) and of Parker Ranch, Inc. (and affiliates). He also sits on the boards of several community organizations, including YMCA of Honolulu, Hawaii Nature Center, Child & Family Service, and Helping Hands Hawaii. He is a member of the State of Hawaii Board of Land and Natural Resources, chair of the U. S. Northwestern Hawaiian Islands Coral Reef Ecosystem Reserve Advisory Council and co-chair of The Trust for Public Land Hawaii Advisory Board.

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

Mr. Oshima has been Senior Advisor at Hawaiian Telcom Communications, Inc. since July 1, 2008 and previously was its Senior Vice President and General Counsel from May 2, 2005 to June 30, 2008. In December 2008, Hawaiian Telcom Communications, Inc. and related entities filed a proceeding under Chapter 11 of the federal bankruptcy laws. The proceeding was originally filed in Delaware but has been transferred to the federal bankruptcy court in Hawaii. From February 1, 2005 to May 1, 2005, Mr. Oshima was employed by The Carlyle Group awaiting the closing of its purchase of Verizon Hawaii (now known as Hawaiian Telcom Communications, Inc.). He was a partner in the law firm of Oshima, Chun, Fong and Chung LLP from 1985 through January 31, 2005. He serves as a member of various boards of Hawaiian Telcom Communications and its affiliated companies. He is also a member and past chair of the Board of Directors of the YMCA of Honolulu, vice-chair of the Board of Hawaii 3Rs, member of the Board of the Hawaii Institute of Public Affairs, and a member of the Advisory Board of The Learning Coalition.

Ms. Takabuki has been President of Wailea Golf LLC, owner/operator of golf courses, since October 1, 2003. At Wailea Golf Resort, Inc., she was President from March 2003 to September 2003. She also serves on the boards of Maui Electric Company, Limited, Hawaii Electric Light Company, Inc., Kapiolani Health Foundation and Wailea Community Association and is a member of the Maui Community College Chancellor’s Advisory Committee.

Audit Committee of the HECO Board

HECO has a guarantee with respect to 6.50% cumulative quarterly income preferred securities series 2004 (QUIPS) listed on the New York Stock Exchange (NYSE). Because HEI has common stock listed on the NYSE and HECO is a wholly-owned subsidiary of HEI, HEI is subject to the NYSE corporate governance listing standards in Section 303A of the NYSE Listed Company Manual and, by reason of an exemption resulting from HEI’s listing, HECO is not. Accordingly, HECO is exempt from NYSE listing standards 303A.04, 303A.05 and 303A.06, requiring a listed company to have a nominating/corporate governance committee, a compensation committee and an audit committee, respectively.

Although not required by NYSE rules to do so, HECO has established one standing committee, the Audit Committee. The current members of HECO’s Audit Committee are nonemployee directors Barry K. Taniguchi, Chairman, Thomas B. Fargo, Timothy E. Johns, and Anne M. Takabuki.

The HECO Audit Committee operates and acts under a written charter, which was adopted and approved by the HECO Board. The Committee provides independent and objective oversight of HECO’s (1) financial reporting processes, (2) audits of the financial statements, including appointment, compensation and oversight of the independent registered public accounting firm which performs the audit of HECO’s financial statements, (3) internal controls, and (4) risk assessment and risk management policies set by management. The HECO Audit Committee also reviews past or proposed transactions between HECO and members of its management and complaints from any employee regarding accounting, internal controls or auditing matters.

The HECO Audit Committee holds meetings it deems necessary to review the financial operations of HECO. In 2008, the HECO Audit Committee held six meetings to review various matters with management, the internal auditor and KPMG LLP (HECO’s independent registered public accounting firm), including the activities of the internal auditor and the results of the annual audit by KPMG LLP of HECO’s 2007 consolidated financial statements, which were incorporated by reference into HECO’s 2007 Form 10-K.

All members of the HECO Audit Committee are independent directors as independence for audit committee members is defined in the listing standards of the New York Stock Exchange. See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Are HECO Directors Independent?” below. None of the members of the HECO Audit Committee are members of audit committees of any other publicly traded company, except that Admiral Fargo and Mr. Taniguchi are members of the HEI Audit Committee and Admiral Fargo is a member of the audit committee for Northrup Grumman Corporation. Barry K. Taniguchi, Timothy E. Johns and Anne M. Takabuki have been determined by the HECO Board to be the HECO “audit committee financial experts.”

Attendance at meetings

In 2008, there were eleven regular and three special meetings of the HECO Board. All incumbent directors attended at least 75% of the combined total number of meetings of the HECO Board and (if applicable) the HECO Audit Committee during 2008.

Family relationships

There are no family relationships between any executive officer or director of HECO and any other executive officer or director of HECO. Bert A. Kobayashi, Jr., who has served as a HECO director since July 2006, is the son of Bert A. Kobayashi, who has served as an ASB director since January 2002.

Executive officer and director arrangements

There are no arrangements or understandings between any executive officer or director of HECO and any other person pursuant to which such executive officer or director was selected.

Code of Conduct

The HEI Board adopted a revised Corporate Code of Conduct, effective June 30, 2008, which includes a code of ethics applicable to, among others, the Chief Executive Officer, senior financial officers and senior accounting officers of HECO, a copy of which may be viewed under “Corporate Governance” on HEI’s website at www.hei.com. HECO elects to disclose the information required by Form 8-K, Item 5.05, “Amendments to the Registrant’s Code of Ethics, or Waiver of a Provision of the Code of Ethics,” through this website and such information will remain available on this website for at least a 12-month period.

ITEM 11.	EXECUTIVE COMPENSATION

HEI:

The information required under this item for HEI is incorporated herein by reference to the information relating to the HEI Board, Committees of the Board and executive compensation in the HEI 2009 Proxy Statement.

HECO:

As T. Michael May (1) was deemed an executive officer of HEI and certain directors of HECO are also directors of HEI, information required under this item for HECO, in addition to that set forth below, is incorporated herein by reference to the information relating to the HECO Board, Committees of the Board and executive compensation in the HEI 2009 Proxy Statement.

Executive compensation

HECO Board and HEI Compensation Committee Report

The HECO Board and the HEI Compensation Committee evaluate and establish compensation for the HECO named executive officers. Management has the primary responsibility for HECO’s financial statements and reporting process, including the disclosure of executive compensation. The HECO Board and the HEI Compensation Committee have reviewed and discussed with management the Compensation Discussion and Analysis that follows. The HECO Board and the HEI Compensation Committee are satisfied that the Compensation Discussion and Analysis fairly and completely represents the philosophy, intent, and actions of the HECO Board and HEI Compensation Committee with regard to executive compensation. The HECO Board approved, and the HEI Compensation Committee recommended to the HEI Board, and the HEI Board concurred, that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

SUBMITTED BY THE HECO BOARD OF DIRECTORS

Constance H. Lau, Chairman

Thomas B. Fargo

Timothy E. Johns

Bert A. Kobayashi, Jr.

David M. Nakada

Alan M. Oshima

Anne M. Takabuki

Kelvin H. Taketa

Barry K. Taniguchi

Jeffrey N. Watanabe

AND SUBMITTED BY THE COMPENSATION COMMITTEE OF

THE HEI BOARD OF DIRECTORS

Thomas B. Fargo, Chairman

Don E. Carroll

Victor H. Li

A. Maurice Myers

Diane J. Plotts

(1)	Mr. May, former President and Chief Executive Officer of HECO, retired from HECO on December 31, 2008. On January 1, 2009, Richard M. Rosenblum joined HECO as President and Chief Executive Officer.

Compensation Discussion and Analysis

Who were the named executive officers for HECO in 2008?

For 2008, the HECO named executive officers were:

1.	T. Michael May, HECO President and Chief Executive Officer. Mr. May retired on December 31, 2008.

2.	Tayne S. Y. Sekimura, HECO Senior Vice President, Finance and Administration, from February 1, 2008, and HECO Financial Vice President from January 1, 2008 to January 31, 2008.

3.	Robert A. Alm, HECO Executive Vice President – Public Affairs from February 1, 2008, and HECO Senior Vice President – Public Affairs from January 1, 2008 to January 31, 2008.(1)

4.	Thomas L. Joaquin, HECO Senior Vice President – Operations.

5.	Karl E. Stahlkopf, HECO Senior Vice President – Energy Solutions and Chief Technology Officer.

(1)	Effective March 2, 2009, Mr. Alm will be promoted to Executive Vice President.

Summary of Results

In 2006 and 2007, Hawaiian Electric Company, Inc. (HECO) did not meet its respective minimum financial threshold and no annual executive incentive bonuses were paid to HECO executives. The results for 2008 were significantly different than prior years and in 2008 HECO successfully achieved a number of its annual and long-term incentive goals and annual and/or long-term incentives were awarded to the HECO named executive officers. HECO regained financial strength primarily due to interim rate relief in the last quarter of 2007. Further on October 20, 2008, HECO and the State of Hawaii announced an ambitious agreement to proactively reduce the State of Hawaii’s dependency on fossil fuel by moving towards a future of increasing renewable energy. This proactive agreement positions the State of Hawaii at the forefront of clean energy leadership and provides HECO with the potential to appropriately change its business model.

Summary of Significant Changes

The HEI Compensation Committee has the responsibility for recommending the total compensation program for HECO, subject to the approval of the HECO Board. In 2008, the HEI Compensation Committee held eight meetings to approve, among other things, the overall executive compensation program design. The HEI Compensation Committee held lengthy discussions, with and without management present, regarding best pay practices and trends. The HEI Compensation Committee revamped HEI’s executive programs that are applicable to HECO named executive officers to comply with new regulations, to establish leading best practices, and to reflect a more conservative approach toward executive compensation in alignment with shareholder interests. On the whole, the changes were intended to make the executive compensation program more performance based.

The following are some of the major revisions made to the executive compensation and incentive programs applicable to HECO in 2008:

•

The HEI Excess Pay Plan, HEI Supplemental Executive Retirement Plan, HEI Executives’ Deferred Compensation Plan, and HEI Non-Employee Directors’ Deferred Compensation Plan, each a nonqualified deferred compensation plan, were amended and restated effective January 1, 2009, to comply with final regulations under Section 409A of the Internal Revenue Code. Benefits paid from all these plans (to the extent not earned and vested as of December 31, 2004) to “specified employees,” as defined in Section 409A, on account of separation from service must be delayed until at least six months after the specified employee’s separation from service. The plans were also amended so that a participant will forfeit all benefits if terminated for cause, defined as a violation of the HEI Corporate Code of Conduct, which governs HEI and its affiliated companies.

•

Effective April 2008, a participant forfeits any potential annual or long-term incentive award if the participant terminates employment within the performance period for any reason other than retirement, death or disability.

The following are some of the major revisions that will be made to the executive programs in 2009:

•

Base salaries for the HECO named executive officers, excluding selective salary adjustments for executives to make up for the elimination of the car and gas allowance and for other special circumstances, will be frozen in 2009. The executive salary structure (cost of living adjustments to the executive salary grades) will also be frozen in 2009.

•

Annual and long-term incentives for performance periods beginning in 2009 will be based on a percentage of an executive’s base salary, rather than the salary midpoint of the executive’s grade, to more accurately reflect individual contributions. Each incentive metric will have its own threshold.

•

Company-paid executive physicals and car and gas allowances for HECO executives have been eliminated in keeping with HEI’s philosophy to reduce nonperformance perquisites, effective January 1, 2009 and May 1, 2009, respectively.

•

In 2009, restricted stock units will be awarded instead of restricted stock awards. Restricted stock units will allow pro rata vesting upon an executive’s retirement, death or disability, while discouraging voluntary departures prior to retirement.

Compensation Process

Who is responsible for determining appropriate executive compensation?

The HECO Board and the HEI Compensation Committee have the responsibility for recommending the total compensation program for HECO and its subsidiaries, and can approve, modify or reject the recommendations of executive management regarding executive total compensation and incentive programs, including incentive compensation and equity-based plans.

The HECO Board Chairman conducts an evaluation of the performance of the HECO President and Chief Executive Officer and makes recommendations to the HECO Board and the HEI Compensation Committee regarding the compensation for the HECO President and Chief Executive Officer. The HECO Board and the HEI Compensation Committee, with the assistance of an independent compensation consultant, recommends an executive compensation package for the HECO President and Chief Executive Officer, subject to the approval of the HEI Board.

Can the HECO Board and the HEI Compensation Committee modify or terminate executive compensation programs?

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

In making compensation determinations, the HECO Board and the HEI Compensation Committee will consider financial accounting consequences if appropriate. For instance, the HECO Board and the HEI Compensation Committee may determine that there should not be any incentive payout that would otherwise result solely from a new way of accounting for a financial measure. The HECO Board and the HEI Compensation Committee will also consider tax consequences if appropriate. As an example, the HECO Board and the HEI Compensation Committee will take into account tax deductibility in establishing executive compensation, but reserve the right to award compensation even when not deductible, if it is reasonable and appropriate.

Does HECO have the right to force executives to return compensation received?

In 2007, the HEI Compensation Committee approved, and the HECO Board ratified, an executive compensation recovery policy for the recoupment of performance-based awards paid to executives who are found to be personally responsible for the fraud, gross negligence, or intentional misconduct that causes HECO or any of its operating subsidiaries to restate all or a portion of its financial statements. The amount to be recovered from the executive will be the amount by which the performance-based award exceeded the amount that would have been payable to the executive had the financial statements been initially filed as restated, or any other amount (including, but not limited to, the entire award) that the HEI Compensation Committee shall determine (with HECO Board ratification), but in no event will the amount to be recovered by HECO be less than the amount required to be repaid or recovered as a matter of law. The HEI Compensation Committee has the discretion to determine whether HECO shall effect any such recovery (i) by seeking repayment from the executive, (ii) by reducing any other amount under any compensatory plan or program maintained by HECO, (iii) by withholding payment of future increases in compensation (including the payment of any discretionary bonus amount) or grants of compensatory awards, or (iv) by any combination of the foregoing. In addition, HECO may dismiss the executive found to be personally responsible for the fraud, gross negligence, or intentional misconduct or take such other action to enforce the executive’s obligations to HECO as it may deem appropriate based on the particular circumstances of the situation.

What is the role of the compensation consultant?

An independent compensation consultant, Towers Perrin, provides the HECO Board and the HEI Compensation Committee with advice and data with respect to compensation benchmarking and market practices. The HECO President and Chief Executive Officer provides input on the compensation of the HECO named executive officers to the HEI Vice President–Administration. The HEI Vice President–Administration, in turn, works directly with Towers Perrin on all HECO executive compensation matters. For a further discussion of the role of Towers Perrin in assisting the HEI Compensation Committee concerning executive compensation initiatives and in providing other services, see the information provided in response to this question in the HEI Compensation and Discussion and Analysis incorporated by reference to the HEI 2009 Proxy Statement.

In 2008, the HEI Compensation Committee engaged Towers Perrin to provide a comprehensive review of HECO’s compensation and benefit policies and practices for executives. This review included work regarding project planning, peer group, compensation philosophy, competitive study, incentive plan review and other compensation components. In addition, the HEI Compensation Committee engaged Towers Perrin to provide reviews of tally sheets, incentive plans, performance based bonuses, and equity grants. The HEI Compensation Committee authorized these projects to ensure that all compensation and benefit programs align with corporate strategies, to enhance linkage of rewards to results within the participant’s responsibilities, to ensure fairness in the administration of plans, to simplify programs for greater understanding, to maintain the competitiveness of the programs, and to manage costs within HECO’s financial resources.

What is the role of executive officers in determining HECO named executive officer compensation?

Mr. May, who served as HECO President and Chief Executive Officer through July 31, 2008, reviewed and made recommendations regarding executive compensation for the other HECO named executive officers. In early 2008, Mr. May recommended the base salary increases for the HECO named executive officers, other than himself. He also worked with the HECO Vice President, Corporate Excellence and the HEI Vice President–Administration, in making recommendations to the HECO Board and the HEI Compensation Committee on compensation (including financial and performance measures under the executive incentive plans) and benefits for HECO named executive officers, other than himself. Ms. Lau, the HEI President and Chief Executive Officer and Chairman of the HECO Board, reviews and makes recommendations regarding the executive compensation of the HECO President and Chief Executive Officer. The HECO President and Chief Executive Officer does not participate in the HECO Board’s or HEI Compensation Committee’s decision-making process on compensation matters regarding his or her own salary, incentives or other compensation matters.

The HECO Vice President, Corporate Excellence, has the overall responsibility for administering the HECO executive compensation programs. She may also make recommendations on executive compensation matters, including the methodology and metrics for computing executive incentives.

Compensation Program

What are the objectives of the Company’s compensation programs?

The following are the primary objectives of HECO’s compensation programs:

•	Create a competitive advantage to attract, retain and motivate talented executives.

•	Emphasize performance-based rewards driven by results within the scope of the executive’s role.

•	Provide compensation, benefits and perquisites that are designed to be competitive with peer companies.

•	Reward performance relative to strategic plans that support shareholder value.

What are the elements of executive compensation?

To meet the compensation objectives described above, the compensation for the HECO named executive officers include the following elements:

•	Base salary.

•	Annual performance-based cash incentive compensation.

•	Long-term performance-based equity and non-equity incentive compensation.

•	Health and welfare benefits, retirement benefits, limited perquisites and other benefits.

Why does HECO choose to pay each element?

•	HECO chooses to pay its executives a base salary because salary for services rendered during the year recognizes the individual’s position, responsibilities, experience and performance.

•

HECO provides its executives the opportunity to earn annual cash incentives based on the achievement of goals to build fundamental earnings in a controlled risk manner to support the continued payment of the HEI dividend. The annual incentive goals motivate executives and encourage their commitment to HECO’s success. Shareholders and other stakeholders benefit from the achievement of these goals.

•

HECO provides longer-term incentives to support initiatives to promote long-term growth in shareholder value, to increase HECO’s financial and strategic flexibility, and to build its fundamental value. HECO pays its executives in a mix of earned long-term incentives paid partially in HEI stock and service based-restricted stock in order to encourage stock ownership and alignment of the interests of executives and shareholders. HECO’s long-term incentive plan rewards executives based on HECO’s successful financial performance over rolling three-year performance periods. The three-year performance period provides balance with the shorter-term focus of the annual incentive compensation plan.

•	HECO pays its executives health and welfare benefits, retirement benefits and limited perquisites to encourage executive retention and to be competitive with its peers.

How does HECO determine the amount for each element?

HECO is Hawaii’s major regulated electric public utility and supplies power to 95% of Hawaii’s population through its electric utilities, Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited.

With the assistance of its compensation consultant, the HEI Compensation Committee targets the total compensation and each component at the median of relevant peers. The actual awards are differentiated based upon performance and contribution. There is also more pay-at-risk at higher roles in the organization. Above median incentives may be given to individual executives for superior performance.

Peer companies are comprised of companies that, in the aggregate, are similar in business focus, financial scope and valuation, are product and service competitors, provide sources for talent, and are similar with respect to cost-of-labor and cost-of-living. The resulting peer companies are used as a guide in determining appropriate pay levels and mix of pay components.

Towers Perrin conducted its 2008 peer selection by considering utility industry companies with $1.0 billion to $4.2 billion in revenues, 1,070 to 4,300 employees, and return on average common equity (ROACE) greater than 5%.

The following are the HECO peer group companies:*

Allegheny Energy Inc.**

Alliant Energy Corp.

Ameren Corp.**

Aquila Inc.

Avista Corp.

Entergy Corp.**

Great Plains Energy, Inc.

Mirant Corp.

Northeast Utilities

NSTAR

OGE Energy Corp.

Pinnacle West Capital Corp.

PNM Resources, Inc.

Portland General Electric Co.

PPL Corp. **

Puget Energy Inc.

Questar Corp.

San Diego Gas & Electric Company

Sierra Pacific Resources

TECO Energy Inc.

UIL Holdings Corp.

UniSource Energy Corp.

Vectren Corp.

Westar Energy, Inc.

Wisconsin Energy Corp.

*	Through recent restructurings or name changes, some of these utilities may no longer exist. These changes will be reflected at the time the compensation peer data is reviewed in the next compensation assessment.

**	Utility holding company. Subsidiary benchmarks used for Hawaiian Electric Company executives.

How does each element fit into HECO’s overall compensation objectives?

With the assistance of its compensation consultant, the HECO Board and the HEI Compensation Committee reviews each compensation element to determine whether it fits into HEC0’s overall compensation objectives. The Committee also requests that management prepare and the consultant review tally sheets on each executive officer to determine how each executive’s elements of pay, such as base salary, annual incentives, benefits and long-term incentives, compared to peers. The HEI Compensation Committee uses this information to consider whether any element should be reduced or increased or whether the mix of elements should be changed.

The HECO Board and the HEI Compensation Committee also reviewed internal equity amongst the top executives when developing pay recommendations. The Committee believes that the comparative compensation among the HECO named executive officers is fair, considering job scope, experience, value to the organization, and duties relative to the other HECO named executive officers. The compensation of T. Michael May, the former President and Chief Executive Officer of HECO, retired on December 31, 2008, reflected his role as head of the utility and its subsidiaries through July 31, 2008, and his contribution to the company through the end of the year.

Compensation Elements

What are the base salaries of the HECO named executive officers?

In April 2008, Ms. Lau recommended a base salary increase for Mr. May. Mr. May recommended base salary increases for Messrs. Alm, Joaquin and Stahlkopf. Taking into consideration these recommendations, the HECO Board and the HEI Compensation Committee approved the following salary increases, effective May 1, 2008:

Name	% Base Salary Increase	$ Base Salary Increase	Base Salary, Effective May 1, 2008
T. Michael May(1)	3.0%	$17,900	$615,900
Tayne S. Y. Sekimura(2)	—	—	246,000
Robert A. Alm(3)	3.0%	8,600	297,000
Thomas L. Joaquin	3.4%	10,100	305,300
Karl E. Stahlkopf	3.0%	10,000	346,000

(1)	Mr. May stepped down as President and Chief Executive Officer effective August 1, 2008, and retired as an employee of HECO on December 31, 2008. Effective January 1, 2009, Richard M. Rosenblum joined HECO as President and CEO. Mr. Rosenblum’s base salary is $580,000.
(2)	Ms. Sekimura was promoted to Senior Vice President, Finance and Administration, effective February 1, 2008. At its meeting on January 22, 2008, the HEI Compensation Committee recommended, and the HECO Board subsequently approved, a base salary increase of $18,000 effective February 1, 2008, increasing her salary to $246,000. Mr. May recommended and the HECO Board approved a performance based salary increase of $10,000 effective August 1, 2008 and Ms. Sekimura’s final salary for 2008 was $256,000.
(3)	Effective March 2, 2009, Mr. Alm will be promoted to Executive Vice President. At its meeting on February 20, 2009, the HEI Compensation Committee recommended, and the HECO Board subsequently approved, a base salary increase of $44,600 effective March 2, 2009, increasing Mr. Alm’s salary to $341,600.

Base salaries for the HECO named executive officers, excluding selective salary adjustments for executives to make up for the elimination of the car and gas allowance and for other special circumstances, will be frozen in 2009. The executive salary structure (cost of living adjustments to the executive salary grades) will be frozen in 2009.

Were there any discretionary bonuses paid to HECO named executive officers in 2008?

Yes. In March 2008, Mr. May received in addition to his base salary of $615,900, a discretionary bonus of $100,000 for the utility’s success in meeting project milestones that set the groundwork for improved financial performance in operational areas such as regulatory affairs, demand side management, and distributed and central unit generation. On October 20, 2008, HECO and the State of Hawaii announced an ambitious agreement to proactively reduce the State of Hawaii’s dependency on fossil fuel by moving towards a future of increasing renewable energy. This proactive agreement positions the State of Hawaii at the forefront of clean energy leadership and provides HECO with the potential to appropriately change its business model. As a result of their leadership and significant contribution to this ground-breaking agreement and the strategic shift of the utility’s business and focus on renewable resources, Mr. Alm received a discretionary bonus of $100,000 and Ms. Sekimura received a discretionary bonus of $35,000 in late 2008.

What was HECO’s 2008 annual incentive plan and were there any payouts to HECO named executive officers under this plan?

In 2008, Messrs. May, Alm, Joaquin, Stahlkopf, and Ms. Sekimura had a minimum utility consolidated net income threshold of $90.2 million for his/her annual incentive goal. The minimum financial threshold was set at 10% below the target forecast. This financial threshold was met in 2008.

In addition to the minimum thresholds, the HECO Board and the HEI Compensation Committee approved the following annual financial and other operational goals for the named executive officers for 2008. The following table lists the named executive officer performance metrics, weightings, target goals and actual results achieved for the 2008 annual incentive compensation plan:

Name	Weight	Performance Metric	Target	Actual Results
T. Michael May	35%	Utility Consolidated Net Income	$100.2 million	$92.0 million
	35%	Utility Consolidated Free Cash Flow	($77.7) million	($17.1) million
	10%	Preferred Energy Future	Meet project milestones	Not met
	10%	Expand Renewable Generation	Meet project milestones	Achieved at target
	10%	Execute Regulatory Strategy	Complete by July 2008	Achieved at target

Tayne S. Y. Sekimura	30%	Utility Consolidated Net Income	$100.2 million	$92.0 million
	30%	Utility Consolidated Free Cash Flow	($77.7) million	($17.1) million
	10%	Preferred Energy Future	Meet project milestones	Not met
	10%	Expand Renewable Generation	Meet project milestones	Achieved at target
	10%	Execute Regulatory Strategy	Complete by July 2008	Achieved at target
	5%	Resolve Imputed Debt	Complete by Sept 2008	Not met
	5%	Enterprise IT Projects	Meet project milestones	Achieved at minimum

Robert A. Alm	30%	Utility Consolidated Net Income	$100.2 million	$92.0 million
	30%	Utility Consolidated Free Cash Flow	($77.7) million	($17.1) million
	10%	Preferred Energy Future	Meet project milestones	Not met
	10%	Expand Renewable Generation	Meet project milestones	Achieved at target
	10%	Execute Regulatory Strategy	Complete by July 2008	Achieved at target
	10%	Resolve Imputed Debt	Complete by Sept 2008	Not met

Thomas L. Joaquin	30%	Utility Consolidated Net Income	$100.2 million	$92.0 million
	30%	Utility Consolidated Free Cash Flow	($77.7) million	($17.1) million
	10%	Preferred Energy Future	Meet project milestones	Not met
	10%	Expand Renewable Generation	Meet project milestones	Achieved at target
	10%	Execute Regulatory Strategy	Complete by July 2008	Achieved at target
	5%	New Generating Unit Project	Meet project milestones	Not met
	5%	CIS Project	Complete by August 2008	Not met

Karl E. Stahlkopf	30%	Utility Consolidated Net Income	$100.2 million	$92.0 million
	30%	Utility Consolidated Free Cash Flow	($77.7) million	($17.1) million
	10%	Preferred Energy Future	Meet project milestones	Not met
	10%	Expand Renewable Generation	Meet project milestones	Achieved at target
	10%	Execute Regulatory Strategy	Complete by July 2008	Achieved at target
	10%	Distributed Generation Strategy	Meet project milestones	Achieved at target

The above goals were set by the HEI Compensation Committee and approved by the HECO Board, because these goals position the utility for continued business and financial success while further increasing shareholder value. The HECO named executive officers had the heaviest weighting on consolidated net income and free cash flow, which were key drivers of shareholder value and the utility’s financial success in 2008. Other operational goals were given to executives depending on their areas of responsibility and focus.

Utility Consolidated Net Income is a basic financial measurement of the utility consolidated earnings for the year. Utility consolidated net income contributes directly to HEI’s net income and its earnings per share. Net income is a generally accepted accounting principles (GAAP) measure.

Utility Consolidated Free Cash Flow is measured as follows: Utility consolidated net cash provided by operating activities less net capital expenditures. Free cash flow represents the cash that a company is able to generate after spending the money required to maintain or expand its asset base. Free cash flow is a measure of shareholder value, and the company’s ability to develop new products, invest in capital improvements, pay dividends and reduce debt. Negative free cash flow may be a positive indicator if it is a result of the company making large investments with a high rate of return.

In addition to these financial goals, all HECO named executive officers shared the following three operational goals: Achieve a Preferred Energy Future, Expand Renewable Generation, and Execute Regulatory Strategy. The Achieve a Preferred Energy Future goal refers to HECO’s partnership activity and progress in the construction of a biodiesel plant. The Expand Renewable Generation goal refers to the utilities’ comprehensive plan to increase the utility’s resources of renewable energy. The Execute Regulatory Strategy goal involved the filing of a rate case with Hawaii’s Public Utility Commission to support the financial health of the utility as it makes critical investments in infrastructure to support reliable service for customers and prepares for increased renewable energy production.

Mr. Alm and Ms. Sekimura also had a goal to Resolve Imputed Debt, which involves obtaining regulatory approval to move the recovery of reasonably incurred purchased power costs from base rates to a new surcharge.

Ms. Sekimura had an additional goal of Enterprise IT Projects. This goal refers to the successful progress and completion of HECO’s major IT implementation projects, including the new Customer Information System and the new Human Resources Information System.

Mr. Joaquin also had additional operational goals for the New Generating Unit, which involves the ongoing construction of a new biofueled power plant and advancing the project within budget and according to schedule, as well as a goal to implement the new Customer Information System project on schedule and within budget.

Mr. Stahlkopf had an additional goal to further our Distributed Generation Strategy, which involves progress on various distributed generation projects and agreements on Oahu and Maui. Mr. Stahlkopf successfully achieved target project and agreement milestones on this goal.

The following were the award ranges, shown as a percentage of the salary midpoint that the HECO Board and the HEI Compensation Committee approved for the 2008 annual incentive plan:

Name	Minimum	Target	Maximum	2008 salary midpoint
T. Michael May	30%	60%	120%	$581,000
Tayne S. Y. Sekimura(1)	15%	30%	45%	254,000
Robert A. Alm	15%	30%	45%	256,000
Thomas L. Joaquin	15%	30%	45%	256,000
Karl E. Stahlkopf	15%	30%	45%	306,000

(1)	Ms. Sekimura was appointed to her current position of Senior Vice President, Finance & Administration on February 1, 2008. Her 2008 salary midpoint noted here is based on a prorated amount of 1 month at $228,000 which was the 2008 salary midpoint of her previous position as Financial Vice President, and 11 months at $256,000 which is the 2008 salary midpoint of her current position.

In 2008, HECO met its minimum threshold utility consolidated net income goal and earned $92.0 million. HECO achieved a negative $17.1 million in utility free cash flow, which was above the maximum goal. The utility free cash flow for 2008 was due to higher net cash from operating activities resulting from lower than budgeted fuel oil costs, as well as scheduling of major capital projects. As a result of this solid performance on the annual incentive plan goals, on February 20, 2009, the HEI Compensation Committee approved the following annual executive incentive compensation plan bonuses for the HECO named executive officers:

Name	Payout
T. Michael May(1)	$385,573
Tayne S. Y. Sekimura	64,809
Robert A. Alm	63,485
Thomas L. Joaquin	63,485
Karl E. Stahlkopf	85,064

(1)	Under the terms of a letter agreement entered into on June 13, 2008, HECO agreed that if the incentive award for 2008 performance under the annual incentive compensation plan was less than the amount Mr. May would receive if his 2008 goals were achieved at his target levels, then HECO agreed to make up that shortfall with an additional cash payment to Mr. May in the amount of such shortfall. Actual performance for Mr. May’s 2008 goals exceeded target levels overall.

What is HECO’s 2009 annual incentive plan?

The 2009 annual incentive plan for HECO executive officers was approved by the HEI Compensation Committee on February 20, 2009. The annual incentive plan goals are simplified and focused upon the four key constituencies of the utility: 1) Shareholders, 2) Employees, 3) Customers and 4) Regulators. The approved 2009 annual incentive plan for the participating HECO named executive officers is as follows:

Name	Weight	Performance Metric	Target
Tayne S. Y. Sekimura	40%	Utility Consolidated Net Income	$84.5 million
Robert A. Alm	20%	Consolidated Safety (Total Cases Incident Rate)	4.25
	20%	HECO Customer Satisfaction	78.2
	20%	Hawaii Clean Energy Initiative (HCEI)	HCEI goals

Ms. Sekimura and Mr. Alm share the following goals: Utility Consolidated Net Income, Consolidated Safety (Total Cases Incident Rate), HECO Customer Satisfaction and HCEI (Hawaii Clean Energy Initiative) goals. Utility Consolidated Net Income is the basic financial measurement of earnings for the year and contributes directly to HEI’s net income and its earnings per share. Net income is a GAAP measure. Consolidated Safety focuses on employee safety as measured by the Total Cases Incident Rate (TCIR). TCIR is a standard measure of safety performance, which is determined by the total number of cases x 200,000 productive hours divided by the total number of productive hours for the year. The goal was selected because of the importance of safety to every employee and to our entire team. The HECO Customer Satisfaction goal is based upon the results of the quarterly Customer Satisfaction Survey conducted by a 3rd party vendor to assess how satisfied our customers are with our service, reliability and the price of our product. The HCEI goal is based upon the recent agreement executed between the State of Hawaii and the utilities in October 2008 to proactively reduce the State of Hawaii’s dependency on fossil fuel by moving towards a future of increasing renewable energy.

The following award ranges were approved for the HECO named executive officers listed below, and will be determined as a percent of 2009 estimated salary, instead of salary midpoint, which allows for awards to better reflect individual contributions:

Name	Minimum	Target	Maximum	2009 estimated salary
Tayne S. Y. Sekimura	15%	30%	60%	$256,000
Robert A. Alm(1)	20%	40%	80%	334,200

(1)	Effective March 2, 2009, Mr. Alm will be promoted to Executive Vice President. At its meeting on February 20, 2009 the HEI Compensation Committee recommended, and the HECO Board subsequently approved, a base salary increase of $44,600, effective March 2, 2009, increasing Mr. Alm’s salary to $341,600. If a payout is earned and approved, the award would be calculated applying the percentages above, to a salary of $334,200. This is a prorated amount based on 2 months at $297,000 which was Mr. Alm’s salary under his previous position as Executive Vice President - Public Affairs, and 10 months at his new salary of $341,600.

Richard M. Rosenblum joined HECO as President and Chief Executive Officer on January 1, 2009, and will also be participating in this plan.

What was HECO’s 2006-2008 long-term incentive plan and what were the 2009 payouts to HECO named executive officers under the Plan?

The three-year performance incentive plan is otherwise known as the Long Term Incentive Plan (LTIP). In 2006, the HECO Board and the HEI Compensation Committee approved the following award ranges, shown as a percentage of each individual’s 2008 salary midpoint, for the HECO named executive officers who were participants in the plan:

Name	Minimum	Target	Maximum	2008 salary midpoint
T. Michael May	40.0%	80.0%	170.0%	$581,000
Robert A. Alm	25.0%	37.5%	75.0%	256,000
Thomas L. Joaquin	25.0%	37.5%	75.0%	256,000
Karl E. Stahlkopf	25.0%	37.5%	75.0%	306,000

The HECO named executive officers had three long-term goals, Return on Average Common Equity (consolidated) compared to the Edison Electric Institute Index, Net Income (consolidated), and Total Return to Shareholders. The HECO named executive officers earned a long-term incentive award under the 2006-2008 LTIP for achieving a return at the 38.5th percentile of the Edison Electric Institute (EEI) Index, which is above the minimum goal of achieving a return at or above the 30th percentile of the EEI Index.

The long-term incentive award for this performance period will be paid out 60% in cash and 40% in HEI common stock based on the stock value as of the time of the award. The stock component aligns executives’ interests with the interests of shareholders.

Name	Weight	Performance Metric	Target	Result	Payout
T. Michael May	40%	Consolidated Return on Average Common Equity	50th percentile of the Edison Electric Institute Index(1)	12th percentile(2)	$—
	40%	Consolidated Net Income	$99.405 million	$73.0 million	—
	20%	Total Return to Shareholders	50th percentile of the Edison Electric Institute Index(1)	38.5th percentile	66,234

	100%				$66,234

Robert A. Alm	40%	Consolidated Return on Average Common Equity	50th percentile of the Edison Electric Institute Index(1)	12th percentile(2)	$—
	40%	Consolidated Net Income	$99.405 million	$73.0 million	—
	20%	Total Return to Shareholders	50th percentile of the Edison Electric Institute Index(1)	38.5th percentile	15,520

	100%				$15,520

Thomas L. Joaquin	40%	Consolidated Return on Average Common Equity	50th percentile of the Edison Electric Institute Index(1)	12th percentile(2)	$—
	40%	Consolidated Net Income	$99.405 million	$73.0 million	—
	20%	Total Return to Shareholders	50th percentile of the Edison Electric Institute Index(1)	38.5th percentile	15,520

	100%				$15,520

Karl E. Stahlkopf	40%	Consolidated Return on Average Common Equity	50th percentile of the Edison Electric Institute Index(1)	12th percentile(2)	$—
	40%	Consolidated Net Income	$99.405 million	$73.0 million	—
	20%	Total Return to Shareholders	50th percentile of the Edison Electric Institute Index(1)	38.5th percentile	18,551

	100%				$18,551

(1)	The Edison Electric Institute (EEI) is an association of U.S. investor-owned electric companies that are representative of companies that are comparable investment alternatives to HEI. The Institute’s members serve 95% of the ultimate customers in the investor-owned segment of the industry, and represent approximately 70% of the U.S. electric power industry. The EEI Index measures performance data for over 60 U.S. investor-owned electric utilities. The performance of the companies in the Index is calculated on a noncapital weighted basis so as not to give a disproportionate emphasis to the larger companies. Listed below are the utilities in the EEI Index for 2008:

Allegheny Energy, Inc.

Allete Inc.

Alliant Energy Corp.

Ameren Corp.

American Electric Power Co.

Avista Corp.

Black Hills Corp.

Centerpoint Energy, Inc.

Central Vermont Public Service Corp.

CH Energy Corp.

CLECO Corp.

CMS Energy Corp.

Consolidated Edison, Inc.

Constellation Energy Group, Inc.

Dominion Resources, Inc.

DPL, Inc.

DTE Energy Co.

Duke Energy Corp.

Edison International

El Paso Electric Co.

Empire District Electric Co.

Entergy Corp.

Exelon Corp.

First Energy Corp.

FPL Group, Inc.

Great Plains Energy, Inc.

Hawaiian Electric Industries, Inc.

Idacorp, Inc.

Integrys Energy Group

Maine and Maritimes Corp.

MDU Resources Group, Inc.

MGE Energy, Inc.

NISOURCE Inc.

Northeast Utilities

Northwestern Corp.

NSTAR

NV Energy, Inc.

OGE Energy Corp.

Otter Tail Corp.

Pepco Holdings Inc.

PG&E Corp.

Pinnacle West Capital Corp.

PPL Corp.

PNM Resources, Inc.

Progress Energy, Inc.

Public Service Enterprise Group, Inc.

Puget Energy, Inc.

Scana Corp.

Sempra Energy Southern Co.

TECO Energy, Inc.

UIL Holdings Corp.

UniSource Energy Corp.

Unitil Corp.

Westar Energy, Inc.

Xcel Energy, Inc

Vectren Corp.

Wisconsin Energy Corp.

(2)	This EEI Index metric was determined using a 33 month performance period instead of the usual 36 month performance period in order to determine results compared to peer data in time for completion of this report.

What is HECO’s 2008-2010 long-term incentive plan?

In February 2008, the HEI Compensation Committee approved the following long-term incentive award levels for the 2008-2010 period for each of the HECO named executive officers if the following incentive performance goals for that period are met:

Name	Weight	Performance Metric	Minimum Threshold	Target Goal
T. Michael May	50%	Consolidated Free Cash Flow	($24.1 million)	($13.0 million)
Tayne S.Y. Sekimura Robert A. Alm Thomas L. Joaquin Karl E. Stahlkopf	30%	Consolidated Ratemaking Return on Average Common Equity vs. Allowed Return	90% of consolidated allowed rate of return on equity less 50 basis points	95% of consolidated allowed rate of return on equity less 50 basis points
	20%	HEI Total Return to Shareholders	30th percentile of the Edison Electric Institute Index	50th percentile of the Edison Electric Institute Index

	100%

The metrics used in this program are common financial measures for the most part. Ratemaking Return on Average Common Equity vs. Allowed Return is a useful measurement for comparing the utility’s earnings to the earnings regulators have determined are reasonable in the most recent ratemaking proceeding of each respective utility. It encourages executives to seek to have each utility earn its allowed regulated return.

The following are the award levels for these incentives:

Name	Minimum	Target	Maximum	2010 projected salary midpoint of position grade (4)
T. Michael May(1)	40%	80%	170%	$581,000
Tayne S.Y. Sekimura(2)	25%	37.5%	75%	269,000
Robert A. Alm(3)	25%	37.5%	75%	269,000
Thomas L. Joaquin	25%	37.5%	75%	269,000
Karl E. Stahlkopf	25%	37.5%	75%	321,000

(1)	Because Mr. May retired effective December 31, 2008, his 2008-2010 long-term incentive award, if any, will be prorated for the one year that he served in the three-year performance period, but only if performance goals are achieved. Mr. May’s award will be based upon his salary midpoint at retirement.
(2)	Ms. Sekimura was appointed to her current position of Senior Vice President, Finance & Administration on February 1, 2008. If a payout is earned and approved, the award would be prorated based on 1 month at the 2010 salary midpoint of her previous position as Financial Vice President, and 35 months at the 2010 salary midpoint of her current position.

(3)	Effective March 2, 2009, Mr. Alm will be promoted to Executive Vice President. If a payout is earned and approved, the award would be prorated based on 14 months at the 2010 salary midpoint of his previous position as Executive Vice President – Public Affairs, and 22 months at the 2010 salary midpoint of his position as Executive Vice President.
(4)	The award payouts will be based upon actual 2010 salary midpoints and not the projected midpoints cited here.

In addition to the basic long-term incentive plan, the Committee also approved supplemental long-term incentive award levels for the 2008-2010 period for each of the HECO named executive officers so that HECO’s long-term incentive program would be even more performance based. Rather than providing restricted stock awards at the levels given in 2007, the Committee reduced the restricted stock awards given to the HECO named executive officers and provided an additional supplemental long-term incentive opportunity. Payment of any awards that may be made under this supplemental 2008-2010 long-term incentive program will be paid in a combination of 50% cash and 50% stock (versus 60% cash and 40% stock for the basic long-term incentive plan) to promote greater stock ownership and alignment with shareholder interests. The following are the award levels for these supplemental incentives:

Name	Minimum	Target	Maximum	2010 projected salary midpoint of position grade(4)
T. Michael May(1)	9.0%	18.0%	38.0%	$581,000
Tayne S.Y. Sekimura(2)	6.5%	10.0%	20.0%	269,000
Robert A. Alm(3)	6.5%	10.0%	20.0%	269,000
Thomas L. Joaquin	6.5%	10.0%	20.0%	269,000
Karl E. Stahlkopf	6.5%	10.0%	20.0%	321,000

(1)	Because Mr. May retired effective December 31, 2008, his supplemental 2008-2010 long-term incentive award, if any, will be prorated for the one year that he served in the three-year performance period, but only if performance goals are achieved. Mr. May’s award will be based upon his salary midpoint at retirement.
(2)	Ms. Sekimura was appointed to her current position of Senior Vice President, Finance & Administration on February 1, 2008. If a payout is earned and approved, the award would be prorated based on 1 month at the 2010 salary midpoint of her previous position as Financial Vice President, and 35 months at the 2010 salary midpoint of her current position.
(3)	Effective March 2, 2009, Mr. Alm will be promoted to Executive Vice President. If a payout is earned and approved, the award would be prorated based on 14 months at the 2010 salary midpoint of his previous position as Executive Vice President – Public Affairs, and 22 months at the 2010 salary midpoint of his position as Executive Vice President.
(4)	The award payouts will be based upon actual 2010 salary midpoints and not the projected midpoints cited here.

Under the revised program, the HEI Compensation Committee approved the supplemental long-term incentive award levels for the 2008-2010 period for each of the HECO named executive officers if the following incentive performance goals for that period are met:

Name	Weight	Performance Metric	Minimum Threshold	Target Goal
T. Michael May	50%	Consolidated Free Cash Flow	($24.1 million)	($13.0 million)
Tayne S. Y. Sekimura Robert A. Alm Thomas L. Joaquin Karl E. Stahlkopf	30%	Consolidated Ratemaking Return on Average Common Equity vs. Allowed Return	90% of consolidated allowed rate of return on equity less 50 basis points	95% of consolidated allowed rate of return on equity less 50 basis points
	20%	HEI Total Return to Shareholders	30th percentile of the Edison Electric Institute Index	50th percentile of the Edison Electric Institute Index

	100%

The 2008-2010 grant of long term incentive and supplemental long term incentive awards specific to the HECO named executive officers are summarized in the Grants of Plan-Based Awards and related notes below.

What is HECO’s 2009-2011 long-term incentive plan?

In February 2009, the HEI Compensation Committee and the HECO Board approved the following long-term incentive award levels for the 2009-2011 period for each of the participating HECO named executive officers if the following incentive performance goals for that period are met:

Name	Weight	Performance Metric	Minimum Threshold	Target Goal
Tayne S.Y. Sekimura Robert A. Alm	60%	HEI Total Return to Shareholders	30th percentile of the Edison Electric Institute Index	50th percentile of the Edison Electric Institute Index
	40%	HECO Return on Average Common Equity(1)	90% of consolidated allowed return on equity(1)	95% of consolidated allowed return on equity(1)

	100%

(1)

HECO ROACE is measured by the average consolidated actual return on common equity for the three-year period compared to the weighted average consolidated allowed return on common equity for the three-year period.

The metrics used in this program are common financial measures for the most part. Return on Average Common Equity is a useful measurement for comparing the utility’s earnings to the earnings regulators have determined are reasonable in the most recent ratemaking proceeding of each respective utility. It encourages executives to seek to have each utility earn its allowed regulated return.

The first goal, weighted at 60%, HEI Total Return to Shareholders, is a performance measure to show the return of a stock to an investor. HEI’s total return is compared to that of the EEI Index of investor-owned electric companies. It is a primary measure that reflects value created for shareholders.

The HECO Board and the HEI Compensation Committee chose the above goals to align management and shareholder interests in increasing long-term HECO earnings and shareholder value. Shareholders and customers both benefit when these goals are met.

From a historical perspective, payouts are not easy to achieve, nor are they guaranteed under the HECO long-term incentive plan. In the 2009-2011 horizon, the utility faces tough external challenges in the three-year performance period. Extraordinary leadership on the part of the named executive officers will be needed to achieve the long-term strategic objectives required for incentive payouts. The utility is focused on implementing the HCEI agreement and increasing its portfolio of renewable resources which requires major capital investments over the next several years, and which in turn requires timely filing and regulatory approval in utility rates. The HECO Board and HEI Compensation Committee believe that the long-term incentive targets are challenging and, if HECO is successful in achieving these goals, shareholder value is expected to increase.

The following are the award levels approved by the HEI Compensation Committee and the HECO Board for these incentives:

Name	Minimum	Target	Maximum	Salary 1/1/09
Tayne S.Y. Sekimura	20%	40%	80%	$256,000
Robert A. Alm	20%	40%	80%	297,000

Richard M. Rosenblum joined HECO as President and Chief Executive Officer on January 1, 2009, and will also be participating in this plan.

How does HECO award stock and options to HECO named executive officers?

HECO provides stock awards to executives to strengthen the linkage of executive interests with improvements in shareholder value. The long-term incentive awards described above are performance based and paid partially in stock. Other stock awards granted to the executives increase the total long-term compensation opportunities of the executives. The HECO Board and the HEI Compensation Committee determines the number of shares awarded in time-vesting stock grants, versus the shares that are performance-based under the long-term incentive plan, in consultation with Towers Perrin, considering peer practices.

Since 2006, HECO has been utilizing grants of restricted HEI common stock to provide executives with equity-based compensation. Quarterly dividends on the restricted stock shares are paid in cash to the executives during the vesting period. The primary purpose of restricted stock awards is retention and there are no conditions to vesting other than the four-year vesting period.

At its meeting held on April 15, 2008, the HEI Compensation Committee revised HEI’s historical equity program to make it more performance-based. The HEI Compensation Committee transferred the value of half of the shares of restricted stock historically awarded (adjusted for a risk premium) to HEI’s and HECO’s named executive officers under the 1987 Stock Option and Incentive Plan, as amended, to a new supplemental performance based long term incentive plan so that an approximate equivalent value is paid to participants if the target goals are achieved. The structure provides for an increased value to be awarded if maximum performance goals are achieved, but also a lower value if minimum performance goals are achieved or no award if performance falls short of the minimum goals. For the other half of the shares of restricted stock historically awarded, the HEI Compensation Committee continued HEI’s practice of awarding the restricted shares on a four-year cliff-vesting basis to retain key executives. Under the revised equity program, on April 15, 2008, Mr. May was awarded 4,000 restricted shares. By contrast, in 2007, the Committee granted Mr. May 8,000 restricted shares. Ms. Sekimura and Messrs. Alm, Joaquin and Stahlkopf were each awarded 1,000 restricted shares. These restricted shares, other than those awarded to Mr. May which were forfeited when he retired, will cliff vest and not be subject to risk of forfeiture for each executive who remains with HEI and its operating subsidiaries for four years.

For the 2009 equity program, Restricted Stock Units will be granted, instead of restricted stock awards. With Restricted Stock Units, no stock is issued or outstanding until the actual release of the shares at vesting. Dividend equivalents will be calculated during the vesting period and retirement eligible participants will be able to receive a quarterly pro rata portion of the equity upon retirement.

At its meeting on February 20, 2009, the HEI Compensation Committee awarded to the HECO named executive officers restricted stock units as follows:

Name	RSU Grant
Tayne S.Y. Sekimura	1,500
Robert A. Alm	2,000

Richard M. Rosenblum joined HECO as President and Chief Executive Officer on January 1, 2009, and will also be participating in this program

What retirement benefits do HECO named executive officers have?

In 2008, HEI provided retirement benefits to all eligible employees, including the HECO named executive officers, through qualified retirement plans as a means of providing financial security in recognition of their years of service. Nonqualified retirement benefits are also provided to certain executives including the HECO named executive officers. The HEI Excess Pay Plan is a nonqualified retirement plan that provides the portion of benefits that cannot be paid from the qualified plans due to Internal Revenue Code limits applicable to qualified plans. Until December 31, 2008, HEI also provided certain HECO named executive officers additional pension benefits through a nonqualified supplemental executive retirement plan that allowed all of their annual bonuses to be included in the final average compensation upon which their pension benefit was determined. This nonqualified supplemental executive retirement plan was frozen effective December 31, 2008. The HEI Compensation Committee decided to freeze this plan because of the expense of maintaining these benefits, the recognition of current economic times, and in light of what it considers to be best practices. In deciding to freeze this plan, the HEI Compensation Committee concluded that the inclusion of annual incentive compensation in addition to base salary in the calculation of supplemental pension benefits, while competitive with other utilities at the time the plan was enacted, is not consistent with HEI’s philosophy to emphasize performance-based rewards driven by results that support growth in shareholder value. The remaining nonqualified retirement plan that HECO named executive officers can participate in is the HEI Excess Pay Plan, which determines pension benefits on base salary and does not include annual bonuses.

The HEI Excess Pay Plan, HEI Supplemental Executive Retirement Plan, HEI Executives’ Deferred Compensation Plan, and HEI Non-Employee Directors’ Deferred Compensation Plan were amended and restated effective January 1, 2009, to comply with final regulations under Section 409A of the Internal Revenue Code. Benefits paid from all these plans to “specified employees,” that are not grandfathered as defined in Section 409A, on account of separation from service must be delayed until at least six months after the specified employee’s separation from service. The plans were also amended so that a participant will forfeit all benefits if terminated for cause, defined as a violation of the HEI Corporate Code of Conduct, which governs HEI and HECO and their affiliated companies. Retirement benefits under these plans specific to the HECO named executive officers are discussed in further detail in the Pension Benefits table and related notes below.

Do HECO named executive officers have executive death benefits?

HEI provides HECO named executive officers with death benefits payable to their beneficiaries under the Executive Death Benefit Plan of HEI and Participating Subsidiaries. These benefits are provided for the welfare of an executive’s beneficiaries in the traumatic event of an executive’s death before or after retirement.

Death benefits are discussed in further detail in the Pension Benefits table and related notes below.

Can HECO named executive officers participate in nonqualified deferred compensation plans?

HEI provides HECO named executive officers with the opportunity to participate in deferred compensation plans to allow executives to defer compensation and the resulting tax liability. The HEI Executives’ Deferred Compensation Plan, as amended, effective January 1, 2009, is a contributory nonqualified deferred compensation plan, and allows a HECO named executive officer to defer payment of annual and long-term incentive awards.

Deferred compensation benefits under these plans specific to the HECO named executive officers are discussed in “Nonqualified Deferred Compensation” below.

Do HECO named executive officers have change-in-control agreements?

Mr. May was the only HECO named executive officer who was a party to a change-in-control agreement. Mr. May’s change-in-control agreement terminated upon his retirement on December 31, 2008.

In 2008, no payments or benefits were paid under the change-in-control agreements to HECO named executive officers.

What perquisites and other benefits do HECO named executive officers have?

During 2008, the HECO named executive officers were eligible for an automobile and gas allowance or use of a HECO-owned vehicle, business parking, club memberships and voluntary annual physical exams. With the exception of Mr. Stahlkopf, the HECO named executive officers are subject to the standard vacation policy of their respective companies based on years of service. In 2008, Mr. Stahlkopf was granted four weeks of vacation, one week more of vacation than other HECO employees with equivalent service.

Summary Compensation Table

The following summary compensation table shows the base salary, annual bonus, stock awards, option awards, non-equity incentive compensation, change in pension value and nonqualified deferred compensation earnings, and all other compensation and benefits earned by the HECO named executive officers during 2006, 2007 and 2008. All compensation amounts presented for T. Michael May are the same amounts that will be presented in the HEI 2009 Proxy Statement.

SUMMARY COMPENSATION TABLE

Name and 2008 Principal Positions	Year	Salary ($)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($) (5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (6)	All Other Compensation ($) (7)	Total ($)
T. Michael May	2008	609,933	100,000	121,105	50,583	451,807	207,934	24,754	1,566,116
President and Chief Executive Officer Retired (1)	2007	590,650	—	88,427	84,562	—	—	28,757	792,396
	2006	571,334	—	36,955	144,312	—	389,129	21,317	1,163,047

Tayne S. Y. Sekimura	2008	248,667	35,000	7,627	8,910	64,809	35,289	13,129	413,431
Senior Vice President-Finance and Administration	2007	232,377	—	2,304	8,910	—	113,353	12,697	369,641
	2006	214,700	—	—	8,890	—	90,136	14,446	328,172

Robert A. Alm	2008	294,133	100,000	10,880	9,330	79,005	80,100	16,353	589,801
Executive Vice President-Public Affairs	2007	284,900	—	4,608	11,865	84,038	119,462	15,899	520,772
	2006	273,967	—	—	46,394	15,125	96,312	17,303	449,101

Thomas L. Joaquin	2008	301,933	—	10,880	9,330	79,005	—	13,021	414,169
Senior Vice President-Operations	2007	291,700	—	4,608	11,865	59,138	44,350	16,138	427,799
	2006	280,666	—	—	21,295	15,125	129,864	14,389	461,339

Karl E. Stahlkopf	2008	342,667	—	10,880	9,330	103,615	55,530	22,284	544,306
Senior Vice President-Energy Solutions and Chief Technology Officer	2007	332,500	—	14,000	11,705	130,375	122,937	20,981	632,498
	2006	322,833	—	28,176	18,615	18,125	85,571	27,190	500,510

(1)	T. Michael May, stepped down from his position as HECO President and Chief Executive Officer on August 1, 2008 and retired from HECO on December 31, 2008. Richard M. Rosenblum joined HECO as President and Chief Executive Officer on January 1, 2009.
(2)	At its meeting on February 19, 2008, the Compensation Committee of the HEI Board recommended and on March 14, 2008, the HECO Board of Directors approved the award of a discretionary bonus of $100,000 to T. Michael May for the utility’s success in meeting project milestones that set the groundwork for improved financial performance in operational areas such as regulatory affairs, demand-side management and distributed and central unit generation. At its meeting on November 7, 2008, the Compensation Committee of the HEI Board recommended and on November 17, 2008, the HECO Board of Directors approved special bonus awards in the amount of $100,000 to Mr. Alm and $35,000 to Ms. Sekimura for the success of their work on the Hawaii Clean Energy Initiative agreement. No discretionary bonuses without pre-established goals were given to HECO named executive officers in 2007 or 2006. The cost of these awards will not be included in determining electric rates.
(3)	Represents recognition of FAS 123R expense in the Company’s financial statements for restricted stock awards without reduction for the estimate of forfeitures. However, Mr. May forfeited 20,000 shares due to his retirement on December 31, 2008. Additional information regarding stock option and equity awards issued to the named executive officers is provided in the tables “Outstanding Equity Awards at Fiscal Year-End” and “Option Exercises and Stock Vested”. For a discussion of the assumptions underlying the amounts set out for restricted stock, see Note 9 to HEI’s Consolidated Financial Statements.
(4)	Represents recognition of FAS 123R expense in the Company’s financial statements, for nonqualified stock options with dividend equivalents granted in 2002 and 2003 and stock appreciation rights with dividend equivalents granted in 2004 and 2005 without reduction for the estimate of forfeitures. For a discussion of the assumptions underlying the amounts set out for option awards, see Note 9 to HEI’s Consolidated Financial Statements.
(5)

No annual Executive Incentive Compensation Plan awards were earned by the HECO named executive officers in 2007 or 2006. At its meeting on February 20, 2009, the Compensation Committee made the following 2008 annual incentive awards to the named executive officers: Mr. May, $385,573; Ms. Sekimura, $64,809; Mr. Alm, $63,485; Mr. Joaquin, $63,485; and Mr. Stahlkopf, $85,064. Long-term incentive plan awards are determined in the first quarter of each year for the three-year cycle ending on December 31 of the previous calendar year. Messrs. Alm, Joaquin and Stahlkopf achieved long-term incentive plan awards in 2007 and 2006. At its meeting on February 20, 2009, the Compensation Committee made the following long-term incentive awards, payable 60% in cash and 40% in HEI Common Stock, for the 2006-2008 performance period to the named executive officers: Mr. May, $66,234; Mr. Alm, $15,520; Mr. Joaquin, $15,520; and Mr. Stahlkopf, $18,551. The results for 2008 were significantly different than prior years and HECO successfully achieved its annual and long-term incentive goals. HECO regained financial strength primarily due to interim rate relief in the last quarter of 2007. On October 20, 2008, HECO and the State of Hawaii announced an ambitious agreement to proactively move the State of Hawaii’s dependency on fossil fuel towards a future of increasing renewable energy. This proactive agreement positions Hawaii at the forefront of clean energy leadership and provides HECO with the potential to appropriately change its business model. By meeting 2008 minimum thresholds and goals, annual and/or long term incentives were awarded to the HECO named executive officers

(6)	The 2008 amounts represent the change in pension and executive death benefit values from December 31, 2007 to December 31, 2008. The 2007 amounts represent the change in pension and executive death benefit values from December 31, 2006 to December 31, 2007. The 2006 amounts represent the change in pension and executive death benefit values from December 31, 2005 to December 31, 2006. No HECO named executive officer currently participates in the HEI Nonqualified Deferred Compensation Plan. The aggregate increases and decreases in value of individual pension and executive death benefit plans resulted in a negative change in pension value for Mr. Joaquin in 2008 and Mr. May in 2007 and is not included in the change in pension value above for those years. For a further discussion of these plans, see the Pension Benefits table and related notes below.
(7)	Represents total perquisites for 2008, 2007 and 2006. In 2008, Mr. May received an automobile and gas allowance, business parking, club memberships and a physical exam. Ms. Sekimura received an automobile and gas allowance, and business parking. Messrs. Alm, Joaquin and Stahlkopf each received an automobile and gas allowance or used a company owned vehicle, business parking and club memberships. Mr. Alm and Mr. Stahlkopf also received a physical exam (voluntary). Mr. Stahlkopf was granted four weeks of vacation, one week more than given to Company employees with equivalent service.

One of the purposes of the stock awards is retention and there are no conditions to vesting other than the four-year cliff vesting period.

Grants of Plan-Based Awards

The following table relates to awards to the HECO named executive officers in 2008 under the annual Executive Incentive Compensation Plan tied to performance for 2008 and under the Long-Term and Supplemental Long-Term Incentive Plan tied to performance over the 2008-2010 period. Also shown are the restricted stock awards granted under the Stock Option and Incentive Plan in 2008.

2008 GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (3)
Name	Grant Date	Thres-hold ($)	Target ($)	Maximum ($)	Thres-hold (#)	Target (#)	Maximum (#)
T. Michael May	2/19/08 EICP	174,300	348,600	697,200	—	—	—	—	—	—	—
	2/19/08 LTIP	244,000	488,000	1,037,000	—	—	—	—	—	—	—
	4/15/08 SLTIP	54,900	109,800	231,800	—	—	—	—	—	—	—
	4/15/08 RS	—	—	—	—	—	—	4,000	—	—	98,820
Tayne S. Y. Sekimura	2/19/08 EICP	38,100	76,200	114,300	—	—	—	—	—	—	—
	2/19/08 LTIP	67,250	100,875	201,750	—	—	—	—	—	—	—
	4/15/08 SLTIP	17,485	26,900	53,800	—	—	—	—	—	—	—
	4/15/08 RS	—	—	—	—	—	—	1,000	—	—	24,705
Robert A. Alm	2/19/08 EICP	38,400	76,800	115,200	—	—	—	—	—	—	—
	2/19/08 LTIP	67,250	100,875	201,750	—	—	—	—	—	—	—
	4/15/08 SLTIP	17,485	26,900	53,800	—	—	—	—	—	—	—
	4/15/08 RS	—	—	—	—	—	—	1,000	—	—	24,705
Thomas L. Joaquin	2/19/08 EICP	38,400	76,800	115,200	—	—	—	—	—	—	—
	2/19/08 LTIP	67,250	100,875	201,750	—	—	—	—	—	—	—
	4/15/08 SLTIP	17,485	26,900	53,800	—	—	—	—	—	—	—
	4/15/08 RS	—	—	—	—	—	—	1,000	—	—	24,705
Karl E. Stahlkopf	2/19/08 EICP	45,900	91,800	137,700	—	—	—	—	—	—	—
	2/19/08 LTIP	80,250	120,375	240,750	—	—	—	—	—	—	—
	4/15/08 SLTIP	20,865	32,100	64,200	—	—	—	—	—	—	—
	4/15/08 RS	—	—	—	—	—	—	1,000	—	—	24,705

EICP Executive Incentive Compensation Plan (annual incentive)

LTIP Long-Term Incentive Plan (2008-2010 period)

SLTIP Supplemental Long-Term Incentive Plan (2008-2010 period)

RS Restricted stock

One of the purposes of the stock awards is retention and there are no conditions to vesting other than the 4-year cliff vesting period.

(1)	Includes awards, respectively, under HEI’s 2008 annual Executive Incentive Compensation Plan, 2008-2010 Long-Term Incentive Plan and 2008-2010 Supplemental Long-Term Incentive Plan based on meeting performance goals at threshold, target and maximum levels. See further discussion of the features of the awards in the Compensation Discussion and Analysis above. Because Mr. May retired effective December 31, 2008, his 2008-2010 Long-Term Incentive Plan and 2008-2010 Supplemental Long-Term Incentive Plan award, if any, will be prorated for the one year that he served in the three-year performance period. Mr. May’s awards will be based upon his salary midpoint at retirement.
(2)	Represents shares of restricted stock that vest 100% after the four-year vesting period, with no incremental vesting. Dividends are payable on the shares prior to and after vesting. Mr. May forfeited his 2008 restricted stock award (and certain earlier awards) upon his retirement on December 31, 2008.
(3)	Grant date fair value is based on the average price of HEI Common Stock on the New York Stock Exchange on the date of grant.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR-END

	Option Awards (1)						Stock Awards (2)
									Equity Incentive Plan Awards
		Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Shares or Units of Stock That Have Not Vested		Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
Name	Grant Year	Exerciseable (#)	Unexerciseable (#)				Number (#)	Market Value ($) (3)
T. Michael May	2002	40,000	—	—	21.68	4/22/12	—	—	—	—
	2002 DE	6,388	—	—	—	4/22/12	—	—	—	—
	2004	50,000	—	—	26.02	4/19/14	—	—	—	—
	2004 DE	2,549	—	—	—	4/19/14	—	—	—	—
	2005	50,000	—	—	26.18	4/07/15	—	—	—	—
	2005 DE	2,523	—	—	—	4/07/15	—	—	—	—
	2006	NA	NA	NA	NA	NA	8,000	177,120	—	—
	2007	NA	NA	NA	NA	NA	8,000	177,120	—	—
	2008	NA	NA	NA	NA	NA	4,000	88,560	—	—

	Total	151,460	—	—			20,000	442,800	—	—

Tayne S. Y. Sekimura	2005	—	6,000	—	26.18	4/07/15	—	—	—	—
	2005 DE	—	1,205	—	—	4/07/15	—	—	—	—
	2006	NA	NA	NA	NA	NA	—	—	—	—
	2007	NA	NA	NA	NA	NA	500	11,070	—	—
	2008	NA	NA	NA	NA	NA	1,000	22,140	—	—

	Total	—	7,205	—			1,500	33,210	—	—

Robert A. Alm	2003	12,000	—	—	20.49	4/21/13	—	—	—	—
	2003 DE	287	—	—	—	4/21/13	—	—	—	—
	2005	—	12,000	—	26.18	4/07/15	—	—	—	—
	2005 DE	—	605	—	—	4/07/15	—	—	—	—
	2006	NA	NA	NA	NA	NA	—	—	—	—
	2007	NA	NA	NA	NA	NA	1,000	22,140	—	—
	2008	NA	NA	NA	NA	NA	1,000	22,140	—	—

	Total	12,287	12,605	—			2,000	44,280	—	—

Thomas L. Joaquin	2001	1,500	—	—	17.96	4/23/11	—	—	—	—
	2001 DE	353	—	—	—	4/23/11	—	—	—	—
	2003	12,000	—	—	20.49	4/21/13	—	—	—	—
	2003 DE	1,150	—	—	—	4/21/13	—	—	—	—
	2005	—	12,000	—	26.18	4/07/15	—	—	—	—
	2005 DE	—	605	—	—	4/07/15	—	—	—	—
	2006	NA	NA	NA	NA	NA	—	—	—	—
	2007	NA	NA	NA	NA	NA	1,000	22,140	—	—
	2008	NA	NA	NA	NA	NA	1,000	22,140	—	—

	Total	15,003	12,605	—			2,000	44,280	—	—

Karl E. Stahlkopf	2005	—	12,000	—	26.18	4/07/15	—	—	—	—
	2005 DE	—	605	—	—	4/07/15	—	—	—	—
	2006	NA	NA	NA	NA	NA	—	—	—	—
	2007	NA	NA	NA	NA	NA	1,000	22,140	—	—
	2008	NA	NA	NA	NA	NA	1,000	22,140	—	—

	Total	—	12,605	—			2,000	44,280	—	—

NA Not applicable

DE Dividend equivalents

All information presented has been adjusted for the 2-for-1 stock split in June 2004.

(1)	The 2005 stock appreciation rights grant vests on a cliff basis on April 7, 2009, following a four year vesting period, subject to acceleration of vesting on retirement. Due to Mr. May’s retirement on December 31, 2008, his 2005 stock appreciation rights grant became fully vested on that date.
(2)	The 2007 restricted stock award becomes unrestricted on April 12, 2011 for the HECO named executive officers. The 2008 restricted stock award becomes unrestricted on April 15, 2012 for the HECO named executive officers. Due to Mr. May’s retirement on December 31, 2008, he forfeited 20,000 shares of restricted stock on January 1, 2009.
(3)	Market value is based upon the closing price of HEI Common Stock on the New York Stock Exchange of $22.14 as of December 31, 2008.

Option Exercises and Stock Vested

2008 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($) (2)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
T. Michael May	55,452	444,281	—	—

Tayne S. Y. Sekimura	—	—	—	—

Robert A. Alm	159	3,558	—	—

Thomas L. Joaquin	159	3,558	—	—

Karl E. Stahlkopf	3,108	21,053	—	—

(1)	Includes shares paid with respect to dividend equivalents due to changes made to the provisions for the award of dividend equivalents in light of Section 409A of the Internal Revenue Code: Mr. May, 662 shares; Mr. Alm, 159 shares; Mr. Joaquin, 159 shares; and Mr. Stahlkopf, 36 shares. Also includes Mr. May’s exercise of 50,000 nonqualified stock options and 4,790 accompanying dividend equivalents and Mr. Stahlkopf’s exercise of 3,000 nonqualified stock options and 72 accompanying dividend equivalents.
(2)	Includes the value realized on shares acquired with respect to dividend equivalents due to changes made to the provisions for the award of dividend equivalents in light of Section 409A of the Internal Revenue Code: Mr. May, $14,826; Mr. Alm, $3,558; Mr. Joaquin, $3,558; and Mr. Stahlkopf, $812;. Also includes Mr. May’s value realized on exercise of nonqualified stock options and accompanying dividend equivalents of $429,455 and Mr. Stahlkopf’s value realized on exercise of nonqualified stock options and accompanying dividend equivalents of $20,241.

Pension Benefits

The table below shows the present value as of December 31, 2008 of accumulated benefits for each of the HECO named executive officers and the number of years of service credited to each such executive under the applicable pension plan and executive death benefit plan, determined using the interest rate, mortality rate, and other assumptions set out below, which are consistent with those used in the Company’s financial statements (see Note 8 to HEI’s Consolidated Financial Statements):

2008 PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($) (5)	Payments During the Last Fiscal Year ($)
T. Michael May	HEI Retirement Plan (1)	16.9	964,889	—
	HEI Supplemental Executive Retirement Plan (2)	16.9	1,958,024	—
	HEI Executive Death Benefit (4)	NA	366,387	—
Tayne S. Y. Sekimura	HEI Retirement Plan (1)	17.6	454,254	—
	HEI Excess Pay Plan (3)	17.6	14,159	—
	HEI Executive Death Benefit (4)	NA	42,043	—
Robert A. Alm	HEI Retirement Plan (1)	7.5	386,560	—
	HEI Excess Pay Plan (3)	7.5	102,072	—
	HEI Executive Death Benefit (4)	NA	133,700	—
Thomas L. Joaquin	HEI Retirement Plan (1)	35.8	1,656,187	—
	HEI Excess Pay Plan (3)	35.8	489,354	—
	HEI Executive Death Benefit (4)	NA	216,587	—
Karl E. Stahlkopf	HEI Retirement Plan (1)	6.7	334,000	—
	HEI Excess Pay Plan (3)	6.7	159,877	—
	HEI Executive Death Benefit (4)	NA	266,107	—

NA Not applicable

(1)

Normal retirement benefits under the HEI Retirement Plan are calculated based on a formula of 2.04% x Credited Service (maximum 67%) x Final Average Pay (average monthly base salary for highest thirty-six consecutive months out of the last ten years). Credited service is generally the same as the years of service with HECO or other participating companies (Hawaiian Electric Industries, Inc., Maui Electric Company, Ltd., and Hawaii Electric Light Co., Inc.). Additional credited service of up to eight months is used to calculate benefits for participants who retire at age 55 or later with respect to unused sick leave from the current year and prior two years. Credited service is also granted to disabled participants who are vested at the time of disability for the period of disability. The normal form of benefit is a joint and 50% survivor annuity for married participants and a single life annuity for unmarried participants. Other actuarially equivalent optional forms of benefit are also available. Participants who qualify to receive benefits immediately upon termination may also elect a single sum distribution of up to $50,000 with the remaining benefit payable as an annuity. At early retirement, the single sum distribution option is not actuarially equivalent to the other forms of benefit. Retirement benefits are increased by an amount equal to three percent (3%) of the initial benefit every twenty-four months following retirement. The plan provides benefits at early retirement (prior to age 65), normal retirement (age 65), deferred retirement (over age 65) and death. Early retirement benefits are available for participants who meet the age and service requirements at ages 50-64. Early retirement benefits are reduced for participants who retire prior to age 60, based on the participant’s age at the early retirement date. The accrued normal retirement benefit is reduced by an applicable percentage, which ranges from 30%

for early retirement at age 50 to 1% at age 59. Accrued or earned benefits are not reduced for eligible employees who retire at age 60 and above. Mr. May retired on December 31, 2008, at age 62, and accordingly his accrued benefits were not reduced. Mr. Alm is eligible for early retirement benefits and Messrs. Joaquin and Stahlkopf are eligible for deferred retirement benefits under the HEI Retirement Plan. Accrued benefits for Ms. Sekimura are vested and her earliest retirement date is August 1, 2012, when she will meet the age and service requirements for early retirement under the plan, assuming continued employment.

(2)	On December 8, 2008, the HEI Board adopted an amendment to freeze future benefit accruals under the HEI Supplemental Executive Retirement Plan, effective December 31, 2008. Benefits under the HEI Supplemental Executive Retirement Plan are determined based on a formula of 2.04% x Credited Service to December 31, 2008 (maximum 60%) x Final Average Compensation at December 31, 2008 (average monthly base salary plus annual executive incentive awards for the three highest calendar years out of the last sixty months prior to 2009). Benefits are reduced by benefits payable by the HEI Retirement Plan, social security and any other pension plan provided by HEI. Early retirement and death benefits similar to the HEI Retirement Plan are available in the HEI Supplemental Executive Retirement Plan. Mr. May retired as of December 31, 2008, with 16 years and 11 months of credited service which is his actual service at HECO. Mr. May will receive benefits under the HEI Supplemental Executive Retirement Plan, beginning six months after his separation from service. The Compensation Committee approved an addendum to the HEI Supplemental Executive Retirement Plan for Mr. May, in consideration of Mr. May’s many years of service with the utility, pursuant to which his benefit under the plan would be calculated by including as part of his compensation for 2008 the greater of his annual incentive payout for 2008 or $348,600. However, since Mr. May’s actual annual incentive bonus for 2008 was greater than $348,600, no additional compensation was required to be included in his final average compensation determination under the HEI Supplemental Executive Retirement Plan.
(3)	Benefits under the HEI Excess Pay Plan are determined using the same formula as the HEI Retirement Plan, but are not subject to the Internal Revenue Code limits on the amount of annual compensation that can be used for calculating benefits under qualified retirement plans ($230,000 in 2008 indexed for inflation) and on the amount of annual benefits that can be paid from qualified retirement plans (the lesser of $185,000 in 2008 indexed for inflation, or the participant’s highest average compensation over three years). Benefits payable under the HEI Excess Pay Plan are reduced by the benefit payable from the HEI Retirement Plan. Early retirement, death benefits and vesting provisions are similar to the HEI Retirement Plan. All of the HECO named executive officers other than Mr. May participate in the HEI Excess Pay Plan and, as of December 31, 2008, Mr. Alm is eligible for early retirement benefits, and Messrs. Joaquin and Stahlkopf are eligible for deferred retirement benefits under the HEI Excess Pay Plan immediately upon termination of employment. Accrued benefits for Ms. Sekimura are vested under the HEI Excess Pay Plan and her earliest retirement date is August 1, 2012, when she will meet the age and service requirements for early retirement under the plan, assuming continued employment.
(4)	All HECO named executive officers are covered by the Executive Death Benefit Plan of HEI and Participating Subsidiaries. The plan provides death benefits equal to two times the executive’s base salary if the executive dies while actively employed or, if disabled, dies prior to age 65 and one times the executive’s base salary if the executive dies following retirement. Death benefits are grossed up by the amount necessary to pay income taxes on the grossed up benefit amount. The beneficiaries of Messrs. Alm, Joaquin, Stahlkopf and Ms. Sekimura are entitled to two times the respective executive’s base salary if they die while actively employed, or, if disabled, die prior to age 65. Mr. May’s beneficiaries are entitled to a death benefit equal to Mr. May’s base salary at his retirement ($615,900) upon his death.

The present value of accumulated benefits for the HECO named executive officers included in the Pension Benefits table was determined based on the following:

Methodology The benefits are calculated as of December 31, 2008 based on the service and pay of the HECO named executive officer as of such date.

Assumptions

(a)	Discount Rate – The discount rate is the interest rate used to discount future benefit payments in order to reflect the time value of money. The discount rate used in the present value calculations is 6.625% for retirement benefits and 6.5% for executive death benefits as of December 31, 2008.
(b)	Mortality Table – The RP-2000 Mortality Table (separate male and female rates) projected to the date of determination with Scale AA is used to discount future pension benefit payments in order to reflect the probability of survival to any given future date. For all benefits, mortality is applied post-retirement only.
(c)	Retirement Age – Each HECO named executive officer is assumed to remain in active employment until, and assumed to retire at, the earliest age when unreduced pension benefits would be payable, but no earlier than attained age as of December 31, 2008.
(d)	Pre-Retirement Decrements – Pre-retirement decrements refer to events that could occur between the measurement date and the retirement age (such as withdrawal, early retirement, and death) that would impact the present value of benefits. No pre-retirement decrements are assumed in the calculation of pension benefit table present values, although decrements are assumed for financial statement purposes.
(e)	Unused Sick Leave – Each HECO named executive officer is assumed to accumulate unused sick leave hours of 1,160 at retirement age.

Nonqualified Deferred Compensation

HECO named executive officers may elect to participate in the HEI Executives’ Deferred Compensation Plan dated February 1, 1985, as amended, which allows an executive to defer compensation from HECO for annual and long-term performance awards. HECO incorporates by reference the description of this plan in the HEI 2009 Proxy Statement. No HECO named executive officer is currently participating in this plan.

Potential Payments Upon Termination or Change-in-Control

The tables below reflect the amount of potential payments to each HECO named executive officer in the event of retirement, voluntary termination, termination for cause, termination without cause, and termination following a change in control, assuming termination occurred on December 31, 2008 (except in the case of Mr. May for whom the amounts are only those actually payable by reason of his retirement during 2008). The amounts listed are estimates; actual amounts to be paid would depend on the actual date of termination and circumstances existing at that time.

Termination/Change in Control Payment Table

Name/ Benefit Plan or Program	Retirement on 12/31/08 ($) (1)	Voluntary Termination on 12/31/08 ($)	Termination for Cause on 12/31/08 ($) (2)	Termination without Cause on 12/31/08 ($)	Qualifying Termination for Change in Control on 12/31/08 ($) (3)
T. Michael May
Long-Term Incentive Plan (4)	516,600	—	—	—	—
Executive Incentive Compensation Plan (5)	—	—	—	—	—
Stock Appreciation Rights (6)	—	—	—	—	—
Restricted Stock (7)	—	—	—	208,806	—
Change-in-Control Agreement	NA	NA	NA	NA	NA

TOTAL	516,600	—	—	208,806	—

Tayne S. Y. Sekimura
Long-Term Incentive Plan (4)	100,842	—	—	—	100,842
Executive Incentive Compensation Plan (5)	—	—	—	—	—
Stock Appreciation Rights (6)	—	—	—	—	—
Restricted Stock (7)	—	—	—	8,649	33,210
Change-in-Control Agreement	NA	NA	NA	NA	NA

TOTAL	100,842	—	—	8,649	134,052

Robert A. Alm
Long-Term Incentive Plan (4)	108,092	—	—	—	108,092
Executive Incentive Compensation Plan (5)	—	—	—	—	—
Stock Appreciation Rights (6)	—	—	—	—	—
Restricted Stock (7)	—	—	—	13,377	44,280
Change-in-Control Agreement	NA	NA	NA	NA	NA

TOTAL	108,092	—	—	13,377	152,372

Thomas L. Joaquin
Long-Term Incentive Plan (4)	108,092	—	—	—	108,092
Executive Incentive Compensation Plan (5)	—	—	—	—	—
Stock Appreciation Rights (6)	—	—	—	—	—
Restricted Stock (7)	—	—	—	13,377	44,280
Change-in-Control Agreement	NA	NA	NA	NA	NA

TOTAL	108,092	—	—	13,377	152,372

Karl E. Stahlkopf
Long-Term Incentive Plan (4)	129,075	—	—	—	129,075
Executive Incentive Compensation Plan (5)	—	—	—	—	—
Stock Appreciation Rights (6)	—	—	—	—	—
Restricted Stock (7)	—	—	—	13,377	44,280
Change-in-Control Agreement	NA	NA	NA	NA	NA

TOTAL	129,075	—	—	13,377	173,355

NA Not applicable

Note: All stock-based award amounts were valued using the 2008 year-end closing price of HEI Common Stock of $22.14 per share. Other benefits that are available to all employees on a non-discriminatory basis and perquisites aggregating less than $10,000 in value have not been listed.

(1)	Retirement Payments & Benefits. In addition to the payments presented above, retired executives are entitled to receive their vested retirement benefits under all termination scenarios. See Pension Benefits table and related notes above.

(2)	Termination for Cause Payments & Benefits. If the executive is terminated for cause, he or she could lose any annual or long-term incentives based upon the Compensation Committee’s right to amend, suspend or terminate the incentive awards or any portion of it at any time. “Cause” is defined under the applicable agreements, but generally means willful or intentional conduct that injures the Company such as fraud, a violation of law or Company policy or willful failure to substantially perform Company duties. Termination for cause results in the expiration of all vested nonqualified stock options and stock appreciation rights and related dividend equivalents. Unvested stock appreciation rights and related dividend equivalents and unvested restricted stock would be forfeited. The executive’s participation in the change-in-control agreement would also end and the executive’s benefit from the nonqualified retirement plans would be forfeited.

(3)	Change-in-Control Payments & Benefits. Change-in-control as defined under the change-in-control agreements and the Stock Option Incentive Plan, as amended and restated, effective May 6, 2008, generally means a change in ownership of HEI or substantial change in the voting power of HEI’s securities or a change in the majority of the composition of the Board following a consummation of a merger, tender offer or similar transaction. Mr. May’s change-in-control agreement terminated upon his retirement. None of the other HECO named executive officers have change-in-control agreements. However, provisions in the Stock Option Incentive Plan and respective plan agreements provide for accelerated vesting or payments to be made to executives who do not have change-in-control agreements in the event of a change in control as described in the notes below.

(4)	Long-Term Incentive Plan. Upon death, disability or retirement, executives would continue to participate in each on-going long-term incentive plan cycle at a pro-rated amount, provided there has been a minimum service of twelve months during the 36-month performance period, with payment to be made at the end of the three-year cycle if performance goals are achieved, using the salary midpoint at the time of termination. The amounts are estimates at target range for goals achievable for all applicable plan years, pro-rated based upon service through December 31, 2008; actual payouts will depend upon performance achieved at the end of the plan cycle. In the event of a change in control, long-term incentive plan participants will immediately be entitled to receive an award calculated by applying the target level percentage to the participant’s salary midpoint (the middle salary level in a salary range for a particular job grade or position) prorated by the number of complete months of employment during the three-year performance period, divided by 36. The payment will be made in cash as soon as practical after the change in control. In other termination scenarios, participants who terminate during the plan cycle forfeit any accrued long-term incentive award.

(5)	Executive Incentive Compensation Plan. Upon death, disability or retirement, executives continue to participate in the annual incentive compensation plan at a pro-rated amount, provided there has been a minimum service of nine months during the annual performance period, with payment to be made at the end of the annual incentive plan cycle if performance goals are achieved, using the salary midpoint at the time of termination. In the event of a change in control, annual incentive plan participants will immediately be entitled to receive an award calculated by applying the target level percentage to the participant’s salary midpoint (the middle salary level in a salary range for a particular job grade or position) prorated by the number of complete months of employment during the applicable year, divided by 12. The payment will be made in cash as soon practical after the change in control. In other termination scenarios, participants who terminate during the plan cycle forfeit any accrued annual incentive award.

(6)	Stock Appreciation Rights. The vesting of unvested stock appreciation rights, including related dividend equivalents (accrued to date), would be accelerated upon termination due to retirement or change in control. All vested shares must be exercised within a period of three years from the retirement date, or within one year from date of termination under a change in control, or in any event within the original grant term, whichever ends first.

Voluntary termination, termination for cause and termination without cause results in forfeiture of unvested stock appreciation rights, including related dividend equivalents. Vested nonqualified stock options and stock appreciation rights and related dividend equivalents must be exercised within a period of one year from the date of termination or within the original grant term, whichever ends first (other than upon termination for cause). Termination for cause results in the expiration of all vested and unvested nonqualified stock options and stock appreciation rights and related dividend equivalents. As of December 31, 2008, all stock options were fully vested.

The amount that would be shown in the table above, if applicable, would be the intrinsic “spread” value of the vested award. The stock appreciation rights had no intrinsic value as of December 31, 2008 because the exercise price was greater than the 2008 year-end closing price.

(7)	Restricted Stock Awards. Restricted stock vests at a pro-rated amount (based on service to date compared to the original vesting period) upon termination without cause and becomes fully vested upon a change in control. For all other termination events, the unvested restricted stock is forfeited. The amount shown is based on the year-end closing price of vested shares.

Director compensation

HECO believes that a competitive package is necessary to attract and retain individuals with the talent needed for the challenging role of serving as a director on the board of a regulated electric utility. Based on the recommendations of the HEI Compensation Committee, which is responsible for recommending nonemployee director compensation for the boards of HEI and its subsidiary companies, HECO chooses to compensate nonemployee directors using a mix of cash and HEI common stock to allow for an appropriate level of compensation for services, including a level of stock awards that will align the interests of HECO directors with the interests of HEI shareholders.

Only nonemployee directors receive compensation for their service as directors. Compensation is paid in the form of a cash retainer and an HEI stock grant. Timothy E. Johns, Bert A. Kobayashi, Jr., David M. Nakada, Alan M. Oshima, and Anne M. Takabuki are the nonemployee directors of HECO who are not also directors of HEI. Thomas B. Fargo, Kelvin H. Taketa, Barry K. Taniguchi, and Jeffrey N. Watanabe are nonemployee directors of HECO, who are also directors of HEI and they receive only a cash retainer from HECO and they received a stock grant for their services as HEI directors.

Stock awards. HECO nonemployee directors who are not also on the HEI Board receive 1,000 shares of HEI Common Stock, which is granted annually for the purpose of further aligning directors’ and shareholders’ interests in improving shareholder value. A one-time grant of 1,000 shares is also given to newly elected or appointed HECO directors. Stock grants to newly elected or appointed directors are given as soon as practical after the election of such directors. Stock grants to existing directors are given during the quarter of HEI’s annual meeting. For fiscal year 2008, each of the HECO nonemployee directors who are not also on the HEI board received 1,000 shares of HEI Common Stock.

Cash retainers. The following is the retainer schedule for nonemployee directors of HECO paid in quarterly installments, effective beginning the second quarter of 2008 and pro-rated for service thereafter. Nonemployee directors of HECO who also serve as directors on the HEI and subsidiary company boards receive fees for service on such boards or committee as indicated below.

HECO Director	$25,000
HECO Audit Committee Chairman	10,000
HECO Audit Committee Member	4,000

In addition, the HEI Board also approved additional meeting fees of $750 per meeting earned by a director who is a member of the Audit Committee after attending a minimum of eight Audit Committee meetings during the calendar year.

At its meeting on January 22, 2008, the HEI Board approved the Compensation Committee’s recommendation that the $8,000 per year retainer to HELCO and MECO directors (currently Ms. Takabuki and Mr. Taniguchi) be discontinued. Effective January 22, 2008, HELCO and MECO directors receive a per meeting fee of $500.

Nonemployee directors may elect to participate in the HEI Nonemployee Directors’ Deferred Compensation Plan dated September 9, 1980, as amended, which allows any non-employee director to defer compensation from HEI or its participating subsidiaries for service as a director. No HECO director is currently participating in this plan. Directors, at their election and at their cost, may also participate in the group employee medical, vision and dental plans available to all HECO employees. No HECO director participated in the program during 2008.

Information concerning the directors of HECO who are also directors of HEI, including Admiral Fargo, Mr. Taketa, Mr. Taniguchi, and Mr. Watanabe will be set forth in the sections of the HEI 2009 Proxy Statement that are incorporated herein by reference.

2008 DIRECTOR COMPENSATION TABLE

The following director compensation table shows annual and long-term compensation paid or granted to the HECO Board of Directors for 2008:

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)		Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
David C. Cole	10,417	—		NA	NA	NA	—	10,417
Resigned May 2008

Thomas B. Fargo	29,000	—	*	NA	NA	NA	—	29,000

Timothy E. Johns	29,000	24,800		NA	NA	NA	—	53,800

Bert A. Kobayashi, Jr.	25,000	24,800		NA	NA	NA	—	49,800

David M. Nakada	25,000	24,800		NA	NA	NA	—	49,800

Alan M. Oshima	14,583	51,260		NA	NA	NA	—	65,843
Elected June 2008

James K. Scott	4,167	—	*	NA	NA	NA	—	4,167
Resigned February 2008

Anne M. Takabuki	31,000	24,800		NA	NA	NA	—	55,800

Kelvin H. Taketa	25,000	—	*	NA	NA	NA	—	25,000

Barry K. Taniguchi	38,000	—	*	NA	NA	NA	—	38,000
Chairman Audit Committee

Jeffrey N. Watanabe	20,833	—	*	NA	NA	NA	—	20,833
Elected February 2008

NA Not applicable

(1)	See detail of cash retainers for board and committee service below.
(2)	Represents the value of unrestricted HEI Common Stock determined by reference to the average of the high and low sales prices of $24.80 per share on the New York Stock Exchange on the date of issuance. Each of the HECO nonemployee directors, who are not also on the HEI Board, received an annual grant in June 2008 of 1,000 shares of Common Stock with a fair value of $24,800. HECO directors do not receive any HEI restricted stock or stock option awards. Upon his appointment as a nonemployee HECO director, Mr. Oshima received an additional 1,000 shares of unrestricted HEI Common Stock with a fair value of $26,460 determined by reference to the average high and low sales prices of $26.46 per share on the NYSE on the date of issuance.
*	Also an HEI director who received an HEI stock retainer, but no additional stock retainer for HECO service. Information concerning the stock retainer available to HECO directors who are also HEI directors is incorporated herein by reference to the information relating to director compensation in the HEI 2009 Proxy Statement.

Details of cash retainers for HECO Board and committee service are noted below:

Name	HECO Board Retainer ($)	HECO Audit Committee Retainer ($)	HELCO Board Per Meeting Fee ($)	MECO Board Per Meeting Fee ($)	Fees Earned or Paid in Cash ($)
David C. Cole	10,417	—	—	—	10,417
Resigned May 2008

Thomas B. Fargo	25,000	4,000	—	—	29,000

Timothy E. Johns	25,000	4,000	—	—	29,000

Bert A. Kobayashi, Jr.	25,000	—	—	—	25,000

David M. Nakada	25,000	—	—	—	25,000

Alan M. Oshima	14,583	—	—	—	14,583
Elected June 2008

James K. Scott	4,167	—	—	—	4,167
Resigned February 2008

Anne M. Takabuki	25,000	4,000	1,000	1,000	31,000

Kelvin H. Taketa	25,000	—	—	—	25,000

Barry K. Taniguchi	25,000	10,000	1,500	1,500	38,000

Jeffrey N. Watanabe	20,833	—	—	—	20,833
Elected February 2008

Compensation Committee Interlocks and Insider Participation

HEI:

Information regarding the HEI Compensation Committee Interlocks and Insider Participation is described in the 2009 HEI Proxy Statement and is incorporated herein by reference.

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

T. Michael May, President and Chief Executive Officer of HECO, was a member of the HECO Board. He was responsible for the evaluation (based on performance goals and subjective measures) of the vice presidents of HECO. Also, see “What is the role of executive officers in determining HECO named executive officer compensation?” above.

Constance H. Lau, Chairman of HECO and President and Chief Executive Officer of HEI, is a member of the HECO Board. HECO directors Thomas B. Fargo, Kelvin H. Taketa, Barry K. Taniguchi and Jeffrey N. Watanabe are also HEI directors.

The entire HECO Board evaluated Mr. May’s performance and, in conjunction with the HEI Compensation Committee, determined Mr. May’s overall compensation. Mr. May did not participate in the HECO Board’s or HEI Compensation Committee’s decision-making process on compensation matters regarding his own salary, incentives or other compensation matters.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

HEI:

Certain of the information required under this item is incorporated herein by reference to the sections relating to stock ownership in the HEI 2009 Proxy Statement.

Equity compensation plan information

Information as of December 31, 2008 about HEI common stock that may be issued upon the exercise of awards granted under all of the Company’s equity compensation plans was as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by shareholders	433,981	$19.73	4,099,293
Equity compensation plans not approved by shareholders	–	–	–

Total	433,981	$19.73	4,099,293

(1)	Includes 375,500 shares subject to outstanding nonqualified stock options and 58,481 of dividend equivalent shares accrued as of December 31, 2008 for such options.
(2)

This represents the number of shares remaining available as of December 31, 2008, including 4,067,815, net of any shares underlying outstanding grants, under the 1987 Stock Option and Incentive Plan, as amended, (SOIP) and 31,478 under the HEI Nonemployee Director Plan. All of the shares remaining available for issuance under the HEI Nonemployee Director Plan may be issued in the form of unrestricted Common Stock. Of the shares remaining available for issuance under the SOIP, 288,330 shares may be issued in the form of restricted stock, stock payments, or stock-settled restricted stock units (i.e., other than in the form of options, warrants or rights).

HECO:

HEI owns all of HECO’s common stock, which is HECO’s only class of securities generally entitled to vote on matters requiring shareholder approval. HECO has also issued and has outstanding various series of preferred stock, the holders of which, upon certain defaults in dividend payments, have the right to elect a majority of the directors of HECO.

The following table shows, as of February 20, 2009, the shares of HEI common stock beneficially owned by each HECO director (other than the HECO directors who are also directors of HEI as to whom such beneficial ownership information is incorporated by reference to the section relating to stock ownership of HEI directors in the HEI 2009 Proxy Statement), by each HECO named executive officer and by all HECO directors and all HECO executive officers as a group, based in part on information furnished by the respective individuals.

Amount of HEI Common Stock and Nature of Beneficial Ownership
Name of Individual or Group	Sole Voting or Investment Power (1)	Shared Voting or Investment Power (2)	Other Beneficial Ownership (3)	Stock Options and Restricted Stock Units (4)	Total (5)
Directors*
Timothy E. Johns	7,869	—	—	—	7,869
Bert A. Kobayashi, Jr.	5,828	—	—	—	5,828
David M. Nakada	5,516	—	—	—	5,516
Alan M. Oshima	—	2,052	—	—	2,052
Richard M. Rosenblum (6)	100	—	—	—	100
Anne M. Takabuki	12,761	—	—	—	12,761

HECO Named Executive Officers
T. Michael May	38,071	—	—	46,387	84,458
Tayne S. Y. Sekimura	3,163	—	—	—	3,163
Robert A. Alm	20,201	—	1,443	12,412	34,056
Thomas L. Joaquin	24,286	4,072	88	15,002	43,448
Karl E. Stahlkopf	7,339	—	—	—	7,339
All directors and executive officers as a group (22 persons)	294,750	26,111	8,664	264,136	593,661

*	HECO directors Ms. Lau and Messrs. Fargo, Taketa, Taniguchi, and Watanabe, who also serve on the HEI Board, are not shown separately in this table, but are included in the total for all HECO directors and executive officers as a group.
(1)	Includes the following shares held as of February 20, 2009 in the form of stock units in the HEI Common Stock fund pursuant to the Hawaiian Electric Industries Retirement Savings Plan: approximately 204 shares for Mr. May, 730 shares for Ms. Sekimura, 610 shares for Mr. Alm, 12,150 shares for Mr. Joaquin, 32 shares for Mr. Stahlkopf and with respect to all directors and executive officers as a group, 20,818 shares. The value of a unit is measured by the closing price of HEI common stock. Also includes the following unvested restricted shares over which the holders have sole voting but not investment power until the restrictions lapse: approximately 1,500 shares for Ms. Sekimura, 2,000 shares for Mr. Alm, 2,000 shares for Mr. Joaquin, 2,000 shares for Mr. Stahlkopf and with respect to all directors and executive officers as a group, 71,000 shares.
(2)	Shares registered in name of the individual and spouse.
(3)	Shares owned by spouse, children or other relatives sharing the home of the director or officer in which the director or officer disclaims personal interest.
(4)

Includes the number of shares that the individuals named above had a right to acquire as of or within 60 days after February 20, 2009 pursuant to (i) stock options and related dividend equivalent shares thereon and (ii) restricted stock units upon retirement. These shares are included for purposes of calculating the percentage ownership of each individual named above and all directors and executive officers as a group as described in footnote (5) below, but are not deemed to be outstanding as to any other person. This column does not include any shares subject to SARs and the related dividend equivalent rights held by HECO’s current and former officers whose beneficial ownership is reported above. As of February 20, 2009, these current and former officers held a total of 286,000 SARs and 7,591 dividend equivalent rights, which have vested as of February 20, 2009 or will vest within 60 days after February 20, 2009. Upon exercise of a SAR, the holder will receive the number of shares of HEI common stock that has a total value equivalent to the difference between the exercise price of the SAR and the fair market value of HEI common stock on the date of exercise, which is defined in the grant agreement as the average of the high and low sales prices on the NYSE on that date. As of February 20, 2009, the fair market value of HEI common stock as defined in the grant agreement was $16.985 per share, which is lower than the exercise price of all of the SARs held by HECO’s current and former officers on February 20, 2009. Thus, as of February 20, 2009, none of these SARs were exercisable. If the market value of HEI common stock increases to a sufficient level

(in the case of three current and former officers, above $26.02, and in the case of such three persons and eight other officers, above $26.18), then certain of these SARs could become exercisable within 60 days after February 20, 2009. The number of shares that may be acquired in such event cannot be determined because it depends on the fair market value of HEI common stock, as defined in the grant agreement, on the exercise date.

(5)	As of February 20, 2009, the directors and executive officers of HECO as a group and each individual named above beneficially owned less than one percent of the record number of outstanding shares of HEI common stock as of that date and no shares were pledged as security.
(6)	Mr. Rosenblum became a HECO director effective February 23, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

HEI:

The information required under this item for HEI is incorporated herein by reference to the sections relating to related person transactions and director independence in the HEI 2009 Proxy Statement.

HECO:

Does HECO have a written related person transaction policy?

The HEI Board has adopted a written related person transaction policy that is separate from HEI’s Corporate Code of Conduct. Both the related person transaction policy and Corporate Code of Conduct also apply to HECO and its subsidiaries. The related person transaction policy is specific to transactions between related persons such as executive officers and directors and their immediate family members in which the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest. Under the policy, the HEI Board, acting through the HEI Nominating and Corporate Governance Committee, will approve a related person transaction involving a director if the HEI Board determines in advance that the transaction is not inconsistent with the best interest of the Company and its shareholders. The HEI Board, acting through the HEI Audit Committee, will approve a related person transaction involving an officer if the HEI Board determines in advance that the transaction is not in violation of HEI’s Corporate Code of Conduct.

Are there any related person transactions with HECO?

There have been no transactions since January 1, 2008, and there are no currently proposed transactions, in which HECO or any of its subsidiaries was a participant, the amount involved exceeds $120,000, and any related person (as defined in Item 404 of Regulation S-K) had or will have a direct or indirect material interest.

Are HECO directors independent?

HECO has a guarantee with respect to QUIPS listed on the NYSE. Because HEI has common stock listed on the NYSE and HECO is a wholly-owned subsidiary of HEI, HEI is subject to the NYSE corporate governance listing standards in Section 303A of the NYSE Listed Company Manual and, by reason of an exemption resulting from HEI’s listing, HECO is not. Accordingly, HECO is exempt from NYSE listing standards 303A.01 and 303A.02 regarding director independence.

As part of its annual reviews of director independence for HEI and certain HEI subsidiaries, the HEI Nominating and Corporate Governance Committee evaluated the independence of nonemployee directors of HECO and persons who served as nonemployee directors of HECO in 2008 and agreed with management’s assessment that each such person is independent. Constance H. Lau and Richard M. Rosenblum are currently the only employee directors of HECO. In 2008, Constance H. Lau and T. Michael May were the only employee directors of HECO. In its evaluations, the HEI Nominating and Corporate Governance Committee considered the relationships listed below:

•

with respect to Thomas B. Fargo, Timothy E. Johns, Bert A. Kobayashi, Jr., David M. Nakada, Anne M. Takabuki, Kelvin H. Taketa, Barry K. Taniguchi and David C. Cole (who resigned as a HECO director in 2008), the amount of electricity purchased from HECO or its subsidiaries by entities for which these nonemployee directors serve or served at any time in 2008 as employees or officers or in which these nonemployee directors have ownership interests or immediate family members who serve as officers of such entities, excluding from the calculation pass-through surcharges for fuel and for Hawaii state revenue taxes,

•

with respect to Thomas B. Fargo, Bert A. Kobayashi, Jr., Jeffrey N. Watanabe and David C. Cole (who resigned as a HECO director in 2008), loans and other extensions of credit made by HEI’s banking subsidiary, ASB, to these nonemployee directors and entities for which these nonemployee directors serve or served at any time in 2008 as officers or in which these nonemployee directors have ownership interests,

•

with respect to Thomas B. Fargo, Timothy E. Johns, Bert A. Kobayashi, Jr., David M. Nakada, Alan M. Oshima, Anne M. Takabuki, Kelvin H. Taketa, Barry K. Taniguchi, Jeffrey N. Watanabe and David C. Cole (who resigned as a HECO director in 2008), the amount of charitable contributions made by HEI and its subsidiaries to tax-exempt organizations and schools for which these nonemployee directors or their immediate family members serve as employees, officers, board members or trustees,

•

with respect to Thomas B. Fargo, Timothy E. Johns, David M. Nakada, Kelvin H. Taketa and Jeffrey N. Watanabe, other directorships or officer positions held by these nonemployee directors at entities for which another HECO director or officer serves or served at any time during 2008 as an officer or director,

•

with respect to Jeffrey N. Watanabe, his status as retired partner and honorary Of Counsel to the law firm of Watanabe Ing LLP, which performs legal services for certain of HEI’s subsidiaries, and the retirement benefits he receives from the firm, which were fixed at the time of his retirement in 2007 and are not tied to the firm’s profitability, and

•	the existence of an immediate family relationship between Bert A. Kobayashi, Jr. and his father, Bert A. Kobayashi, who serves as a director for another HEI subsidiary.

None of the relationships described above exceeded the applicable thresholds in the NYSE listing standards regarding director independence or were considered by the HEI Nominating and Corporate Governance Committee to be a material relationship that would impair a nonemployee director’s independence.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

HEI:

The information required under this item is incorporated herein by reference to the relevant information in the Audit Committee Report in the HEI 2009 Proxy Statement (but no other part of the “Audit Committee Report” is incorporated herein by reference).

HECO:

Certain information required as to HECO under this item is included in the disclosures for HEI in the Audit Committee Report section in the HEI 2009 Proxy Statement, which is incorporated by reference to the extent set forth above.

Fees of HECO’s Principal Accountant

The following table sets forth the fees paid or payable to KPMG LLP (HECO’s independent registered public accounting firm) relating to the audit of HECO’s 2008 consolidated financial statements and fees for other professional services billed to HECO in 2008 with comparative amounts for 2007:

	2008	2007
Audit fees (principally consisted of fees associated with the audit of the consolidated financial statements and internal control over financial reporting, quarterly reviews, issuances of letters to underwriters, accounting consultations on matters reflected in the financial statements, review of registration statements, and issuance of consents)	$895,000	$915,000
Audit related fees (principally consisted of fees associated with the audit of the financial statements of certain employee benefit plans)	12,500	12,000
Tax fees	—	—
All other fees	—	—

	$907,500	$927,000

Pre-approval Policies

The HECO Audit Committee, pursuant to the terms of its charter, pre-approves all audit services to be performed by HECO’s independent registered public accounting firm. The HECO Audit Committee’s preapproval policies and procedures for nonaudit services proposed to be performed by HECO’s independent registered public accounting firm are initiated by departmental requests for nonaudit services, which are reviewed by senior management and, once found by management to be acceptable, are sent to the HECO Audit Committee for approval via unanimous written consent or at a meeting of the HECO Audit Committee. The HECO Audit Committee preapproved all of the foregoing amounts and reviewed the professional fees billed by KPMG LLP and determined that the provision of nonaudit services was compatible with the maintenance of the auditors’ independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial statements

The financial statements for HEI and HECO are incorporated herein by reference to pages 66 to 124 of HEI Exhibit 13 and to pages 7 to 52 of HECO Exhibit 99 to the Company’s Current Report on Form 8-K dated February 19, 2009, respectively.

	Form 8-K dated February 19, 2009
	Page/s in HEI Exhibit 13	Page/s in HECO Exhibit 99
	HEI	HECO
Report of Independent Registered Public Accounting Firm	66	7
Consolidated Statements of Income, Years ended December 31, 2008, 2007 and 2006	67	8
Consolidated Balance Sheets, December 31, 2008 and 2007	68	9
Consolidated Statements of Capitalization, December 31, 2008 and 2007	NA	10-11
Consolidated Statements of Changes in Stockholders’ Equity, Years ended December 31, 2008, 2007 and 2006	69	12
Consolidated Statements of Cash Flows, Years ended December 31, 2008, 2007 and 2006	70	13
Notes to Consolidated Financial Statements	71-124	14-52

NA	Not applicable.

(a)(2) and (c) Financial statement schedules

The following financial statement schedules for HEI and HECO are included in this report on the pages indicated below:

		Page/s in Form 10-K
		HEI	HECO
Report of Independent Registered Public Accounting Firm		82	83
Schedule I	Condensed Financial Information of Registrant, Hawaiian Electric Industries, Inc. (Parent Company) as of December 31, 2008 and 2007 and Years ended December 31, 2008, 2007 and 2006	84-86	NA
Schedule II	Valuation and Qualifying Accounts, Years ended December 31, 2008, 2007 and 2006	87	87

NA	Not applicable.

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

[KPMG LLP letterhead]

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hawaiian Electric Industries, Inc.:

Under date of February 20, 2009, we reported on the consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, as contained in the 2008 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Company’s annual report on Form 10-K for the year 2008. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index under Item 15.(a)(2). These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, as of January 1, 2008, for fair value measurements of financial assets and liabilities.

As discussed in Notes 1 and 10 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007.

/s/ KPMG LLP

Honolulu, Hawaii
February 20, 2009

[KPMG LLP letterhead]

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

Hawaiian Electric Company, Inc.:

Under date of February 20, 2009, we reported on the consolidated balance sheets and consolidated statements of capitalization of Hawaiian Electric Company, Inc. (a subsidiary of Hawaiian Electric Industries, Inc.) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, retained earnings, changes in common stock equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements and our report thereon are incorporated by reference in the Company’s annual report on Form 10-K for the year 2008. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index under Item 15.(a)(2). The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 7 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007.

/s/ KPMG LLP

Honolulu, Hawaii
February 20, 2009

Hawaiian Electric Industries, Inc.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)

CONDENSED BALANCE SHEETS

December 31	2008	2007
(dollars in thousands)

Assets
Cash and equivalents	$7,130	$1,091
Notes receivable from subsidiaries	41,550	—
Accounts receivable	1,838	1,534
Property, plant and equipment, net	981	1,338
Deferred income tax assets	13,148	34,430
Other assets	4,350	4,499
Investments in subsidiaries, at equity	1,679,269	1,718,387

	$1,748,266	$1,761,279

Liabilities and stockholders’ equity
Liabilities
Accounts payable	$6,447	$7,606
Notes payable to subsidiaries	12,523	34,774
Commercial paper	—	62,989
Long-term debt, net	307,000	357,000
Other	32,842	23,483

	358,812	485,852

Stockholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 90,515,573 shares and 83,431,513 shares	1,231,629	1,072,101
Retained earnings	210,840	225,168
Accumulated other comprehensive loss	(53,015)	(21,842)

	1,389,454	1,275,427

	$1,748,266	$1,761,279

Note to Balance Sheets
Long-term debt consisted of :
HEI medium-term notes 4.00%, paid in 2008	$—	$50,000
HEI medium-term notes 4.23-6.141%, due 2011	150,000	150,000
HEI medium-term note 7.13%, due 2012	7,000	7,000
HEI medium-term notes 5.25%, due 2013	50,000	50,000
HEI medium-term notes 6.51%, due 2014	100,000	100,000

	$307,000	$357,000

The aggregate payments of principal required subsequent to December 31, 2008 on long-term debt are nil in 2009 and 2010, $150 million in 2011, $7 million in 2012, $50 million in 2013 and $100 million in 2014.

As of December 31, 2008, HEI has a General Agreement of Indemnity in favor of both SAFECO Insurance Company of America (SAFECO) and Travelers Casualty and Surety Company of America (Travelers) for losses in connection with any and all bonds, undertakings or instruments of guarantee and any renewals or extensions thereof executed by SAFECO or Travelers, including, but not limited to, a $0.2 million self-insured United States Longshore & Harbor bond and a $0.5 million self-insured automobile bond.

Hawaiian Electric Industries, Inc.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF INCOME

Years ended December 31	2008	2007	2006
(in thousands)

Revenues [1]	$499	$629	$(456)

Equity in income of subsidiaries	109,830	110,618	132,584

	110,329	111,247	132,128

Expenses:

Operating, administrative and general	12,652	13,965	12,147

Depreciation of property, plant and equipment	431	391	262

Taxes, other than income taxes	328	313	516

	13,411	14,669	12,925

Operating income	96,918	96,578	119,203

Interest expense	21,727	26,594	25,891

Income before income tax benefits	75,191	69,984	93,312

Income tax benefits	15,087	14,795	14,689

Net income	$90,278	$84,779	$108,001

[1]	2006 revenues include a writedown of real property held for sale.

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

Hawaiian Electric Industries, Inc.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(in thousands)	2008	2007	2006
Cash flows from operating activities
Net income	$90,278	$84,779	$108,001
Adjustments to reconcile net income to net cash provided by operating activities
Equity in net income of continuing subsidiaries	(109,830)	(110,618)	(132,584)
Common stock dividends/distributions received from subsidiaries	122,391	72,260	77,662
Depreciation of property, plant and equipment	431	391	262
Other amortization	448	480	424
Deferred income taxes	(10)	2,543	1,550
Excess tax benefits from share-based payment arrangements	(405)	(195)	(1,052)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	(304)	77	(424)
Decrease in accounts payable	(1,159)	(221)	(3,555)
Increase (decrease) in taxes accrued	6,667	2,034	(777)
Changes in other assets and liabilities	5,003	3,393	(2,592)

Net cash provided by operating activities	113,510	54,923	46,915

Cash flows from investing activities
Net increase in notes receivable from subsidiaries	(41,550)	—	—
Capital expenditures	(76)	(610)	(530)
Investments in subsidiaries	(1,555)	(80)	(60)
Proceeds from sale of fixed assets	—	457	8

Net cash used in investing activities	(43,181)	(233)	(582)

Cash flows from financing activities
Net increase (decrease) in notes payable to subsidiaries with original maturities of three months or less	(4,544)	15,814	(6,550)
Net increase (decrease) in short-term borrowings with original maturities of three months or less	(62,990)	(175)	58,270
Proceeds from issuance of short-term borrowings with original maturities greater than three months	—	—	44,891
Repayments of short-term borrowings with original maturities greater than three months	(50,000)	—	(45,590)
Proceeds from issuance of long-term debt	—	—	100,000
Repayment of long-term debt	—	(10,000)	(110,000)
Excess tax benefits from share-based payment arrangements	405	195	1,052
Net proceeds from issuance of common stock	136,443	21,072	5,481
Common stock dividends	(83,604)	(81,489)	(100,673)
Other	—	—	(938)

Net cash used in financing activities	(64,290)	(54,583)	(54,057)

Cash flows provided by discontinued operations—operating activities	—	—	7,536

Net increase (decrease) in cash and equivalents	6,039	107	(188)
Cash and equivalents, January 1	1,091	984	1,172

Cash and equivalents, December 31	$7,130	$1,091	$984

Cash flows from discontinued operations:

For 2008 and 2007, there were no cash flows from the Company’s discontinued operations. For 2006, there were no cash flows from investing and financing activities from the Company’s discontinued operations.

Supplemental disclosures of noncash activities:

In 2008, 2007 and 2006, $2.7 million, $2.3 million and $1.6 million, respectively, of HEI advances to HEIDI were converted to equity in noncash transactions.

Under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $21 million in 2008 and 2007. From March 23, 2004 to March 5, 2007, HEI satisfied the requirements of the HEI DRIP and the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) by acquiring for cash its common shares through open market purchases rather than the issuance of additional shares. On March 6, 2007, it began satisfying those requirements by the issuance of additional shares.

Hawaiian Electric Industries, Inc.

and Hawaiian Electric Company, Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2008, 2007 and 2006

Col. A	Col. B	Col. C				Col. D		Col. E
(in thousands)		Additions
Description	Balance at begin- ning of period	Charged to costs and expenses		Charged to other accounts		Deductions		Balance at end of period
2008
Allowance for uncollectible accounts – electric utility	$2,010	$6,627		$2,582	(a)	$7,794	(b)	$3,425

Allowance for uncollectible interest – bank	$32	—		$602		—		$634

Allowance for losses for loans receivable – bank	$30,211	$10,334		$879	(a)	$5,626	(b)	$35,798

Valuation allowance for deferred tax assets – other	$766	$37	(c)	—		$803	(d)	—
2007
Allowance for uncollectible accounts – electric utility	$1,674	$2,527		$1,050	(a)	$3,241	(b)	$2,010

Allowance for uncollectible interest – bank	$43	—		—		$11		$32

Allowance for losses for loans receivable – bank	$31,228	$5,700		$1,007	(a)	$7,724	(b)	$30,211

Valuation allowance for deferred tax assets – other	$627	$139	(c)	—		—		$766

2006
Allowance for uncollectible accounts – electric utility	$986	$2,684		$979	(a)	$2,975	(b)	$1,674

Allowance for uncollectible interest – bank	$99	—		—		$56		$43

Allowance for losses for loans receivable – bank	$30,595	$1,400		$1,118	(a)	$1,885	(b)	$31,228

Valuation allowance for deferred tax assets – other	$686	—		—		$59	(c)	$627

(a)	Primarily bad debts recovered.
(b)	Bad debts charged off.
(c)	Estimated change in the non-deductible executive compensation pursuant to Internal Revenue Code §162(m).
(d)	Valuation allowance adjustment pursuant to SFAS No. 109.

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)			(Registrant)

By	/s/ James A. Ajello	By	/s/ Tayne S. Y. Sekimura
	James A. Ajello		Tayne S. Y. Sekimura
	Senior Financial Vice President, Treasurer and Chief Financial Officer of HEI		Senior Vice President, Finance and Administration of HECO
	(Principal Financial Officer of HEI)		(Principal Financial Officer of HECO)

Date: February 27, 2009		Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on February 27, 2009. The execution of this report by each of the undersigned who signs this report solely in such person’s capacity as a director or officer of Hawaiian Electric Company, Inc. shall be deemed to relate only to matters having reference to such registrant and its subsidiaries.

Signature	Title

/s/ Constance H. Lau	President of HEI and Director of HEI
Constance H. Lau	Chairman of the Board of Directors of HECO
(Chief Executive Officer of HEI)

/s/ Richard M. Rosenblum	President and Director of HECO
Richard M. Rosenblum	(Chief Executive Officer of HECO)

/s/ James A. Ajello	Senior Financial Vice President, Treasurer
James A. Ajello	and Chief Financial Officer of HEI
(Principal Financial Officer of HEI)

/s/ Curtis Y. Harada	Vice President, Controller and
Curtis Y. Harada	Chief Accounting Officer
(Principal Accounting Officer of HEI)

SIGNATURES (continued)

Signature	Title

/s/ Tayne S. Y. Sekimura	Senior Vice President, Finance and Administration of HECO
Tayne S. Y. Sekimura	(Principal Financial Officer of HECO)

/s/ Patsy H. Nanbu	Controller of HECO
Patsy H. Nanbu	(Principal Accounting Officer of HECO)

/s/ Don E. Carroll	Director of HEI
Don E. Carroll

/s/ Shirley J. Daniel	Director of HEI
Shirley J. Daniel

/s/ Thomas B. Fargo	Director of HEI and HECO
Thomas B. Fargo

/s/ Richard W. Gushman, II	Director of HEI
Richard W. Gushman, II

/s/ Timothy E. Johns	Director of HECO
Timothy E. Johns

/s/ Bert A. Kobayashi, Jr.	Director of HECO
Bert A. Kobayashi, Jr.

SIGNATURES (continued)

Signature	Title

/s/ Victor Hao Li	Director of HEI
Victor Hao Li

/s/ A. Maurice Myers	Director of HEI
A. Maurice Myers

/s/ David M. Nakada	Director of HECO
David M. Nakada

/s/ Alan M. Oshima	Director of HECO
Alan M. Oshima

/s/ Diane J. Plotts	Director of HEI
Diane J. Plotts

/s/ James K. Scott	Director of HEI
James K. Scott

/s/ Anne M. Takabuki	Director of HECO
Anne M. Takabuki

/s/ Kelvin H. Taketa	Director of HEI and HECO
Kelvin H. Taketa

/s/ Barry K. Taniguchi	Director of HEI and HECO
Barry K. Taniguchi

/s/ Jeffrey N. Watanabe	Chairman of the Board of Directors of HEI And Director of HECO
Jeffrey N. Watanabe

EXHIBIT INDEX

The exhibits designated by an asterisk (*) are filed herewith. The exhibits not so designated are incorporated by reference to the indicated filing. A copy of any exhibit may be obtained upon written request for a $0.20 per page charge from the HEI Shareholder Services Division, P.O. Box 730, Honolulu, Hawaii 96808-0730.

Exhibit no.	Description
HEI:
3(i).1	HEI’s Restated Articles of Incorporation (Exhibit 4(b) to Registration Statement on Form S-3, Registration No. 33-7895).

3(i).2	Articles of Amendment of HEI, amending HEI’s Restated Articles of Incorporation (Exhibit 4(b) to Registration Statement on Form S-3, Registration No. 33-40813).

3(i).3	Statement of Issuance of Shares of Preferred or Special Classes in Series for HEI Series A Junior Participating Preferred Stock (Exhibit 3(i).3 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-8503).

3(i).4	Articles of Amendment of HEI, amending HEI’s Restated Articles of Incorporation, Article Fourth (Exhibit 3(i).4 to HEI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-8503).

3(i).5	Articles of Amendment of HEI, amending HEI’s Restated Articles of Incorporation, Article Sixth (Exhibit 3(i).5 to HEI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-8503).

3(ii)	Amended and Restated Bylaws of HEI as last amended October 31, 2008 (Exhibit 3(ii) to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-8503).

4.1	Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of HEI and its subsidiaries (Exhibit 4.1 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-8503).

4.2	[Intentionally omitted].

4.3	Indenture, dated as of October 15, 1988, between HEI and Citibank, N.A., as Trustee (Exhibit 4 to Registration Statement on Form S-3, Registration No. 33-25216).

4.4(a)	First Supplemental Indenture dated as of June 1, 1993 between HEI and Citibank, N.A., as Trustee, to Indenture dated as of October 15, 1988 between HEI and Citibank, N.A., as Trustee (Exhibit 4(a) to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-8503).

4.4(b)	Second Supplemental Indenture dated as of April 1, 1999 between HEI and Citibank, N.A., as Trustee, to Indenture dated as of October 15, 1988 between HEI and Citibank, N.A., as Trustee (Exhibit 4.1 to HEI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-8503).

4.4(c)	Third Supplemental Indenture dated as of August 1, 2002 between HEI and Citibank, N.A., as Trustee, to Indenture dated as of October 15, 1988 between HEI and Citibank, N.A., as Trustee (Exhibit 4 to HEI’s Current Report on Form 8-K, dated August 16, 2002, File No. 1-8503).

4.5(a)	Pricing Supplement No. 13 to Registration Statement on Form S-3 of HEI (Registration No. 33-58820) filed on September 26, 1997 in connection with the sale of Medium-Term Notes, Series B.

4.5(b)	Pricing Supplement No. 1 to Registration Statement on Form S-3 of HEI (Registration No. 333-73225) filed on May 3, 1999 in connection with the sale of Medium-Term Notes, Series C.

4.5(c)	Pricing Supplement No. 2 to Registration Statement on Form S-3 of HEI (Registration No. 333-87782) filed on March 5, 2003 in connection with the sale of Medium-Term Notes, Series D.

4.5(d)	Pricing Supplement No. 3 to Registration Statement on Form S-3 of HEI (Registration No. 333-87782) filed on March 15, 2004 in connection with the sale of Medium-Term Notes, Series D.

4.5(e)	Pricing Supplement No. 4 to Registration Statement on Form S-3 of HEI (Registration No. 333-87782) filed on August 4, 2006 in connection with the sale of Medium-Term Notes, Series D.

10.1	Conditions for the Merger and Corporate Restructuring of Hawaiian Electric Company, Inc. dated September 23, 1982. (Exhibit 10.1 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-8503).

10.2	Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988, between HEI, HEIDI and the Federal Savings and Loan Insurance Corporation (by the Federal Home Loan Bank of Seattle) (Exhibit (28)-2 to HEI’s Current Report on Form 8-K dated May 26, 1988, File No. 1-8503).

Exhibit no.	Description
10.3	OTS letter regarding release from Part II.B. of the Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988 (Exhibit 10.3(a) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-8503).

HEI Exhibits 10.4 through 10.19(b) are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this report. HEI Exhibits 10.4 through 10.17(a) are management contracts or compensatory plans or arrangements with HECO participants.

*10.4	HEI Executive Incentive Compensation Plan amended and restated as of February 23, 2009.

10.5	HEI Executives’ Deferred Compensation Plan (Exhibit 10.2 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-8503).

10.6	[Intentionally omitted].

10.7(a)	1987 Stock Option and Incentive Plan of HEI (as amended and restated effective January 22, 2008) (Exhibit 10.3 to HEI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-8503).

10.7(b)	Form of Hawaiian Electric Industries, Inc. Stock Option Agreement with Dividend Equivalents (Exhibit 10.7(b) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, File No. 1-8503).

10.7(c)	Form of Hawaiian Electric Industries, Inc. Stock Appreciation Right Agreement with Dividend Equivalents (Exhibit 10.2 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-8503).

10.7(d)	Form of Hawaiian Electric Industries, Inc. Stock Appreciation Right Agreement with Dividend Equivalents (effective for April 7, 2005 stock appreciation rights grant) (Exhibit 10.1 to HEI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-8503).

10.7(e)	Form of Restricted Stock Agreement Pursuant to the 1987 Stock Option and Incentive Plan of Hawaiian Electric Industries, Inc. (Exhibit 10.2 to HEI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-8503).

*10.7(f)	Form of Restricted Stock Unit Agreement Pursuant to the 1987 Stock Option and Incentive Plan of HEI.

*10.8	HEI Long-Term Incentive Plan amended and restated as of February 23, 2009.

10.9	HEI Supplemental Executive Retirement Plan amended and restated as of January 1, 2009 (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-8503).

*10.9(a)	Amendments to the HEI Supplemental Executive Retirement Plan Freezing Benefit Accruals Effective December 31, 2008.

*10.10	HEI Excess Pay Plan amended and restated as of January 1, 2009.

*10.10(a)	HEI Excess Pay Plan Addendum for Constance H. Lau.

*10.10(b)	HEI Excess Pay Plan Addendum for Curtis Y. Harada.

*10.11	Form of Change in Control Agreement.

10.12	Nonemployee Director Retirement Plan, effective as of October 1, 1989 (Exhibit 10.15 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-8503).

10.13	HEI 1990 Nonemployee Director Stock Plan As Amended and Restated: May 6, 2008 (Exhibit 10.4 to HEI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-8503).

*10.14	Nonemployee Director’s Compensation Schedule effective January 22, 2008.

10.15	HEI Non-Employee Directors’ Deferred Compensation Plan (Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-8503).

10.16	Executive Death Benefit Plan of HEI and Participating Subsidiaries restatement effective as of January 1, 2009 (Exhibit 10.6 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-8503).

*10.17	Severance Pay Plan for Merit Employees of HEI and affiliates, restatement effective as of January 1, 2009.

Exhibit no.	Description
*10.17(a)	Addendum A of Severance Pay Plan for Merit Employees of HEI and affiliates, restatement effective as of January 1, 2009 for James A. Ajello and Richard M. Rosenblum.

10.18	American Savings Bank Select Deferred Compensation Plan (Restatement Effective January 1, 2009) (Exhibit 10.7 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-8503).

10.19	American Savings Bank Supplemental Executive Retirement, Disability, and Death Benefit Plan, effective January 1, 2009 (Exhibit 10.8 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-8503).

*10.19(a)	American Savings Bank Supplemental Executive Retirement, Disability, and Death Benefit Plan Addendum for Timothy K. Schools, effective December 31, 2008.

*10.19(b)	Amendments to the American Savings Bank Supplemental Executive Retirement, Disability, and Death Benefit Plan Freezing Benefit Accruals Effective December 31, 2008.

10.20	Credit Agreement, dated as of March 31, 2006, among HEI, as Borrower, the Lenders Party Hereto and Bank of Hawaii, as Co-Syndication Agent, and First Hawaiian Bank, as Co-Syndication Agent, and Wells Fargo Bank, N.A., as Co-Documentation Agent, and U.S. Bank National Association, as Co-Documentation Agent, and Union Bank of California, N.A., as Co-Documentation Agent, and The Bank of New York, as Administrative Agent, and BNY Capital Markets, Inc., as Sole Lead Arranger and Book Runner (Exhibit 10.1 to HEI’s Current Report on Form 8-K, dated April 3, 2006, File No. 1-8503).

10.20(a)	Assignment and Acceptance Agreement dated as of September 18, 2008 by and between Lehman Brothers Bank, FSB and Bank Hapoalim BM and HEI Consent (Exhibit 10.1 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-8503).

*10.20(b)	Amendment No. 1 to Credit Agreement, dated as of February 6, 2009, by and among HEI, the Lenders and The Bank of New York Mellon.

*11	Computation of Earnings per Share of Common Stock.

*12	Computation of Ratio of Earnings to Fixed Charges.

13	HEI’s 2008 Annual Report to Shareholders (Selected Sections) (HEI Exhibit 13 to HEI’s Current Report on Form 8-K dated February 19, 2009, File No. 1-8503).

*21	Subsidiaries of HEI.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification Pursuant to 13a-14 of the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer).

*31.2	Certification Pursuant to 13a-14 of the Securities Exchange Act of 1934 of James A. Ajello (HEI Chief Financial Officer).

*32.1	Written Statement of Constance H. Lau (HEI Chief Executive Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Written Statement of James A. Ajello (HEI Chief Financial Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Hawaiian Electric Industries Retirement Savings Plan, restatement effective January 1, 2008.

99.2(a)	Trust Agreement dated as of February 1, 2000 between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.1 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-8503).

99.2(b)	First Amendment dated as of August 1, 2000 to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.1 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-8503).

99.2(c)	Second Amendment dated as of November 1, 2000 to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.2 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-8503).

Exhibit no.	Description
99.2(d)	Third Amendment dated as of April 1, 2001 to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99 to HEI’s Current Report on Form 8-K dated June 19, 2001, File No. 1-8503).

99.2(e)	Fourth Amendment dated as of December 31, 2001 to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.1 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-8503).

99.2(f)	Fifth Amendment dated as of April 1, 2002, to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.1 to HEI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-8503).

99.2(g)	Sixth Amendment dated as of January 1, 2002, to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.8 to HEI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-8503).

99.2(h)	Seventh Amendment dated as of July 1, 2002, to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.1 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-8503).

99.2(i)	Eighth Amendment dated as of September 1, 2003, to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8503).

99.2(j)	Ninth Amendment dated as of February 2, 2004, to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.2 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-8503).

99.2(k)	Tenth Amendment dated as of October 3, 2005, to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.2(k) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-8503).

99.2(l)	Eleventh Amendment dated as of November 1, 2006, to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.2(l) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-8503).

99.2(m)	Twelfth Amendment dated as of August 1, 2007, to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.2 to HEI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-8503).

*99.2(n)	Thirteenth Amendment dated as of October 17, 2008, to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee.

*99.2(o)	Fourteenth Amendment dated as of December 31, 2008, to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee.
HECO:

3(i).1	HECO’s Certificate of Amendment of Articles of Incorporation (Exhibit 3.1 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

3(i).2	Articles of Amendment to HECO’s Amended Articles of Incorporation (Exhibit 3.1(b) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No 1-4955).

3(i).3	Articles of Amendment to HECO’s Amended Articles of Incorporation (Exhibit 3(i).4 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No 1-4955).

3(ii)	HECO’s Amended and Restated Bylaws. (Exhibit 3(ii).2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-4955).

4.1	Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of HECO, HELCO and MECO (Exhibit 4.1 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-4955).

4.2	Certificate of Trust of HECO Capital Trust III (incorporated by reference to Exhibit 4(a) to Registration No. 333-111073).

Exhibit no.	Description
4.3	Amended and Restated Trust Agreement of HECO Capital Trust III dated as of March 1, 2004 (Exhibit 4(c) to HECO’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.4	HECO Junior Indenture with The Bank of New York, as Trustee, dated as of March 1, 2004 (Exhibit 4(f) to HECO’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.5	6.500% Quarterly Income Trust Preferred Security issued by HECO Capital Trust III, dated March 18, 2004 (Exhibit 4(d) to HECO’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.6	6.500% Junior Subordinated Deferrable Interest Debenture, Series 2004 issued by HECO, dated March 18, 2004 (Exhibit 4(g) to HECO’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.7	Trust Guarantee Agreement between The Bank of New York, as Trust Guarantee Trustee, and HECO dated as of March 1, 2004 (Exhibit 4(l) to HECO’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.8	MECO Junior Indenture with The Bank of New York, as Trustee, including HECO Subsidiary Guarantee, dated as of March 1, 2004 (Exhibit 4(h) to HECO’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.9	HELCO Junior Indenture with The Bank of New York, as Trustee, including HECO Subsidiary Guarantee, dated as of March 1, 2004 (Exhibit 4(j) to HECO’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.10	6.500% Junior Subordinated Deferrable Interest Debenture, Series 2004 issued by MECO, dated March 18, 2004 (Exhibit 4(i) to HECO’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.11	6.500% Junior Subordinated Deferrable Interest Debenture, Series 2004 issued by HELCO, dated March 18, 2004 (Exhibit 4(k) to HECO’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.12	Expense Agreement, dated March 1, 2004, among HECO Capital Trust III, HECO, MECO and HELCO (Exhibit 4(m) to HECO’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

10.1(a)	Power Purchase Agreement between Kalaeloa Partners, L.P., and HECO dated October 14, 1988 (Exhibit 10(a) to HECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, File No. 1-4955).

10.1(b)	Amendment No. 1 to Power Purchase Agreement between HECO and Kalaeloa Partners, L.P., dated June 15, 1989 (Exhibit 10(c) to HECO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, File No. 1-4955).

10.1(c)	Lease Agreement between Kalaeloa Partners, L.P., as Lessor, and HECO, as Lessee, dated February 27, 1989 (Exhibit 10(d) to HECO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, File No. 1-4955).

10.1(d)	Restated and Amended Amendment No. 2 to Power Purchase Agreement between HECO and Kalaeloa Partners, L.P., dated February 9, 1990 (Exhibit 10.2(c) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4955).

10.1(e)	Amendment No. 3 to Power Purchase Agreement between HECO and Kalaeloa Partners, L.P., dated December 10, 1991 (Exhibit 10.2(e) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-4955).

10.1(f)	Amendment No. 4 to Power Purchase Agreement between HECO and Kalaeloa Partners, L.P., dated October 1, 1999 (Exhibit 10.1 to HECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-4955).

10.1(g)	Confirmation Agreement Concerning Section 5.2B(2) of Power Purchase Agreement and Amendment No. 5 to Power Purchase Agreement between HECO and Kalaeloa Partners, L.P., dated October 12, 2004 (Exhibit 10.3 to HECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-4955).

10.1(h)	Agreement for Increment Two Capacity and Amendment No. 6 to Power Purchase Agreement between HECO and Kalaeloa Partners, L.P., dated October 12, 2004 (Exhibit 10.4 to HECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-4955).

10.2(a)	Power Purchase Agreement between AES Barbers Point, Inc. and HECO, entered into on March 25, 1988 (Exhibit 10(a) to HECO’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1988, File No. 1-4955).

10.2(b)	Agreement between HECO and AES Barbers Point, Inc., pursuant to letters dated May 10, 1988 and April 20, 1988 (Exhibit 10.4 to HECO’s Annual Report on Form 10-K for fiscal year ended December 31, 1988, File No. 1-4955).

10.2(c)	Amendment No. 1, entered into as of August 28, 1988, to Power Purchase Agreement between AES Barbers Point, Inc. and HECO (Exhibit 10 to HECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, File No. 1-4955).

Exhibit no.	Description
10.2(d)	HECO’s Conditional Notice of Acceptance to AES Barbers Point, Inc. dated January 15, 1990 (Exhibit 10.3(c) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4955).

10.2(e)	Amendment No. 2, entered into as of May 8, 2003, to Power Purchase Agreement between AES Hawaii, Inc. and HECO (Exhibit 10.2(e) to HECO’s Annual Report on Form 10-K for fiscal year ended December 31, 2003, File No. 1-4955).

10.3(a)	Agreement between MECO and Hawaiian Commercial & Sugar Company pursuant to letters dated November 29, 1988 and November 1, 1988 (Exhibit 10.8 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

10.3(b)	Amended and Restated Power Purchase Agreement by and between A&B-Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO, dated November 30, 1989 (Exhibit 10(e) to HECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, File No. 1-4955).

10.3(c)	First Amendment to Amended and Restated Power Purchase Agreement by and between A&B-Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO, dated November 1, 1990, amending the Amended and Restated Power Purchase Agreement dated November 30, 1989 (Exhibit 10(f) to HECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, File No. 1-4955).

10.3(d)	Letter agreement dated December 11, 1997 to Extend Term of Amended and Restated Power Purchase Agreement Between A&B-Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO dated November 30, 1989, as Amended on November 1, 1990 (Exhibit 10.4(c) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.3(e)	Letter agreement dated October 22, 1998 to Extend Term of Amended and Restated Power Purchase Agreement Between A&B-Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO dated November 30, 1989, as Amended on November 1, 1990 (Exhibit 10.4(d) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-4955).

10.3(f)	Termination Notice dated December 27, 1999 for Amended and Restated Power Purchase Agreement by and between A&B Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO, dated November 30, 1989, as amended (Exhibit 10.2 to HECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-4955).

10.3(g)	Rescission dated January 23, 2001 of Termination Notice for Amended and Restated Power Purchase Agreement by and between A&B Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO, dated November 30, 1989, as amended (Exhibit 10.4(f) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-4955).

10.4(a)	Purchase Power Contract between HELCO and Thermal Power Company dated March 24, 1986 (Exhibit 10(a) to HECO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, File No. 1-4955).

10.4(b)	Firm Capacity Amendment between HELCO and Puna Geothermal Venture (assignee of AMOR VIII, who is the assignee of Thermal Power Company) dated July 28, 1989 to Purchase Power Contract between HELCO and Thermal Power Company dated March 24, 1986 (Exhibit 10(b) to HECO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, File No. 1-4955).

10.4(c)	Amendment made in October 1993 to Purchase Power Contract between HELCO and Puna Geothermal Venture dated March 24, 1986, as amended (Exhibit 10.5(b) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.4(d)	Third Amendment dated March 7, 1995 to the Purchase Power Contract between HELCO and Puna Geothermal Venture dated March 24, 1986, as amended (Exhibit 10.5(c) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.4(e)	Performance Agreement and Fourth Amendment dated February 12, 1996 to the Purchase Power Contract between HELCO and Puna Geothermal Venture dated March 24, 1986, as amended (Exhibit 10.5(b) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4955).

10.5(a)	Purchase Power Contract between HECO and the City and County of Honolulu dated March 10, 1986 (Exhibit 10.9 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4955).

10.5(b)	Amendment No. 1 to Purchase Power Contract between HECO and the City and County of Honolulu dated March 10, 1986 (Exhibit 10.6(a) to HECO’s Annual Report on Form 10-K for fiscal year ended December 31, 2001, File No. 1-4955).

Exhibit no.	Description
10.5(c)	Firm Capacity Amendment, dated April 8, 1991, to Purchase Power Contract, dated March 10, 1986, by and between HECO and the City & County of Honolulu (Exhibit 10 to HECO’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1991, File No. 1-4955).

10.5(d)	Amendment No. 2 to Purchase Power Contract Between HECO and City and County of Honolulu dated March 10, 1986 (Exhibit 10.6(c) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.6(a)	Power Purchase Agreement between Encogen Hawaii, L.P. and HELCO dated October 22, 1997 (but with the following attachments omitted: Attachment C, “Selected portions of the North American Electric Reliability Council Generating Availability Data System Data Reporting Instructions dated October 1996” and Attachment E, “Form of the Interconnection Agreement between Encogen Hawaii, L.P. and HELCO,” which is provided in final form as Exhibit 10.6(b)) (Exhibit 10.7 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.6(b)	Interconnection Agreement between Encogen Hawaii, L.P. and HELCO dated October 22, 1997 (Exhibit 10.7(a) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.6(c)	Amendment No. 1, executed on January 14, 1999, to Power Purchase Agreement between Encogen Hawaii, L.P. and HELCO dated October 22, 1997 (Exhibit 10.7(b) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-4955).

10.6(d)	Power Purchase Agreement Novation dated November 8, 1999 by and among Encogen Hawaii, L.P., Hamakua Energy Partners and HELCO (Exhibit 10.7(c) to HECO’s Annual Report on Form 10-K for fiscal year ended December 31, 2001, File No. 1-4955).

10.6(e)	Guarantee Agreement between Black River Energy, LLC and HELCO effective May 26, 2004 (Exhibit 10.7(e) to HECO’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, File No. 1-4955).

10.6(f)	Guarantee Agreement between Black River Energy, LLC and HELCO dated July 15, 2004 (Exhibit 10.7(f) to HECO’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, File No. 1-4955).

10.7(a)	Low Sulfur Fuel Oil Supply Contract by and between Chevron and HECO dated as of November 14, 1997 (confidential treatment has been requested for portions of this exhibit) (Exhibit 10.8 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.7(b)	First Amendment to Low Sulfur Fuel Oil Supply Contract by and between Chevron and HECO entered into as of April 12, 2004 (confidential treatment has been requested for portions of this exhibit, which has been redacted accordingly) (Exhibit 10(c) to HECO’s Current Report on Form 8-K, dated May 28, 2004, File No. 1-4955).

10.8(a)	Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract by and between Chevron and HECO, MECO, HELCO, HTB and YB dated as of November 14, 1997 (confidential treatment has been requested for portions of this exhibit) (Exhibit 10.9 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.8(b)	Amendment to Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract by and between Chevron and HECO, MECO and HELCO entered into as of April 12, 2004 (confidential treatment has been requested for portions of this exhibit, which has been redacted accordingly) (Exhibit 10(d) to HECO’s Current Report on Form 8-K, dated May 28, 2004, File No. 1-4955).

10.9	Facilities and Operating Contract by and between Chevron and HECO dated as of November 14, 1997 (confidential treatment has been requested for portions of this exhibit) (Exhibit 10.10 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.10(a)	Low Sulfur Fuel Oil Supply Contract by and between BHP Petroleum Americas Refining Inc. and HECO dated as of November 14, 1997 (confidential treatment has been requested for portions of this exhibit) (Exhibit 10.11 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.10(b)	First Amendment to Low Sulfur Fuel Oil Supply Contract by and between Tesoro Hawaii Corporation, formerly known as BHP Petroleum Americas Refining Inc., and HECO dated March 29, 2004 (confidential treatment has been requested for portions of this exhibit, which has been redacted accordingly) (Exhibit 10(a) to HECO’s Current Report on Form 8-K, dated May 28, 2004, File No. 1-4955).

10.11(a)	Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract by and between BHP Petroleum Americas Refining Inc. and HECO, MECO and HELCO dated November 14, 1997 (confidential treatment has been requested for portions of this exhibit) (Exhibit 10.12 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

Exhibit no.	Description
10.11(b)	First Amendment to Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract by and between Tesoro Hawaii Corporation, formerly known as BHP Petroleum Americas Refining Inc., and HECO, MECO and HELCO dated March 29, 2004 (confidential treatment has been requested for portions of this exhibit, which has been redacted accordingly) (Exhibit 10(b) to HECO’s Current Report on Form 8-K, dated May 28, 2004, File No. 1-4955).

10.12	Contract of private carriage by and between HITI and HELCO dated December 4, 2000 (Exhibit 10.13 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-4955).

10.13	Contract of private carriage by and between HITI and MECO dated December 4, 2000 (Exhibit 10.14 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-4955).

10.14	Energy Agreement among the State of Hawaii, Division of Consumer Advocacy of the Department of Commerce and Consumer Affairs, and the Hawaiian Electric Companies (Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-4955).

HECO Exhibit 10.15 and 10.16 are management plans required to be filed as an exhibit pursuant to Item 15(b) of this report.

10.15	Letter agreement dated June 13, 2008 between T. Michael May and HECO (Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-4955).

10.16	HEI Supplemental Executive Retirement Plan Addendum for T. Michael May dated October 28, 2008 (Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-4955).

10.17	Credit Agreement, dated as of March 31, 2006, among HECO, as Borrower, the Lenders Party Hereto and Bank of Hawaii, as Co-Syndication Agent, and First Hawaiian Bank, as Co-Syndication Agent, and Wells Fargo Bank, N.A., as Co-Documentation Agent, and U.S. Bank National Association, as Co-Documentation Agent, and Union Bank of California, N.A., as Co-Documentation Agent, and The Bank of New York, as Administrative Agent, and BNY Capital Markets, Inc., as Sole Lead Arranger and Book Runner (Exhibit 10.2 to HECO’s Current Report on Form 8-K, dated April 3, 2006, File No. 1-4955).

*10.17(a)	Amendment No. 1 to Credit Agreement, dated as of October 20, 2006, by and among, HECO, the Lenders and The Bank of New York (now known as The Bank of New York Mellon).

10.17(b)	Assignment and Acceptance Agreement dated as of September 18, 2008 by and between Lehman Brothers Bank, FSB and Bank Hapoalim BM and HECO Consent (Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-4955).

*10.17(c)	Amendment No. 2 to Credit Agreement, dated as of February 6, 2009, by and among, HECO, the Lenders and The Bank of New York Mellon.

11	Computation of Earnings Per Share of Common Stock (See note on HECO’s Selected Financial Data on page 4 of HECO Exhibit 99 to HECO’s Current Report on Form 8-K, dated February 19, 2009, File No. 1-4955).

*12	Computation of Ratio of Earnings to Fixed Charges.

*21	Subsidiaries of HECO.

*23.2	Consent of Independent Registered Public Accounting Firm.

*31.3	Certification Pursuant to 13a-14 of the Securities Exchange Act of 1934 of Richard M. Rosenblum (HECO Chief Executive Officer).

*31.4	Certification Pursuant to 13a-14 of the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (HECO Chief Financial Officer).

*32.3	Written Statement of Richard M. Rosenblum (HECO Chief Executive Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.4	Written Statement of Tayne S. Y. Sekimura (HECO Chief Financial Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*99.3	Reconciliation of electric utility operating income per HEI and HECO Consolidated Statements of Income.

Exhibit no.	Description
99.4	Forward-Looking Statements, Selected Financial Data, HECO’s MD&A, Quantitative and Qualitative Disclosures about Market Risk, Annual Report of Management on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting and HECO’s Consolidated 2008 Financial Statements (with Report of Independent Registered Public Accounting Firm thereon) (Exhibit 99 to HECO’s Current Report on Form 8-K, dated February 19, 2009, File No. 1-4955).