Form 10-Q
period 2009-06-30
HAWAIIAN ELECTRIC CO INC; HAWAIIAN ELECTRIC INDUSTRIES INC
filed 2009-08-07
CIK 46207, 354707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether Registrant Hawaiian Electric Industries, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether Registrant Hawaiian Electric Company, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether Registrant Hawaiian Electric Industries, Inc. has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether Registrant Hawaiian Electric Company, Inc. has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether Registrant Hawaiian Electric Industries, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether Registrant Hawaiian Electric Company, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding July 31, 2009

Hawaiian Electric Industries, Inc. (Without Par Value)	91,557,514 Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	12,805,843 Shares (not publicly traded)

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

Hawaiian Electric Industries, Inc. and Subsidiaries

Hawaiian Electric Company, Inc. and Subsidiaries

Form 10-Q—Quarter ended June 30, 2009

INDEX

Page No.
ii	Glossary of Terms
iv	Forward-Looking Statements

PART I. FINANCIAL INFORMATION
	Item 1.	Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
1		Consolidated Statements of Income (unaudited) - three and six months ended June 30, 2009 and 2008
2		Consolidated Balance Sheets (unaudited) - June 30, 2009 and December 31, 2008
3		Consolidated Statements of Changes in Stockholders’ Equity (unaudited) - six months ended June 30, 2009 and 2008
4		Consolidated Statements of Cash Flows (unaudited) - six months ended June 30, 2009 and 2008
5		Notes to Consolidated Financial Statements (unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
23		Consolidated Statements of Income (unaudited) - three and six months ended June 30, 2009 and 2008
24		Consolidated Balance Sheets (unaudited) - June 30, 2009 and December 31, 2008
25		Consolidated Statements of Changes in Common Stock Equity (unaudited) - six months ended June 30, 2009 and 2008
26		Consolidated Statements of Cash Flows (unaudited) - six months ended June 30, 2009 and 2008
27		Notes to Consolidated Financial Statements (unaudited)
53	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
53		HEI Consolidated
61		Electric Utilities
90		Bank
99	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
101	Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
101	Item 1.	Legal Proceedings
102	Item 1A.	Risk Factors
102	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
102	Item 4.	Submission of Matters to a Vote of Security Holders
103	Item 5.	Other Information
104	Item 6.	Exhibits
105	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries

Hawaiian Electric Company, Inc. and Subsidiaries

Form 10-Q—Quarter ended June 30, 2009

GLOSSARY OF TERMS

Terms	Definitions
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income
ASB

American Savings Bank, F.S.B., a wholly-owned subsidiary of American Savings Holdings, Inc. and parent company of American Savings Investment Services Corp. (and its subsidiary, Bishop Insurance Agency of Hawaii, Inc.). Former subsidiaries include ASB Service Corporation (dissolved in January 2004), ASB Realty Corporation (dissolved in May 2005) and AdCommunications, Inc. (dissolved in May 2007).

ASHI	American Savings Holdings, Inc., formerly HEI Diversified, Inc., a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
CHP	Combined heat and power
CIP CT-1	Campbell Industrial Park combustion turbine No. 1
Company

When used in Hawaiian Electric Industries, Inc. sections, the “Company” refers to Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under HECO); American Savings Holdings, Inc. and its subsidiary, American Savings Bank, F.S.B. and its subsidiaries (listed under ASB); Pacific Energy Conservation Services, Inc.; HEI Properties, Inc.; HEI Investments, Inc.; Hawaiian Electric Industries Capital Trust II and Hawaiian Electric Industries Capital Trust III (inactive financing entities); and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.). Former subsidiaries of HEI (other than former subsidiaries of HECO and ASB and former subsidiaries of HEI sold or dissolved prior to 2004) include Hycap Management, Inc. (dissolution completed in 2007); Hawaiian Electric Industries Capital Trust I (dissolved and terminated in 2004)*, HEI Preferred Funding, LP (dissolved and terminated in 2004)*, Malama Pacific Corp. (discontinued operations, dissolved in June 2004), and HEI Power Corp. (discontinued operations, dissolved in 2006) and its dissolved subsidiaries. (*unconsolidated subsidiaries as of January 1, 2004).

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

EPA	Environmental Protection Agency — federal
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
federal	U.S. Government
FHLB	Federal Home Loan Bank
FIN	Financial Accounting Standards Board Interpretation No.
GAAP	U.S. generally accepted accounting principles
HCEI	Hawaii Clean Energy Initiative

GLOSSARY OF TERMS, continued

Terms	Definitions
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

HEI

Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., American Savings Holdings, Inc., Pacific Energy Conservation Services, Inc., HEI Properties, Inc., HEI Investments, Inc., Hawaiian Electric Industries Capital Trust II, Hawaiian Electric Industries Capital Trust III and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.). Former subsidiaries (other than those sold or dissolved prior to 2004) are listed under Company.

HEIII	HEI Investments, Inc. (formerly HEI Investment Corp.) (in dissolution), a wholly owned subsidiary of Hawaiian Electric Industries, Inc.
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELCO	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
HREA	Hawaii Renewable Energy Alliance
IPP	Independent power producer
IRP	Integrated resource plan
Kalaeloa	Kalaeloa Partners, L.P.
kV	Kilovolt
kw	Kilowatts
KWH	Kilowatthour
MECO	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
MW	Megawatt/s (as applicable)
NII	Net interest income
NPV	Net portfolio value
NQSO	Nonqualified stock option
OPEB	Postretirement benefits other than pensions
OTS	Office of Thrift Supervision, Department of Treasury
OTTI	Other-than-temporary impairment
PPA	Power purchase agreement
PRPs	Potentially responsible parties
PUC	Public Utilities Commission of the State of Hawaii
RBA	Revenue balancing account
RHI	Renewable Hawaii, Inc., a wholly owned subsidiary of Hawaiian Electric Company, Inc.
ROACE	Return on average common equity
ROR	Return on average rate base
RPS	Renewable portfolio standards
SAR	Stock appreciation right
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
SFAS	Statement of Financial Accounting Standards
SOIP	1987 Stock Option and Incentive Plan, as amended
SPRBs	Special Purpose Revenue Bonds
TOOTS	The Old Oahu Tug Service, a wholly owned subsidiary of Hawaiian Electric Industries, Inc.
UBC	Uluwehiokama Biofuels Corp., a newly formed, non-regulated subsidiary of Hawaiian Electric Company, Inc.
VIE	Variable interest entity

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

Risks, uncertainties and other important factors that could cause actual results to differ materially from those in forward-looking statements and from historical results include, but are not limited to, the following:

•

international, national and local economic conditions, including the state of the Hawaii tourism and construction industries, the strength or weakness of the Hawaii and continental U.S. real estate markets (including the fair value and/or the actual performance of collateral underlying loans and mortgage-related securities held by American Savings Bank, F.S.B. (ASB), which could result in higher loan loss provisions and write-offs and material other-than-temporary impairment (OTTI) charges), decisions concerning the extent of the presence of the federal government and military in Hawaii, and the implications and potential impacts of current capital and credit market conditions and federal and state responses to those conditions, such as the Emergency Economic Stabilization Act of 2008 (plan for a $700 billion bailout of the financial industry) and the American Economic Recovery and Reinvestment Act of 2009 (economic stimulus package);

•	weather and natural disasters, such as hurricanes, earthquakes, tsunamis, lightning strikes and the potential effects of global warming;

•

global developments, including terrorist acts, the war on terrorism, continuing U.S. presence in Iraq and Afghanistan, potential conflict or crisis with North Korea and in the Middle East, Iran’s nuclear activities and potential H1N1 and avian flu pandemics;

•	the timing and extent of changes in interest rates and the shape of the yield curve;

•

the ability of the Company to access credit markets to obtain commercial paper and other short-term and long-term debt financing (including lines of credit) and to access capital markets to issue common stock (HEI) under volatile and challenging market conditions, and the cost of such financings, if available;

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

•

the implementation of the Energy Agreement with the State of Hawaii and Consumer Advocate (Energy Agreement) setting forth the goals and objectives of a Hawaii Clean Energy Initiative (HCEI), revenue decoupling and the fulfillment by the utilities of their commitments under the Energy Agreement (given the PUC approvals needed; the PUC’s delay in considering HCEI-related costs; reliance on outside parties like the state, independent power producers (IPPs) and developers; potential changes in political support; and uncertainties surrounding wind power, the undersea cable, biofuels, environmental assessments and the impacts of implementation of the HCEI on future costs of electricity);

•

capacity and supply constraints or difficulties, especially if generating units (utility-owned or IPP-owned) fail or measures such as demand-side management (DSM), distributed generation (DG), combined heat and power (CHP) or other firm capacity supply-side resources fall short of achieving their forecasted benefits or are otherwise insufficient to reduce or meet peak demand;

•	increased risk to generation reliability as generation peak reserve margins on Oahu continue to be strained;

•	fuel oil price changes, performance by suppliers of their fuel oil delivery obligations and the continued availability to the electric utilities of their energy cost adjustment clauses (ECACs);

•	the impact on customer satisfaction and political and regulatory support resulting from volatility in fuel prices;

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

•

federal, state, county and international governmental and regulatory actions, such as changes in laws, rules and regulations applicable to HEI, HECO, ASB and their subsidiaries (including changes in taxation, regulatory changes resulting from the HCEI, environmental laws and regulations, the potential regulation of greenhouse gas emissions (GHG), governmental fees and assessments (such as Federal Deposit Insurance Corporation assessments), potential carbon “cap and trade” legislation that may fundamentally alter costs to produce electricity and accelerate the move to renewable generation, and the potential elimination of the Office of Thrift Supervision (OTS) and the grandfathering provisions of the Gramm-Leach-Bliley Act of 1998 that have permitted HEI to own ASB);

•

decisions by the Public Utilities Commission of the State of Hawaii (PUC) in rate cases (including the risks of delays in the timing of decisions, adverse changes in final decisions from interim decisions and the disallowance of project costs);

•

decisions in other proceedings and by other agencies and courts on land use, environmental and other permitting issues (such as required corrective actions, restrictions and penalties that may arise, for example with respect to environmental conditions or renewable portfolio standards (RPS)); enforcement actions by the OTS and other governmental authorities (such as consent orders, required corrective actions, restrictions and penalties that may arise, for example, with respect to compliance deficiencies under the Bank Secrecy Act or other regulatory requirements or with respect to capital adequacy);

•	increasing operation and maintenance expenses and investment in infrastructure for the electric utilities, resulting in the need for more frequent rate cases;

•	the ability of ASB to execute its performance improvement initiatives, including the reduction of expenses through the conversion to the Fiserv Inc. bank platform system;

•

the risks associated with the geographic concentration of HEI’s businesses and ASB’s loans and investments, ASB’s concentration in a single product type (first mortgages), ASB’s significant credit relationships (i.e., concentrations of large loans and/or credit lines with certain customers) and Alt-A exposure in ASB’s mortgage-related securities portfolio;

•

changes in accounting principles applicable to HEI, HECO, ASB and their subsidiaries, including the adoption of International Financial Reporting Standards or new accounting principles, continued regulatory accounting under Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” and the possible effects of applying Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities,” SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” and Emerging Issues Task Force (EITF) Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease,” to PPAs with IPPs;

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

v

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
(in thousands, except per share amounts and ratio of earnings to fixed charges)
Revenues
Electric utility	$450,417	$688,121	$912,214	$1,312,010
Bank	75,499	85,950	157,531	191,794
Other	(15)	(16)	(47)	(132)

	525,901	774,055	1,069,698	1,503,672

Expenses
Electric utility	418,254	632,725	848,982	1,205,631
Bank	69,993	116,942	134,904	199,423
Other	2,599	2,786	6,099	6,270

	490,846	752,453	989,985	1,411,324

Operating income (loss)
Electric utility	32,163	55,396	63,232	106,379
Bank	5,506	(30,992)	22,627	(7,629)
Other	(2,614)	(2,802)	(6,146)	(6,402)

	35,055	21,602	79,713	92,348

Interest expense–other than on deposit liabilities and other bank borrowings	(17,910)	(18,186)	(35,743)	(37,435)
Allowance for borrowed funds used during construction	1,727	835	3,349	1,597
Allowance for equity funds used during construction	4,120	2,105	7,725	4,006

Income before income taxes	22,992	6,356	55,044	60,516
Income taxes	7,040	747	18,224	20,467

Net income	15,952	5,609	36,820	40,049
Less net income attributable to noncontrolling interest - preferred stock of subsidiaries	473	473	946	946

Net income for common stock	$15,479	$5,136	$35,874	$39,103

Basic earnings per common share	$0.17	$0.06	$0.39	$0.47

Diluted earnings per common share	$0.17	$0.06	$0.39	$0.47

Dividend per common share	$0.31	$0.31	$0.62	$0.62

Weighted-average number of common shares outstanding	91,384	84,052	90,996	83,762
Dilutive effect of stock-based compensation	110	103	92	60

Adjusted weighted-average shares	91,494	84,155	91,088	83,822

Ratio of earnings to fixed charges (SEC method)
Excluding interest on ASB deposits			2.14	1.75

Including interest on ASB deposits			1.77	1.52

For the three and six months ended June 30, 2009, under the two-class method of computing basic and diluted earnings per share, distributed earnings were $0.31 and $0.62 per share, respectively, and undistributed losses were $0.14 and $0.23 per share, respectively, for both unvested restricted stock awards and unrestricted common stock. For the three and six months ended June 30, 2008, under the two-class method of computing basic and diluted earnings per share, distributed earnings were $0.31 and $0.62 per share, respectively, and undistributed losses were $0.25 and $0.15 per share, respectively, for both unvested restricted stock awards and unrestricted common stock.

See accompanying “Notes to Consolidated Financial Statements” for HEI.

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(dollars in thousands)	June 30, 2009	December 31, 2008
Assets
Cash and equivalents	$265,143	$182,903
Federal funds sold	788	532
Accounts receivable and unbilled revenues, net	212,358	300,666
Available-for-sale investment and mortgage-related securities	621,740	657,717
Investment in stock of Federal Home Loan Bank of Seattle	97,764	97,764
Loans receivable, net	3,852,605	4,206,492
Property, plant and equipment, net of accumulated depreciation of $1,908,140 and $1,851,813	3,026,621	2,907,376
Regulatory assets	531,708	530,619
Other	317,747	328,823
Goodwill, net	82,190	82,190

	$9,008,664	$9,295,082

Liabilities and stockholders’ equity
Liabilities
Accounts payable	$162,836	$183,584
Deposit liabilities	4,168,708	4,180,175
Short-term borrowings—other than bank	55,000	—
Other bank borrowings	388,858	680,973
Long-term debt, net—other than bank	1,214,733	1,211,501
Deferred income taxes	159,069	143,308
Regulatory liabilities	300,450	288,602
Contributions in aid of construction	314,369	311,716
Other	808,602	871,476

	7,572,625	7,871,335

Stockholders’ equity
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 91,561,514 shares and 90,515,573 shares	1,246,828	1,231,629
Retained earnings	194,018	210,840
Accumulated other comprehensive loss, net of tax benefits	(39,100)	(53,015)

Common stock equity	1,401,746	1,389,454
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Noncontrolling interest: cumulative preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293

	1,436,039	1,423,747

	$9,008,664	$9,295,082

See accompanying “Notes to Consolidated Financial Statements” for HEI.

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive	Noncontrolling interest: cumulative preferred stock	Total
(in thousands, except per share amounts)	Shares	Amount	earnings	loss	of subsidiaries
Balance, December 31, 2008	90,516	$1,231,629	$210,840	$(53,015)	$34,293	$1,423,747
Cumulative effect of adoption of FSP FAS 115-2 and FAS 124-2, net of taxes of $2,497	—	—	3,781	(3,781)	—	—
Comprehensive income:
Net income	—	—	35,874	—	946	36,820
Net unrealized gains (losses) on securities:
Net unrealized gains on securities arising during the period, net of taxes of $14,237	—	—	—	21,561	—	21,561
Net unrealized losses related to factors other than credit during the period, net of tax benefits of $5,147	—	—	—	(7,794)	—	(7,794)
Less: reclassification adjustment for net realized losses included in net income, net of tax benefits of $2,202	—	—	—	3,335	—	3,335
Retirement benefit plans:
Amortization of net loss, prior service gain and transition obligation included in net periodic benefit cost, net of taxes of $3,718	—	—	—	5,827	—	5,827
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of tax benefits of $3,333	—	—	—	(5,233)	—	(5,233)

Comprehensive income	—	—	35,874	17,696	946	54,516

Issuance of common stock, net	1,046	15,199	—	—	—	15,199
Common stock dividends ($0.62 per share)	—	—	(56,477)	—	—	(56,477)
Preferred stock dividends	—	—	—	—	(946)	(946)

Balance, June 30, 2009	91,562	$1,246,828	$194,018	$(39,100)	$34,293	$1,436,039

Balance, December 31, 2007	83,432	$1,072,101	$225,168	$(21,842)	$34,293	$1,309,720
Comprehensive income:
Net income	—	—	39,103	—	946	40,049
Net unrealized losses on securities:
Net unrealized losses on securities arising during the period, net of tax benefits of $2,847	—	—	—	(4,312)	—	(4,312)
Less: reclassification adjustment for net realized losses included in net income, net of tax benefits of $6,915	—	—	—	10,473	—	10,473
Retirement benefit plans:
Amortization of net loss, prior service gain and transition obligation included in net periodic benefit cost, net of taxes of $1,848	—	—	—	2,916	—	2,916
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of tax benefits of $1,668	—	—	—	(2,618)	—	(2,618)

Comprehensive income	—	—	39,103	6,459	946	46,508

Issuance of common stock, net	1,214	27,847	—	—	—	27,847
Common stock dividends ($0.62 per share)	—	—	(51,996)	—	—	(51,996)
Preferred stock dividends	—	—	—	—	(946)	(946)

Balance, June 30, 2008	84,646	$1,099,948	$212,275	$(15,383)	$34,293	$1,331,133

See accompanying “Notes to Consolidated Financial Statements” for HEI.

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

Six months ended June 30	2009	2008
(in thousands)
Cash flows from operating activities
Net income	$36,820	$40,049
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	76,999	75,733
Other amortization	2,484	4,203
Provision for loan losses	21,800	2,055
Loans receivable originated and purchased, held for sale	(291,500)	(114,591)
Proceeds from sale of loans receivable, held for sale	322,692	124,526
Net loss (gain) on sale of investment and mortgage-related securities	(44)	17,388
Other-than-temporary impairment of available-for-sale mortgage-related securities	5,581	—
Changes in deferred income taxes	3,973	(585)
Changes in excess tax benefits from share-based payment arrangements	318	(613)
Allowance for equity funds used during construction	(7,725)	(4,006)
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	88,308	(28,564)
Decrease (increase) in fuel oil stock	22,383	(69,254)
Increase (decrease) in accounts payable	(20,748)	45,874
Changes in prepaid and accrued income taxes and utility revenue taxes	(56,397)	(68,490)
Changes in other assets and liabilities	(24,633)	(6,327)

Net cash provided by operating activities	180,311	17,398

Cash flows from investing activities
Available-for-sale investment and mortgage-related securities purchased	(190,095)	(376,809)
Principal repayments on available-for-sale investment and mortgage-related securities	248,109	329,669
Proceeds from sale of available-for-sale investment and mortgage-related securities	44	1,291,609
Net decrease (increase) in loans held for investment	305,381	(29,359)
Capital expenditures	(175,092)	(101,976)
Contributions in aid of construction	4,917	7,263
Other	86	750

Net cash provided by investing activities	193,350	1,121,147

Cash flows from financing activities
Net decrease in deposit liabilities	(11,467)	(76,790)
Net increase in short-term borrowings with original maturities of three months or less	55,000	130,172
Net decrease in retail repurchase agreements	(24,592)	(20,380)
Proceeds from other bank borrowings	310,000	508,584
Repayments of other bank borrowings	(577,517)	(1,662,119)
Proceeds from issuance of long-term debt	3,168	14,802
Repayment of long-term debt	—	(50,000)
Changes in excess tax benefits from share-based payment arrangements	(318)	613
Net proceeds from issuance of common stock	8,786	15,473
Common stock dividends	(51,127)	(41,497)
Preferred stock dividends of noncontrolling interest	(946)	(946)
Decrease in cash overdraft	(962)	(8,582)
Other	(1,190)	477

Net cash used in financing activities	(291,165)	(1,190,193)

Net increase (decrease) in cash and equivalents and federal funds sold	82,496	(51,648)
Cash and equivalents and federal funds sold, beginning of period	183,435	209,855

Cash and equivalents and federal funds sold, end of period	$265,931	$158,207

See accompanying “Notes to Consolidated Financial Statements” for HEI.

Hawaiian Electric Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 • Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto filed in HEI Exhibit 99.1 to HEI’s Form 8-K dated June 9, 2009 and the unaudited consolidated financial statements and the notes thereto in HEI’s Quarterly Report on SEC Form 10-Q for the quarter ended March 31, 2009.

In the opinion of HEI’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the Company’s financial position as of June 30, 2009 and December 31, 2008, the results of its operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year. When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the current presentation.

2 • Segment financial information

(in thousands)	Electric Utility	Bank	Other	Total
Three months ended June 30, 2009
Revenues from external customers	$450,381	$75,499	$21	$525,901
Intersegment revenues (eliminations)	36	—	(36)	—

Revenues	450,417	75,499	(15)	525,901

Profit (loss)*	24,666	5,482	(7,156)	22,992
Income taxes (benefit)	8,672	1,461	(3,093)	7,040

Net income (loss)	15,994	4,021	(4,063)	15,952
Less net income attributable to noncontrolling interest – preferred stock of HECO and its subsidiaries	499	—	(26)	473

Net income (loss) for common stock	15,495	4,021	(4,037)	15,479

Six months ended June 30, 2009
Revenues from external customers	912,142	157,531	25	1,069,698
Intersegment revenues (eliminations)	72	—	(72)	—

Revenues	912,214	157,531	(47)	1,069,698

Profit (loss)*	47,749	22,574	(15,279)	55,044
Income taxes (benefit)	17,124	7,671	(6,571)	18,224

Net income (loss)	30,625	14,903	(8,708)	36,820
Less net income attributable to noncontrolling interest – preferred stock of HECO and its subsidiaries	998	—	(52)	946

Net income (loss) for common stock	29,627	14,903	(8,656)	35,874

Assets (at June 30, 2009)	3,876,982	5,120,269	11,413	9,008,664

Three months ended June 30, 2008
Revenues from external customers	$688,087	$85,950	$18	$774,055
Intersegment revenues (eliminations)	34	—	(34)	—

Revenues	688,121	85,950	(16)	774,055

Profit (loss)*	44,828	(31,014)	(7,458)	6,356
Income taxes (benefit)	16,897	(12,921)	(3,229)	747

Net income (loss)	27,931	(18,093)	(4,229)	5,609
Less net income attributable to noncontrolling interest – preferred stock of HECO and its subsidiaries	499	—	(26)	473

Net income (loss) for common stock	27,432	(18,093)	(4,203)	5,136

Six months ended June 30, 2008
Revenues from external customers	1,311,936	191,794	(58)	1,503,672
Intersegment revenues (eliminations)	74	—	(74)	—

Revenues	1,312,010	191,794	(132)	1,503,672

Profit (loss)*	85,133	(7,673)	(16,944)	60,516
Income taxes (benefit)	32,118	(4,156)	(7,495)	20,467

Net income (loss)	53,015	(3,517)	(9,449)	40,049
Less net income attributable to noncontrolling interest – preferred stock of HECO and its subsidiaries	998	—	(52)	946

Net income (loss) for common stock	52,017	(3,517)	(9,397)	39,103

Assets (at June 30, 2008)	3,586,441	5,585,278	10,477	9,182,196

*	Income (loss) before income taxes.

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

3 • Electric utility subsidiary

For HECO’s consolidated financial information, including its commitments, contingencies and subsequent events, see pages 23 through 52.

4 • Bank subsidiary

Selected financial information

American Savings Bank, F.S.B. and Subsidiaries

Consolidated Statements of Income Data (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2009	2008	2009	2008
Interest and dividend income
Interest and fees on loans	$55,363	$61,747	$113,455	$125,212
Interest and dividends on investment and mortgage-related securities	7,143	22,729	14,819	47,180

	62,506	84,476	128,274	172,392

Interest expense
Interest on deposit liabilities	9,902	15,619	21,467	33,839
Interest on other borrowings	2,241	16,265	5,505	35,414

	12,143	31,884	26,972	69,253

Net interest income	50,363	52,592	101,302	103,139
Provision for loan losses	13,500	1,155	21,800	2,055

Net interest income after provision for loan losses	36,863	51,437	79,502	101,084

Noninterest income
Fees from other financial services	6,443	5,413	12,362	12,236
Fee income on deposit liabilities	7,462	6,767	14,173	13,561
Fee income on other financial products	1,628	1,639	2,672	3,443
Net gains (losses) on available-for-sale securities (includes impairment losses of $5,581, consisting of $18,522 of total other-than- temporary impairment losses, net of $12,941 of non-credit losses recognized in other comprehensive income, for the quarter and six months ended June 30, 2009)	(5,537)	(18,323)	(5,537)	(17,388)
Other income	2,997	5,978	5,587	7,550

	12,993	1,474	29,257	19,402

Noninterest expense
Compensation and employee benefits	17,991	19,039	37,351	37,279
Occupancy	5,922	5,390	11,051	10,787
Equipment	2,540	3,221	5,330	6,335
Services	3,801	4,170	7,219	9,843
Data processing	3,481	2,609	6,668	5,225
Loss on early extinguishment of debt	60	39,843	101	39,843
Other expense	10,579	9,653	18,465	18,847

	44,374	83,925	86,185	128,159

Income (loss) before income taxes	5,482	(31,014)	22,574	(7,673)
Income taxes (benefit)	1,461	(12,921)	7,671	(4,156)

Net income (loss)	$4,021	$(18,093)	$14,903	$(3,517)

American Savings Bank, F.S.B. and Subsidiaries

Consolidated Balance Sheets Data (unaudited)

(in thousands)	June 30, 2009	December 31, 2008
Assets
Cash and equivalents	$254,170	$168,766
Federal funds sold	788	532
Available-for-sale investment and mortgage-related securities	621,740	657,717
Investment in stock of Federal Home Loan Bank of Seattle	97,764	97,764
Loans receivable, net	3,852,605	4,206,492
Other	211,012	223,659
Goodwill, net	82,190	82,190

	$5,120,269	$5,437,120

Liabilities and stockholder’s equity
Deposit liabilities–noninterest-bearing	$750,487	$701,090
Deposit liabilities–interest-bearing	3,418,221	3,479,085
Other borrowings	388,858	680,973
Other	86,743	98,598

	4,644,309	4,959,746

Common stock	329,130	328,162
Retained earnings	181,135	197,235
Accumulated other comprehensive loss, net of tax benefits	(34,305)	(48,023)

	475,960	477,374

	$5,120,269	$5,437,120

Other borrowings consisted of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (FHLB) of Seattle of $212 million and $177 million, respectively, as of June 30, 2009 and $241 million and $440 million, respectively, as of December 31, 2008.

As of June 30, 2009, ASB had commitments to borrowers for undisbursed loan funds, loan commitments and unused lines and letters of credit of $1.2 billion.

Balance sheet restructure. In June 2008, ASB undertook and substantially completed a restructuring of its balance sheet through the sale of mortgage-related securities and agency notes and the early extinguishment of certain borrowings to strengthen future profitability ratios and enhance future net interest margin, while remaining “well-capitalized” and without significantly impacting future net income and interest rate risk. On June 25, 2008, ASB completed a series of transactions which resulted in the sales to various broker/dealers of available-for-sale agency and private-issue mortgage-related securities and agency notes with a weighted average yield of 4.33% for approximately $1.3 billion. ASB used the proceeds from the sales of these mortgage-related securities and agency notes to retire debt with a weighted average cost of 4.70%, comprised of approximately $0.9 billion of FHLB advances and $0.3 billion of securities sold under agreements to repurchase. These transactions resulted in a charge to net income of $35.6 million in the second quarter of 2008. The $35.6 million is comprised of: (1) realized losses on the sale of mortgage-related securities and agency notes of $19.3 million included in “Noninterest income-Gain (loss) on sale of securities,” (2) fees associated with the early retirement of other bank borrowings of $39.8 million included in “Noninterest expense-Loss on early extinguishment of debt” and (3) income tax benefits of $23.5 million included in “Income taxes.” Although the sales of the mortgage-related securities and agency notes resulted in realized losses in the second quarter of 2008, a portion of the losses on these available-for-sale securities had been previously recognized as unrealized losses in ASB’s equity as a result of mark-to-market charges to other comprehensive income in earlier periods.

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

Investment and mortgage-related securities portfolio

Available-for-sale securities

The following table details the amortized cost basis and aggregate fair value by major security type at June 30, 2009:

June 30, 2009
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury and U.S. agency debentures	$33,936	$16	$(101)	$33,851
Municipal bonds	6,307	6	(40)	6,273
Mortgage-related securities:
Federal agencies	339,195	7,441	(35)	346,601
Private-issue	275,018	20	(40,023)	235,015

	$654,456	$7,483	$(40,199)	$621,740

The following table details the contractual maturities and yields of available-for-sale securities. All positions with variable maturities (e.g. callable debentures and mortgage backed securities) are disclosed based upon the bond’s contractual maturity. Actual average maturities may be substantially shorter than those detailed below.

June 30, 2009
	Total book value	Weighted average Yield (%)	Maturity<1 year		Maturity 1-5 years		Maturity 5-10 years		Maturity>10 years
(dollars in thousands)			Book value	Yield (%)	Book value	Yield (%)	Book value	Yield (%)	Book value	Yield (%)
U.S. Treasury and U.S. agency debentures	$33,936	0.80	$—	—	$33,936	0.80	$—	—	$—	—
Municipal bonds	6,307	1.38	5,007	1.15	1,300	2.27	—	—	—	—
Mortgage-related securities:
Federal agencies	339,195	4.14	—	—	543	7.00	139,650	3.95	199,002	4.26
Private-issue	275,018	5.15	—	—	—	—	32,747	4.21	242,271	5.28

	$654,456	4.36	$5,007	1.15	$35,779	0.94	$172,397	4.00	$441,273	4.82

Gross unrealized losses and fair value

The following table details the gross unrealized losses and fair values for securities held in available for sale by duration of time in which positions have been held in a continuous loss position. Positions for which OTTIs have been identified are categorized based upon the point at which unrealized losses were identified, not the point at which write-downs have occurred.

June 30, 2009
	Less than 12 months		12 months or more		Total
(in thousands)	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
U.S. Treasury and U.S. agency debentures	$(101)	$19,975	$—	$—	$(101)	$19,975
Municipal bonds	(40)	4,967	—	—	(40)	4,967
Mortgage-related securities:
Federal agencies	(35)	7,697	—	—	(35)	7,697
Private-issue	(845)	16,527	(39,178)	217,064	(40,023)	233,591

	$(1,021)	$49,166	$(39,178)	$217,064	$(40,199)	$266,230

The unrealized losses on ASB’s investments in U.S. Treasury and agency debentures and mortgage-related securities issued by federal agencies were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because ASB does not intend to sell the securities and it is not more likely than not that ASB will be required to sell the investments before recovery of their amortized costs bases, which may be at maturity, ASB does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

The unrealized losses on ASB’s investments in municipal bonds are primarily driven by interest rates and not due to the credit of the securities. All municipal obligations held in this portfolio are of investment grade and have been reviewed based on the credit of the underlying issuer. Based upon ASB’s initial and ongoing review of these credits, ASB does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

The unrealized losses on ASB’s investments in private-issue mortgage-related securities is exemplary of the credit pressures in that sector. Positions are regularly monitored to track delinquency pipelines/trends, prepayment speeds and realized losses. Marginal positions are reviewed using management’s expectations of loss severity, constant default rates and prepayment speeds based upon deal performance, collateral characteristics and cohort vintage performance. Exclusive of positions detailed below which have incurred OTTIs, because ASB does not intend to sell the securities and it is not more likely than not that ASB will be required to sell the investments before recovery of their amortized costs bases, which may be at maturity, ASB does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

The fair values of ASB’s investment securities could continue to decline if the current economic environment continues to deteriorate. While the performance of ASB’s private-issue mortgage-related securities are intrinsically tied to the economy, excess leverage in that sector coupled with weak underwriting of recent vintages could also pressure ASB’s positions even if the economy recovers. Despite ASB’s best estimate expectation of performance of ASB’s positions, economic uncertainty coupled with a very fragile housing market could result in material OTTIs.

Other-than-temporary impaired securities

All securities are reviewed for impairment in accordance with FSP FAS 115-2 and FAS 124-2. Under these standards ASB’s intent to sell the security, the probability of more-likely-than-not being forced to sell the position prior to recovery of its cost basis and the probability of more likely-than-not recovering the amortized cost of the position was determined. Because of ASB’s intent to hold all positions determined to be other-than-temporarily impaired, credit losses, which are recognized in earnings, were quantified using the position’s pre-impairment discount rate and the net present value of these losses. Non-credit related impairments are reflected in other comprehensive income.

The following table reflects cumulative OTTIs of expected losses that have been recognized in earnings. The beginning balance relates to credit losses realized prior to April 1, 2009 on debt securities held by the entity at the end of the period. This initial balance includes the net impact of non-credit losses that were originally reported as losses as of December 31, 2008 and were subsequently recharacterized from retained earnings as a result of the adoption of FSP FAS 115-2 and FAS 124-2. Additions to this balance include new securities in which initial OTTIs have been identified and incremental increases of OTTIs of positions that had already taken similar impairments.

(in thousands)	June 30, 2009
Balance, beginning of period	$1,486
Additions:
Initial credit impairments	2,209
Subsequent credit impairments	3,372

Balance, end of period	$7,067

Positions which management identified as credit related OTTIs for the first time this quarter include two fixed rate private-issue mortgage-related securities. Both positions are front sequential collateralized mortgage obligations one backed by prime collateral and the other backed by Alt-A collateral. One position which management had previously identified as other-than-temporary impaired at the end of 2008, had its book value increased $6.3 million at the beginning of the second quarter of 2009 upon adoption of FSP FAS 115-2 and FAS 124-2. Subsequent to that change, increasing delinquencies caused the increase in loss estimates and realized losses as a result of credit. Credit related losses for private-issue mortgage-related securities are determined through management’s estimation of various inputs which impact the generation of future cash flows. Forward projections of economic activity and national housing market trends impact vectors used in this assessment. All estimates are determined based on specific characteristics of each pool performance and security structure:

•

Prepayment speeds – prepayment speed estimates are based upon historic performance, comparable collateral trends and refinance ability of borrowers. Vector constant prepayment rate (CPR) assumptions within the first 24 months start in a range of 6-9 CPR and average between 13.50 to 14.83 CPR for life speed projections.

•	Credit support – current levels of subordination that absorb credit losses of ASB tranches are considered. Current credit support as a % tranche range from 4.85% to 5.48%.

•

Gross losses % current balance – this ratio provides management’s gross expectation of loss divided by the current remaining balance held. Factors which impact these losses include the current/future delinquency pipeline, historical performance, performance of peer collateral and specific collateral characteristics which include geographic concentration, FICO scores, and loan type. Gross loss as a % of current balance ranges from 27.41% to 1.23%. The weighted average of these bonds is 15.99%.

SFAS No. 157, Fair Value Measurements. SFAS No. 157 (which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements) was adopted by ASB prospectively and only partially applied as of January 1, 2008. In accordance with FASB Staff Position (FSP) FAS 157-2, the Company delayed the application of SFAS No. 157 to ASB’s non-financial assets and non-financial liabilities until the first quarter of 2009. FSP 157-3,” Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” and FSP 157-4,” Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” were issued in October 2008 and April 2009, respectively, and did not have an impact on fair value measurements for ASB or the Company. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. ASB grouped its financial assets measured at fair value in three levels outlined in SFAS No.157 as follows:

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	June 30, 2009	Fair value measurements using
(in millions)		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale securities	$622	$—	$622	$—

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

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	June 30, 2009	Fair value measurements using
(in millions)		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Loans	$10.0	$—	$3.5	$6.5

Specific reserves as of June 30, 2009 were $2.8 million and were included in loans receivable held for investment, net. For the six months ended June 30, 2009, there were no adjustments to fair value for ASB’s loans held for sale.

Guarantees. In October 2007, ASB, as a member financial institution of Visa U.S.A. Inc., received restricted shares of Visa, Inc. (Visa) as a result of a restructuring of Visa U.S.A. Inc. in preparation for an initial public offering by Visa. As a part of the restructuring, ASB entered into judgment and loss sharing agreements with Visa in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to indemnified litigation involving Visa. In November 2007, Visa announced that it had reached a settlement with American Express regarding part of this litigation. In the fourth quarter of 2007, ASB recorded a charge of $0.3 million for its proportionate share of this settlement and a charge of approximately $0.6 million for potential losses arising from indemnified litigation that has not yet settled, which estimated fair value is highly judgmental. In March 2008, Visa funded an escrow account designed to address potential liabilities arising from litigation covered in the Retrospective Responsibility Plan and, based on the amount funded in the escrow account, ASB recorded income and a receivable of $0.4 million for its proportionate share of the escrow account. In the fourth quarter of 2008, Visa reached a settlement in a case brought by Discover Financial Services. This case is “covered litigation” under Visa’s Retrospective Responsibility Plan and ASB’s proportionate share of this settlement is estimated to be $0.2 million. Because the extent of ASB’s obligations under this agreement depends entirely upon the occurrence of future events, ASB’s maximum potential future liability under this agreement is not determinable.

Federal Deposit Insurance Corporation (FDIC) restoration plan. Under the Federal Deposit Insurance Reform Act of 2005 (the Reform Act), the FDIC may set the designated reserve ratio within a range of 1.15% to 1.50%. The Reform Act requires that the FDIC’s Board of Directors adopt a restoration plan when the Deposit Insurance Fund (DIF) reserve ratio falls below 1.15% or is expected to within six months. Financial institution failures have significantly increased the DIF’s loss provisions, resulting in declines in the reserve ratio. As of June 30, 2008, the reserve ratio had fallen 18 basis points since the previous quarter to 1.01%. To restore the reserve ratio to 1.15%, higher assessment rates were required. The FDIC made changes to the assessment system to ensure that riskier institutions will bear a greater share of the proposed increase in assessments. Under the final rules, financial institutions in Risk Category I, the lowest risk group, will have an initial base assessment rate within the range of 12 to 16 basis points of deposits. After applying adjustments for unsecured debt, secured liabilities and brokered deposits, the total base assessment rate for financial institutions in Risk Category I would be within the range of 7 to 24 basis points of deposits. The new assessment rates became effective April 1, 2009. The FDIC also raised the current rates uniformly by seven basis points for the assessment for the quarter beginning January 1, 2009. ASB is classified in Risk Category I and its assessment rate was 13 basis points of deposits, or $1.3 million, for the quarter ended March 31, 2009 and 14 basis points of deposits, or $1.5 million, for the quarter ended June 30, 2009, compared to an assessment rate of 5 basis points of deposits, or $0.1 million (net of a one-time assessment credit), for the quarter ended March 31, 2008 and 5 basis points of deposits, or $0.2 million (net of a one-time assessment credit), for the quarter ended June 30, 2008. In May 2009, the board of directors of the FDIC voted to levy a special assessment on deposit institutions to build the DIF and restore public confidence in the banking system. The special assessment was 5 basis points on each institution’s total assets, minus its Tier 1 core capital, as of June 30, 2009. Based on the FDIC’s formula, ASB’s special assessment was $2.3 million and ASB recorded the charge in June 2009.

The FDIC may impose additional special assessments in the final two quarters of 2009 if it is deemed necessary to ensure the DIF ratio does not decline to a level that is close to zero or that could otherwise undermine public confidence in federal deposit insurance. The FDIC chairman has commented that, at worst, there may be a similar five basis points assessment in the fourth quarter of 2009, but management cannot predict with certainty the timing or amounts of any additional assessments.

Deposit insurance coverage. The Emergency Economic Stabilization Act of 2008 was signed into law on October 3, 2008 and temporarily raises the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor, effective October 3, 2008 through December 31, 2009. In May 2009, the FDIC extended the temporary increase in federal deposit insurance coverage through December 31, 2013. The legislation provides that the basic deposit insurance coverage limit will return to $100,000 after December 31, 2013 for all interest bearing deposit categories except for individual retirement accounts and certain other retirement accounts, which will continue to be insured at $250,000 per owner. Under the FDIC’s Transaction Account Guarantee Program, non-interest bearing deposit transaction accounts will be provided unlimited deposit insurance coverage until December 31, 2009.

5 • Retirement benefits

Defined benefit plans. For the first six months of 2009, HECO contributed $15.7 million and HEI contributed $0.7 million to their respective retirement benefit plans, compared to $4.8 million and $0.4 million, respectively, in the first six months of 2008. The Company’s current estimate of contributions to its retirement benefit plans in 2009 is $27 million ($26 million to be made by the utilities, nil by ASB and $1 million by HEI), compared to contributions of $15 million in 2008 ($14 million made by the utilities, nil by ASB and $1 million by HEI). In addition, the Company expects to pay directly $2 million of benefits in 2009, compared to the $1 million paid in 2008.

For the first six months of 2009, the Company’s defined benefit retirement plans’ assets generated a return, net of investment management fees, of 7.0%. The market value of the defined benefit retirement plans’ assets as of June 30, 2009 was $761 million compared to $726 million at December 31, 2008, an increase of approximately $35 million.

The components of net periodic benefit cost were as follows:

	Three months ended June 30				Six months ended June 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2009 (1)	2008 (1)	2009	2008	2009 (1)	2008 (1)	2009	2008
Service cost	$6,388	$6,989	$1,171	$1,182	$12,729	$13,845	$2,227	$2,347
Interest cost	15,514	14,915	2,838	2,790	31,052	29,791	5,685	5,628
Expected return on plan assets	(14,295)	(18,269)	(2,222)	(2,742)	(28,571)	(36,501)	(4,437)	(5,482)
Amortization of unrecognized transition obligation	—	1	784	784	1	2	1,569	1,569
Amortization of prior service cost (credit)	(95)	(99)	4	4	(188)	(189)	7	7
Recognized actuarial loss	3,964	1,691	107	—	7,933	3,381	223	—

Net periodic benefit cost	11,476	5,228	2,682	2,018	22,956	10,329	5,274	4,069
Impact of PUC D&Os	(4,107)	1,547	(407)	230	(8,198)	3,204	(732)	423

Net periodic benefit cost (adjusted for impact of PUC D&Os)	$7,369	$6,775	$2,275	$2,248	$14,758	$13,533	$4,542	$4,492

(1)	Effective December 31, 2007, ASB ended the accrual of benefits in, and the addition of new participants to, ASB’s defined benefit pension plan. The change to the plan did not affect the vested pension benefits of former participants, including ASB retirees, as of December 31, 2007. All active participants who were employed by ASB on December 31, 2007 became fully vested in their accrued pension benefit as of December 31, 2007. Thus, there are no amounts for ASB employees for certain components (service cost for benefit accruals, amortization of unrecognized transition obligation and amortization of prior service cost (credit)).

The Company recorded retirement benefits expense of $15 million and $14 million in the first six months of 2009 and 2008, respectively, and charged the remaining amounts primarily to electric utility plant.

Also, see Note 4, “Retirement benefits,” of HECO’s Notes to Consolidated Financial Statements.

Defined contribution plan. On January 1, 2008, ASB began providing matching contributions of 100% on the first 4% of eligible pay contributed by participants to HEI’s retirement savings plan for its eligible employees. In addition, a new ASB 401(k) Plan was created effective January 1, 2008. On May 7, 2009, the account balances of ASB participants were transferred from HEI’s retirement savings plan to account balances in the newly created ASB 401(k) Plan. $41 million in assets was transferred in-kind between plans. On May 15, 2009, ASB contributed $2.1 million to fund the discretionary employer profit sharing (AmeriShare) portion of the plan for the 2008 plan year. This AmeriShare contribution was allocated pro-rata to accounts of eligible participants based on a flat 4% percent of eligible pay. This 4% contribution percentage was determined at year-end based on ASB’s performance and achievement of financial goals for 2008. For the first six months of 2009 and 2008, ASB’s total expense for its employees participating in the HEI retirement savings plan and the ASB 401(k) Plan combined was $1.3 million and $2.2 million, respectively, and cash contributions were $3.0 million and $0.9 million, respectively.

6 • Share-based compensation

Under the 1987 Stock Option and Incentive Plan, as amended (SOIP), HEI may issue an aggregate of 7.7 million shares of common stock (4.5 million shares available for issuance under outstanding and future grants and awards as of June 30, 2009) to officers and key employees as incentive stock options, nonqualified stock options (NQSOs), restricted stock awards, restricted stock units, stock appreciation rights (SARs), stock performance awards or dividend equivalents. HEI has issued new shares for NQSOs, restricted stock awards (nonvested stock), restricted stock units, stock performance awards, SARs and dividend equivalents under the SOIP. All information presented has been adjusted for the 2-for-1 stock split in June 2004.

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

Restricted stock awards generally become unrestricted three to five years after the date of grant and are forfeited for terminations of employment during the vesting period, except for terminations by reason of death, disability or termination without cause which allow for pro-rata vesting. Restricted stock awards compensation expense has been recognized in accordance with the fair value-based measurement method of accounting. Dividends on restricted stock awards are paid quarterly in cash.

Restricted stock units generally vest and will be issued as unrestricted stock four years after the date of the grant and are forfeited for terminations of employment during the vesting period, except for terminations due to death, disability and retirement which allow for pro-rata vesting. Restricted stock units expense has been recognized in accordance with the fair-value based measurement method of accounting. Dividend equivalent rights on restricted stock units are accrued quarterly and are paid in cash at the end of the restriction period when the restricted stock units vest.

Performance shares granted under the 2009-2011 Long-Term Incentive Plan (LTIP) are based on the achievement of certain financial goals and vest at the end of the three-year performance period. LTIP is forfeited for terminations of employment during the vesting period, except for terminations due to death, disability and retirement which allow for pro-rata vesting based upon completed months of service after a minimum of 12 months of service in the performance period. Compensation expense for the performance shares portion of the 2009-2011 LTIP award has been recognized in accordance with the fair-value based measurement method of accounting for performance shares.

The Company’s share-based compensation expense and related income tax benefit (including a valuation allowance due to limits on the deductibility of executive compensation) are as follows:

	Three months ended June 30		Six months ended June 30
($ in millions)	2009	2008	2009	2008
Share-based compensation expense [1]	—	(0.1)	0.4	0.2
Income tax benefit	—	—	0.1	—

[1]

The Company has not capitalized any share-based compensation cost. For the second quarter of 2009, the estimated forfeiture rates were 41.0% for restricted stock awards, 5.9% for restricted stock units, and 10.3% for performance shares. In the second quarter of 2009, the cumulative effect of the change in estimated forfeitures was recorded, resulting in nil for the share-based compensation expense in 2009.

Nonqualified stock options. Information about HEI’s NQSOs is summarized as follows:

June 30, 2009		Outstanding & Exercisable
Year of grant	Range of exercise prices	Number of options	Weighted-average remaining contractual life	Weighted-average exercise price
2000	$14.74	46,000	0.8	$14.74
2001	17.96	65,000	1.8	17.96
2002	21.68	122,000	2.6	21.68
2003	20.49	141,500	3.2	20.49

	$14.74 – 21.68	374,500	2.5	$19.73

As of December 31, 2008, NQSOs outstanding totaled 375,500 (representing the same number of underlying shares), with a weighted-average exercise price of $19.73. As of June 30, 2009, all NQSO’s outstanding were exercisable and had an aggregate intrinsic value (including dividend equivalents) of $0.9 million.

NQSO activity and statistics are summarized as follows:

	Three months ended June 30		Six months ended June 30
($ in thousands, except prices)	2009	2008	2009	2008
Shares granted/forfeited/vested	—	—	—	—
Aggregate fair value of vested shares	—	—	—	—
Shares expired	1,000	—	1,000	—
Shares exercised	—	200,300	—	212,300
Weighted-average exercise price	—	$19.56	—	$19.61
Cash received from exercise	—	$3,918	—	$4,164
Intrinsic value of shares exercised [1]	—	$2,101	—	$2,185
Tax benefit realized for the deduction of exercises	—	$818	—	$851
Dividend equivalent shares distributed under Section 409A	—	—	—	6,125
Weighted-average Section 409A distribution price	—	—	—	$22.38
Intrinsic value of shares distributed under Section 409A	—	—	—	$137
Tax benefit realized for Section 409A distributions	—	—	—	$53

[1]	Intrinsic value is the amount by which the fair market value of the underlying stock and the related dividend equivalents exceeds the exercise price of the option.

Stock appreciation rights. Information about HEI’s SARs is summarized as follows:

June 30, 2009		Outstanding and Exercisable
Year of grant	Range of exercise prices	Number of shares underlying SARs	Weighted-average remaining contractual life	Weighted-average exercise price
2004	$26.02	150,000	3.8	$26.02
2005	26.18	330,000	4.2	26.18

	$26.02 – 26.18	480,000	4.1	$26.13

As of December 31, 2008, the shares underlying SARs outstanding totaled 791,000, with a weighted-average exercise price of $26.12. As of June 30, 2009, all SARS outstanding were exercisable and had no intrinsic value.

SARs activity and statistics are summarized as follows:

	Three months ended June 30		Six months ended June 30
($ in thousands, except prices)	2009	2008	2009	2008
Shares granted	—	—	—	—
Shares forfeited	—	30,000	6,000	30,000
Shares expired	305,000	—	305,000	—
Shares vested	228,000	46,000	228,000	61,000
Aggregate fair value of vested shares	$1,354	$242	$1,354	$329
Shares exercised	—	—	—	—
Weighted-average exercise price	—	—	—	—
Cash received from exercise	—	—	—	—
Intrinsic value of shares exercised [1]	—	—	—	—
Tax benefit realized for the deduction of exercises	—	—	—	—
Dividend equivalent shares distributed under Section 409A	—	—	3,143	—
Weighted-average Section 409A distribution price	—	—	$13.64	—
Intrinsic value of shares distributed under Section 409A	—	—	$43	—
Tax benefit realized for Section 409A distributions	—	—	$17	—

[1]	Intrinsic value is the amount by which the fair market value of the underlying stock and the related dividend equivalents exceeds the exercise price of the right.

Section 409A modification. As a result of the changes enacted in Section 409A of the Internal Revenue Code of 1986, as amended (Section 409A), for the six months ended June 30, 2009 and 2008 a total of 3,143 and 6,125 dividend equivalent shares, respectively, for NQSO and SAR grants were distributed to SOIP participants. Section 409A, which amended the rules on deferred compensation, required the Company to change the way certain affected dividend equivalents are paid in order to avoid significant adverse tax consequences to the SOIP participants. Generally dividend equivalents subject to Section 409A will be paid within 2 1/2 months after the end of the calendar year. Upon retirement, an SOIP participant may elect to take distributions of dividend equivalents subject to Section 409A at the time of retirement or at the end of the calendar year. The dividend equivalents associated with the 2005 SAR grants are planned to be paid in March 2010. These are the last dividend equivalents intended to be paid in accordance with this Section 409A modified distribution.

Restricted stock awards. As of June 30, 2009 and December 31, 2008, restricted stock award shares outstanding totaled 134,000 and 160,500, with a weighted-average grant date fair value of $25.50 and $25.51, respectively. The grant date fair value of a restricted stock award share was the closing or average price of HEI common stock on the date of grant.

Information about HEI’s grants of restricted stock awards is summarized as follows:

	Three months ended June 30		Six months ended June 30
($ in thousands)	2009	2008	2009	2008
Shares vested	3,257	—	3,851	—
Grant date fair value	$80	—	$94	—
Shares forfeited	1,243	12,500	22,649	18,500
Grant date fair value	$32	$323	$583	$480
Shares granted	—	42,700	—	42,700
Grant date fair value	—	$1,055	—	$1,055

The tax benefits realized for the tax deductions related to restricted stock awards were $58,000 and $47,000 for the first six months of 2009 and 2008, respectively.

As of June 30, 2009, there was $1.3 million of total unrecognized compensation cost related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.2 years.

Restricted stock units. In February 2009, 70,500 restricted stock units (representing the same number of underlying shares) were granted to officers and key employees with a grant date fair value of $1.2 million and a grant date fair value of $16.99 per restricted stock unit. The grant date fair value of the restricted stock units was the average price of HEI common stock on the date of grant. As of June 30, 2009, there were 70,500 restricted stock units outstanding, none were vested and none were forfeited.

As of June 30, 2009, there was $1.0 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a period of 3.6 years.

Performance Shares. Under the 2009-2011 LTIP, performance awards, which provide for payment in shares of HEI common stock or cash based on achievement of certain financial goals and service conditions over a three-year performance period were granted on February 20, 2009 to certain key executives. The payout varies from 0% to 280% of the number of shares depending on achievement of the goals. Performance conditions require the achievement of stated goals for total return to shareholders (TRS) as a percentile to the Edison Electric Institute Index over the three-year period and return on average common equity (ROACE) targets.

The grant date fair value of the performance shares linked to TRS was $0.5 million. The grant date fair value was determined using a Monte Carlo simulation model utilizing actual information for the common shares of HEI and its peers for the period from January 1, 2009 to the February 20, 2009 grant date and estimated future stock volatility and dividends of HEI and its peers. The expected stock volatility assumptions for HEI and its peer group were based on the three-year historic stock volatility, and the annual dividend yield assumptions were based on dividend yields calculated on the basis of daily stock prices over the same 3-year historical period. The following table summarizes the assumptions used to determine the fair value of the performance shares linked to TRS and the resulting fair value of performance shares granted:

Risk-free interest rate	1.30%
Expected life in years	3
Expected volatility	23.7%
Dividend yield	4.53%
Range of expected volatility for Peer Group	20.8% to 46.9%
Grant date fair value (per share)	$13.08

As of June 30, 2009, there were 36,198 shares underlying the performance share awards with the TRS condition outstanding, based on target performance levels and $0.4 million of total unrecognized compensation cost. The cost is expected to be recognized over a remaining period of 2.5 years.

The grant date fair value of the performance shares linked to ROACE was $0.3 million. The grant date fair value of $13.34 per share was the average price of HEI common stock on grant date less the present value of expected dividends to be paid over the performance period, discounted by the risk-free interest rate based on the U.S. Treasury yield at the date of grant.

As of June 30, 2009, there were 24,131 shares underlying the performance share awards with the ROACE condition outstanding, based on target performance levels and $0.2 million of total unrecognized compensation cost. The cost is expected to be recognized over a period of 2.5 years.

7 • Commitments and contingencies

See Note 4, “Bank subsidiary,” above and Note 5, “Commitments and contingencies,” of HECO’s “Notes to Consolidated Financial Statements.”

8 • Cash flows

Supplemental disclosures of cash flow information. For the six months ended June 30, 2009 and 2008, the Company paid interest (net of amounts capitalized and including bank interest) to non-affiliates amounting to $52 million and $104 million, respectively.

For the six months ended June 30, 2009 and 2008, the Company paid income taxes amounting to $12 million and $91 million, respectively. The significant decrease in taxes paid was due primarily to the differences in the taxes due with the extensions for tax years 2008 and 2007 and in the estimated tax payments due for the first half of 2009 and the first half of 2008. In 2007, taxable income was significantly larger in the fourth quarter when compared to the first three quarters, resulting in a larger portion of the 2007 taxes paid with the extension filed in the first quarter of 2008. Taxable income for 2008 was much larger in the first half versus the second half of the year, resulting in only a nominal amount due in the first quarter of 2009. This larger taxable income also resulted in disproportionately higher estimated tax payments for the first two quarters of 2008 versus the first two quarters of 2009.

Supplemental disclosures of noncash activities. Noncash increases in common stock for director and officer compensatory plans of the Company were $1.2 million and $1.3 million for the six months ended June 30, 2009 and 2008, respectively.

Under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $5 million and $10 million for the first six months of 2009 and 2008, respectively. Effective April 16, 2009, HEI began satisfying the requirements of the HEI DRIP and the Hawaiian Electric Industries Retirement Savings Plan by acquiring for cash its common shares through open market purchases rather than issuing additional shares. Effective May 7, 2009, HEI began satisfying the requirements of the ASB 401(k) Plan by acquiring for cash its common shares through open market purchases.

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

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (FSP 157-4) relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. FSP 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements,” by reaffirming that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, FSP 157-4 reaffirms the need to use judgment in determining fair values when markets have become inactive.

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

The Company adopted the FSPs in the second quarter of 2009 and provided additional disclosures regarding fair value measurements and OTTIs. In the fourth quarter of 2008 the Company determined the impairment on two private-issue mortgage-related securities to be other- than-temporary, adjusted the carrying values to market value, and recognized a noncash impairment charge of $4.7 million, net of income tax, in the fourth quarter of 2008. Upon adoption of the FSPs, the Company reclassified $3.8 million of the previously recognized impairment to accumulated other comprehensive income.

Subsequent events. In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 provides: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS No. 165 in the second quarter of 2009. See Note 11.

Variable interest entities. In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which eliminates exceptions to consolidating qualifying special-purpose entities (QSPEs), contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity (VIE). It also clarifies, but does not significantly change, the characteristics that identify a VIE. The Company will adopt SFAS No. 167 in the first quarter of 2010 and has not yet determined the impact of adoption.

FASB Codification. In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles,” which establishes the Codification as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Company will adopt SFAS No. 168 in the third quarter of 2009 and will change or eliminate citations for previous standards (other than SEC citations) in future financial statements and other documents.

10 • Fair value of financial instruments

Fair value estimates are based on the price that would be received to sell an asset, or paid upon the transfer of a liability, in an orderly transaction between market participants at the measurement date. The fair value estimates are generally determined based on assumptions that market participants would use in pricing the asset or liability and are based on market data obtained from independent sources. However, in certain cases, the Company uses its own assumptions about market participant assumptions based on the best information available in the circumstances. These valuations are estimates at a specific point in time, based on relevant market information, information about the financial instrument and judgments regarding future expected loss experience, economic conditions, risk characteristics of various financial instruments and other factors. These estimates do not reflect any premium or discount that could result if the Company were to sell its entire holdings of a particular financial instrument at one time. Because no market exists for a portion of the Company’s financial instruments, fair value estimates cannot be determined with precision. Changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the estimates. Fair value estimates are provided for certain financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses could have a significant effect on fair value estimates and have not been considered.

The Company used the following methods and assumptions to estimate the fair value of each applicable class of financial instruments for which it is practicable to estimate that value:

Cash and equivalents, federal funds sold and short-term borrowings—other than bank. The carrying amount approximated fair value because of the short maturity of these instruments.

Investment and mortgage-related securities. Fair value was based on observable inputs using market-based valuation techniques.

Loans receivable. For residential real estate loans, fair value is calculated by discounting estimated cash flows using discount rates based on current industry pricing for loans with similar contractual characteristics.

For other types of loans, fair value is estimated by discounting contractual cash flows using discount rates that reflect current industry pricing for loans with similar characteristics and remaining maturity. Where industry pricing is not available, discount rates are based on ASB’s current pricing for loans with similar characteristics and remaining maturity.

The fair value of all loans were adjusted to reflect current assessments of loan collectibility.

Deposit liabilities. The fair value of demand deposits, savings accounts, and money market deposits was the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit was estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Other bank borrowings. Fair value was estimated by discounting the future cash flows using the current rates available for borrowings with similar credit terms and remaining maturities.

Long-term debt. Fair value was obtained from a third-party financial services provider based on the current rates offered for debt of the same or similar remaining maturities.

Off-balance sheet financial instruments. The fair value of loans serviced for others was calculated by discounting expected net income streams using discount rates that reflect industry pricing for similar assets. Expected net income streams are estimated based on industry assumptions regarding prepayment speeds and income and expenses associated with servicing residential mortgage loans for others. The fair value of commitments to originate loans and unused lines of credit was estimated based on the primary market prices of new commitments and new lines of credit. The change in current primary market prices provided the estimate of the fair value of these commitments and unused lines of credit. The fair values of other off-balance sheet financial instruments (letters of credit) were estimated based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. Fair value of HECO-obligated preferred securities of trust subsidiaries was based on quoted market prices.

The estimated fair values of certain of the Company’s financial instruments were as follows:

	June 30, 2009		December 31, 2008
(in thousands)	Carrying or notional amount	Estimated fair value	Carrying or notional amount	Estimated fair value
Financial assets
Cash and equivalents	$265,143	$265,143	$182,903	$182,903
Federal funds sold	788	788	532	532
Available-for-sale investment and mortgage-related securities	621,740	621,740	657,717	657,717
Investment in stock of Federal Home Loan Bank of Seattle	97,764	97,764	97,764	97,764
Loans receivable, net	3,852,605	3,928,120	4,206,492	4,322,153
Financial liabilities
Deposit liabilities	4,168,708	4,180,695	4,180,175	4,197,429
Short-term borrowings—other than bank	55,000	55,000	—	—
Other bank borrowings	388,858	402,993	680,973	701,998
Long-term debt	1,214,733	1,077,225	1,211,501	949,170
Off-balance sheet items
HECO-obligated preferred securities of trust subsidiary	50,000	45,500	50,000	40,420

As of June 30, 2009 and December 31, 2008, loan commitments and unused lines and letters of credit had notional amounts of $1.2 billion and their estimated fair value on such dates was $0.2 million and $0.8 million, respectively. As of June 30, 2009 and December 31, 2008, loans serviced for others had notional amounts of $497.0 million and $307.6 million and the estimated fair value of the servicing rights for such loans was $4.2 million and $2.6 million, respectively.

11 • Subsequent events

The Company has evaluated subsequent events through August 7, 2009 (12:01 a.m.), the date the financial statements were issued.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands, except ratio of earnings to fixed charges)	2009	2008	2009	2008
Operating revenues	$447,836	$686,647	$907,121	$1,309,141

Operating expenses
Fuel oil	131,885	273,755	277,174	523,298
Purchased power	115,189	177,226	229,673	328,021
Other operation	63,181	59,422	125,578	115,001
Maintenance	29,431	23,990	55,594	47,603
Depreciation	36,425	35,401	72,849	70,835
Taxes, other than income taxes	41,975	62,371	87,710	119,857
Income taxes	8,727	17,094	17,271	32,472

	426,813	649,259	865,849	1,237,087

Operating income	21,023	37,388	41,272	72,054

Other income
Allowance for equity funds used during construction	4,120	2,105	7,725	4,006
Other, net	2,468	1,111	4,836	2,207

	6,588	3,216	12,561	6,213

Income before interest and other charges	27,611	40,604	53,833	78,267

Interest and other charges
Interest on long-term debt	11,945	11,810	23,857	23,534
Amortization of net bond premium and expense	682	639	1,357	1,270
Other interest charges	717	1,059	1,343	2,045
Allowance for borrowed funds used during construction	(1,727)	(835)	(3,349)	(1,597)

	11,617	12,673	23,208	25,252

Income before preferred stock dividends of HECO and subsidiaries	15,994	27,931	30,625	53,015
Less net income attributable to noncontrolling interest - preferred stock of subsidiaries	229	229	458	458

Income before preferred stock dividends of HECO	15,765	27,702	30,167	52,557
Preferred stock dividends of HECO	270	270	540	540

Net income for common stock	$15,495	$27,432	$29,627	$52,017

Ratio of earnings to fixed charges (SEC method)			2.54	3.90

HEI owns all the common stock of HECO. Therefore, per share data with respect to shares of common stock of HECO are not meaningful.

See accompanying “Notes to Consolidated Financial Statements” for HECO.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(in thousands, except par value)	June 30, 2009	December 31, 2008
Assets
Utility plant, at cost
Land	$51,408	$42,541
Plant and equipment	4,419,824	4,277,499
Less accumulated depreciation	(1,796,263)	(1,741,453)
Construction in progress	293,812	266,628

Net utility plant	2,968,781	2,845,215

Current assets
Cash and equivalents	3,676	6,901
Customer accounts receivable, net	108,242	166,422
Accrued unbilled revenues, net	78,505	106,544
Other accounts receivable, net	7,716	7,918
Fuel oil stock, at average cost	55,332	77,715
Materials and supplies, at average cost	35,072	34,532
Prepayments and other	14,657	12,626

Total current assets	303,200	412,658

Other long-term assets
Regulatory assets	531,708	530,619
Unamortized debt expense	13,880	14,503
Other	59,413	53,114

Total other long-term assets	605,001	598,236

	$3,876,982	$3,856,109

Capitalization and liabilities
Capitalization
Common stock, $6 2/3 par value, authorized 50,000 shares; outstanding 12,806 shares	$85,387	$85,387
Premium on capital stock	299,210	299,214
Retained earnings	811,082	802,590
Accumulated other comprehensive income, net of income taxes	1,768	1,651

Common stock equity	1,197,447	1,188,842
Cumulative preferred stock – not subject to mandatory redemption	22,293	22,293
Noncontrolling interest – cumulative preferred stock of subsidiaries – not subject to mandatory redemption	12,000	12,000

Stockholders’ equity	1,231,740	1,223,135
Long-term debt, net	907,733	904,501

Total capitalization	2,139,473	2,127,636

Current liabilities
Short-term borrowings–nonaffiliates	55,000	—
Short-term borrowings–affiliate	45,604	41,550
Accounts payable	110,113	122,994
Interest and preferred dividends payable	16,158	15,397
Taxes accrued	158,565	220,046
Other	56,050	55,268

Total current liabilities	441,490	455,255

Deferred credits and other liabilities
Deferred income taxes	173,251	166,310
Regulatory liabilities	300,450	288,602
Unamortized tax credits	56,973	58,796
Retirement benefits liability	395,204	392,845
Other	55,772	54,949

Total deferred credits and other liabilities	981,650	961,502

Contributions in aid of construction	314,369	311,716

	$3,876,982	$3,856,109

See accompanying “Notes to Consolidated Financial Statements” for HECO.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(in thousands, except per share amounts)	Common stock		Premium on capital income	Retained	Accumulated other comprehensive income	Cumulative preferred	Noncontrolling interest: cumulative preferred stock of	Total
	Shares	Amount	(loss)	earnings	(loss)	stock	subsidiaries
Balance, December 31, 2008	12,806	$85,387	$299,214	$802,590	$1,651	$22,293	$12,000	$1,223,135
Comprehensive income:
Income before preferred stock dividends of HECO and subsidiaries	—	—	—	29,627	—	540	458	30,625
Retirement benefit plans:
Amortization of net loss, prior service gain and transition obligation included in net periodic benefit cost, net of taxes of $3,408	—	—	—	—	5,350	—	—	5,350
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of tax benefits of $3,333	—	—	—	—	(5,233)	—	—	(5,233)

Comprehensive income	—	—	—	29,627	117	540	458	30,742

Capital stock expense	—	—	(4)	—	—	—	—	(4)
Common stock dividends	—	—	—	(21,135)	—	—	—	(21,135)
Preferred stock dividends	—	—	—	—	—	(540)	(458)	(998)

Balance, June 30, 2009	12,806	$85,387	$299,210	$811,082	$1,768	$22,293	$12,000	$1,231,740

Balance, December 31, 2007	12,806	$85,387	$299,214	$724,704	$1,157	$22,293	$12,000	$1,144,755
Comprehensive income:
Income before preferred stock dividends of HECO and subsidiaries	—	—	—	52,017	—	540	458	53,015
Retirement benefit plans:
Amortization of net loss, prior service gain and transition obligation included in net periodic benefit cost, net of taxes of $1,741	—	—	—	—	2,733	—	—	2,733
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of tax benefits of $1,668	—	—	—	—	(2,618)	—	—	(2,618)

Comprehensive income	—	—	—	52,017	115	540	458	53,130

Common stock dividends	—	—	—	(14,089)	—	—	—	(14,089)
Preferred stock dividends	—	—	—	—	—	(540)	(458)	(998)

Balance, June 30, 2008	12,806	$85,387	$299,214	$762,632	$1,272	$22,293	$12,000	$1,182,798

See accompanying “Notes to Consolidated Financial Statements” for HECO.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

Six months ended June 30	2009	2008
(in thousands)
Cash flows from operating activities
Income before preferred stock dividends of HECO and subsidiaries	$30,625	$53,015
Adjustments to reconcile income before preferred stock dividends of HECO and subsidiaries to net cash provided by operating activities
Depreciation of property, plant and equipment	72,849	70,835
Other amortization	5,502	4,303
Changes in deferred income taxes	7,264	(3,598)
Changes in tax credits, net	(1,321)	888
Allowance for equity funds used during construction	(7,725)	(4,006)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	58,382	(26,612)
Decrease (increase) in accrued unbilled revenues	28,039	(8,709)
Decrease (increase) in fuel oil stock	22,383	(69,254)
Increase in materials and supplies	(540)	(2,704)
Increase in regulatory assets	(10,564)	(1,095)
Increase (decrease) in accounts payable	(12,881)	45,634
Change in prepaid and accrued income and utility revenue taxes	(61,259)	(43,085)
Changes in other assets and liabilities	(3,542)	2,211

Net cash provided by operating activities	127,212	17,823

Cash flows from investing activities
Capital expenditures	(174,473)	(99,924)
Contributions in aid of construction	4,917	7,263
Other	—	733

Net cash used in investing activities	(169,556)	(91,928)

Cash flows from financing activities
Common stock dividends	(21,135)	(14,089)
Preferred stock dividends	(998)	(998)
Proceeds from issuance of long-term debt	3,168	14,802
Net increase in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	59,054	88,636
Decrease in cash overdraft	(962)	(8,582)
Other	(8)	—

Net cash provided by financing activities	39,119	79,769

Net increase (decrease) in cash and equivalents	(3,225)	5,664
Cash and equivalents, beginning of period	6,901	4,678

Cash and equivalents, end of period	$3,676	$10,342

See accompanying “Notes to Consolidated Financial Statements” for HECO.

Hawaiian Electric Company, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 • Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto filed in HECO Exhibit 99.2 to HECO’s Form 8-K dated June 9, 2009 and the unaudited consolidated financial statements and the notes thereto in HECO’s Quarterly Report on SEC Form 10-Q for the quarter ended March 31, 2009.

In the opinion of HECO’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HECO and its subsidiaries as of June 30, 2009 and December 31, 2008 and the results of their operations for the three and six months ended June 30, 2009 and 2008 and their cash flows for the six months ended June 30, 2009 and 2008. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year. When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the current presentation.

2 • Unconsolidated variable interest entities

HECO Capital Trust III. HECO Capital Trust III (Trust III) was created and exists for the exclusive purposes of (i) issuing in March 2004 2,000,000 6.50% Cumulative Quarterly Income Preferred Securities, Series 2004 (2004 Trust Preferred Securities) ($50 million aggregate liquidation preference) to the public and trust common securities ($1.5 million aggregate liquidation preference) to HECO, (ii) investing the proceeds of these trust securities in 2004 Debentures issued by HECO in the principal amount of $31.5 million and issued by each of Hawaii Electric Light Company, Inc. (HELCO) and Maui Electric Company, Limited (MECO) in the respective principal amounts of $10 million, (iii) making distributions on the trust securities and (iv) engaging in only those other activities necessary or incidental thereto. The 2004 Trust Preferred Securities are mandatorily redeemable at the maturity of the underlying debt on March 18, 2034, which maturity may be extended to no later than March 18, 2053; and are currently redeemable at the issuer’s option without premium. The 2004 Debentures, together with the obligations of HECO, HELCO and MECO under an expense agreement and HECO’s obligations under its trust guarantee and its guarantee of the obligations of HELCO and MECO under their respective debentures, are the sole assets of Trust III. Trust III has at all times been an unconsolidated subsidiary of HECO. Since HECO, as the common security holder, does not absorb the majority of the variability of Trust III, HECO is not the primary beneficiary and does not consolidate Trust III in accordance with FIN 46R, “Consolidation of Variable Interest Entities.” Trust III’s balance sheets as of June 30, 2009 and December 31, 2008 each consisted of $51.5 million of 2004 Debentures; $50.0 million of 2004 Trust Preferred Securities; and $1.5 million of trust common securities. Trust III’s income statements for six months ended June 30, 2009 and 2008 each consisted of $1.7 million of interest income received from the 2004 Debentures; $1.6 million of distributions to holders of the Trust Preferred Securities; and $0.1 million of common dividends on the trust common securities to HECO. So long as the 2004 Trust Preferred Securities are outstanding, HECO is not entitled to receive any funds from Trust III other than pro rata distributions, subject to certain subordination provisions, on the trust common securities. In the event of a default by HECO in the performance of its obligations under the 2004 Debentures or under its Guarantees, or in the event HECO, HELCO or MECO elect to defer payment of interest on any of their respective 2004 Debentures, then

HECO will be subject to a number of restrictions, including a prohibition on the payment of dividends on its common stock.

Purchase power agreements. As of June 30, 2009, HECO and its subsidiaries had six PPAs for a total of 540 megawatts (MW) of firm capacity, and other PPAs with smaller IPPs and Schedule Q providers (i.e., customers with cogeneration and/or small power production facilities with a capacity of 100 KWHs or less who buy power from or sell power to the utilities) that supplied as-available energy. Approximately 91% of the 540 MW of firm capacity is under PPAs, entered into before December 31, 2003, with AES Hawaii, Inc. (AES Hawaii), Kalaeloa Partners, L.P. (Kalaeloa), Hamakua Energy Partners, L.P. (HEP) and HPOWER. Purchases from all IPPs for the six months ended June 30, 2009 totaled $230 million, with purchases from AES Hawaii, Kalaeloa, HEP and HPOWER totaling $67 million, $72 million, $30 million and $20 million, respectively. The primary business activities of these IPPs are the generation and sale of power to HECO and its subsidiaries (and municipal waste disposal in the case of HPOWER). Current financial information about the size, including total assets and revenues, for many of these IPPs is not publicly available.

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

3 • Revenue taxes

HECO and its subsidiaries’ operating revenues include amounts for various revenue taxes. Revenue taxes are generally recorded as an expense in the period the related revenues are recognized. However, HECO and its subsidiaries’ revenue tax payments to the taxing authorities are based on the prior year’s revenues. For the six months ended June 30, 2009 and 2008, HECO and its subsidiaries included approximately $83 million and $115 million, respectively, of revenue taxes in “operating revenues” and in “taxes, other than income taxes” expense.

4 • Retirement benefits

Defined benefit plans. For the first six months of 2009, HECO and its subsidiaries contributed $15.7 million to their retirement benefit plans, compared to $4.8 million in the first six months of 2008. HECO and its subsidiaries’ current estimate of contributions to their retirement benefit plans in 2009 is $26 million, compared to contributions of $14 million in 2008. In addition, HECO and its subsidiaries expect to pay directly $0.7 million of benefits in 2009, compared to $0.1 million paid in 2008.

For the first six months of 2009, HECO and its subsidiaries’ defined benefit retirement plans’ assets generated a return, net of investment management fees, of 7.0%. The market value of the defined benefit retirement plan’s assets as of June 30, 2009 was $687 million compared to $655 million at December 31, 2008, an increase of approximately $32 million.

The components of net periodic benefit cost were as follows:

	Three months ended June 30				Six months ended June 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$6,107	$6,643	$1,137	$1,150	$12,167	$13,176	$2,164	$2,285
Interest cost	14,034	13,473	2,755	2,709	28,084	26,918	5,520	5,464
Expected return on plan assets	(12,693)	(16,277)	(2,183)	(2,697)	(25,366)	(32,528)	(4,361)	(5,392)
Amortization of unrecognized transition obligation	—	—	782	783	—	—	1,565	1,565
Amortization of prior service credit	(185)	(190)	—	—	(368)	(381)	—	—
Recognized actuarial loss (gain)	3,673	1,644	103	—	7,344	3,289	217	—

Net periodic benefit cost	10,936	5,293	2,594	1,945	21,861	10,474	5,105	3,922
Impact of PUC D&Os	(4,107)	1,547	(407)	230	(8,198)	3,204	(732)	423

Net periodic benefit cost (adjusted for impact of PUC D&Os)	$6,829	$6,840	$2,187	$2,175	$13,663	$13,678	$4,373	$4,345

HECO and its subsidiaries recorded retirement benefits expense of $14 million in each of the first six months of 2009 and 2008. The electric utilities charged a portion of the net periodic benefit costs to plant.

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

Many of the actions and programs included in the Energy Agreement require approval of the PUC in proceedings that need to be initiated by the PUC or the utilities.

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

To help achieve the HCEI goals, the Energy Agreement further provides for the parties to seek amendment to the Hawaii Renewable Portfolio Standards (RPS) law (law which establishes renewable energy requirements for electric utilities that sell electricity for consumption in the State) to increase the current requirements from 20% to 25% by the year 2020, and to add a further RPS goal of 40% by the year 2030. The revised RPS law would also require that after 2014 the RPS goal be met solely with renewable energy generation versus including energy savings from energy efficiency measures. However, energy savings from energy efficiency measures would be counted toward the achievement of the overall HCEI 70% goal. These changes to the RPS law were subsequently enacted when Act 155 was passed by the Hawaii legislature and signed into law by the Governor in 2009.

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

To further encourage the contributions of energy efficiency to the overall HCEI goal, the Energy Agreement provides for the parties to seek establishment of energy efficiency goals through an Energy Efficiency Portfolio Standard. Such an Energy Efficiency Portfolio Standard was enacted as part of Act 155, which provided that the PUC shall establish the standards designed to achieve a reduction of 4,300 gigawatthours of electricity use statewide by 2030. The law also provides that the PUC shall establish interim goals for electricity use reduction to be achieved by 2015, 2020, and 2025, and may revise the 2030 standard by rule or order to maximize cost-effective, energy-efficiency programs and technologies and may establish incentives and penalties.

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

The Energy Agreement provides for the establishment of a Clean Energy Infrastructure Surcharge (CEIS). The CEIS, which will need to be approved by the PUC, is to be designed to expedite cost recovery for a variety of infrastructure that supports greater use of renewable energy or grid efficiency within the utility systems (such as advanced metering, energy storage, interconnections and interfaces). The Energy Agreement provides that the surcharge should be available to recover costs that would normally be expensed in the year incurred and capital costs

(including the allowed return on investment, AFUDC, depreciation, applicable taxes and other approved costs), and could also be used to recover costs stranded by clean energy initiatives. On November 28, 2008, HECO and the Consumer Advocate filed a joint letter informing the PUC that the pending Renewable Energy Infrastructure Program (REIP) Surcharge satisfies the Energy Agreement provision for an implementation procedure for the CEIS recovery mechanism and that no further regulatory action on the CEIS is necessary, and reaffirming that the REIP Surcharge is ready for PUC decision-making.

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

The FIT joint proposal also recommended that no applications for new net energy metering contracts be accepted once the FIT is formally made available to customers (although existing net energy metering systems under contract would be grandfathered), and no applications for new Schedule Q contracts would be accepted once an FIT is formally made available for the resource type. Schedule Q would continue as an option for qualifying projects of 100 kW and less for which an FIT is not available. Final position statements in the FIT docket were submitted by the parties at the end of March 2009, panel hearings were held in April 2009 and opening and reply briefs were filed in June 2009. The procedural schedule calls for a PUC decision on FIT general principles in August 2009 and filing of proposed tariff sheets in September 2009.

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

On October 24, 2008, the PUC opened an investigative proceeding to examine implementing a decoupling mechanism for the utilities. In addition to the utilities and the Consumer Advocate, there are five other parties in the proceeding. The utilities and the Consumer Advocate filed a joint statement of position in March and May 2009. Panel hearings at the PUC were completed on July 1, 2009 and the PUC has requested additional information from the parties, to which HECO is responding. Briefing by the parties is scheduled to be completed in September 2009.

In its 2009 test year rate case, HECO proposed to establish a revenue balancing account (RBA) to be effective upon the issuance of the interim D&O, but the PUC did not approve the proposal, pending the outcome of the decoupling proceeding. The Energy Agreement also contemplates that additional rate cases based on a 2009 test year will be filed by HELCO and MECO in order to provide their respective baselines for implementation of the new regulatory model, however, HELCO and MECO were unable to file 2009 test year rate case applications. On July 17, 2009, MECO filed a Notice of Intent to file an application for a general rate case using a 2010 calendar test year on or after September 30, 2009 (but before January 1, 2010), and HELCO filed a Notice of Intent to file an application for a general rate case using a 2010 test year on or after November 25, 2009 (but before January 1, 2010).

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

The Energy Agreement includes a number of other undertakings intended to accomplish the purposes and goals of the HCEI, subject to PUC approval and including, but not limited to: (a) promoting through specifically proposed steps greater use of solar energy through solar water heating, commercial and residential photovoltaic energy installations and concentrated solar power generation; (b) providing for the retirement or placement on reserve standby status of older and less efficient fossil fuel fired generating units as new, renewable generation is installed; (c) improving and expanding “load management” and “demand response” programs that allow the utilities to control customer loads to improve grid reliability and cost management; (d) the filing of PUC applications in 2009 for approval of the installation of Advanced Metering Infrastructure, coupled with time-of-use or dynamic rate options for customers; (e) supporting prudent and cost effective investments in smart grid technologies, which become even more important as wind and solar generation is added to the grid; (f) including 10% of the energy purchased under FITs in each utility’s respective rate base through January 2015; (g) delinking prices paid under all new renewable energy contracts from oil prices; and (h) exploring the possibility of establishing lifeline rates designed to provide a cap on rates for those who are unable to pay the full cost of electricity. The utilities’ proposed Lifeline Rate Program, submitted for approval at the end of April 2009 to the PUC, would provide a monthly bill credit to qualified, low-income customers estimated to be in the range of $25 to $35 per month. The utilities and the Consumer Advocate are in discussions as to the appropriate recovery mechanism for the utilities to recover the cost of the credits passed on to program participants.

Interim increases. On April 4, 2007, the PUC issued an interim D&O in HELCO’s 2006 test year rate case granting an annual increase of $24.6 million, or 7.58%, which was implemented on April 5, 2007.

On October 22, 2007, the PUC issued, and HECO immediately implemented, an interim D&O in HECO’s 2007 test year rate case, granting an annual increase of $70 million, a 4.96% increase over rates effective at the time of the interim decision ($78 million over rates granted in the final decision in HECO’s 2005 test year rate case).

On December 21, 2007, the PUC issued, and MECO immediately implemented, an interim D&O in MECO’s 2007 test year rate case, granting an annual increase of $13 million, or a 3.7% increase.

As of June 30, 2009, HECO and its subsidiaries had recognized $198 million of revenues with respect to interim orders ($5 million related to interim orders regarding certain integrated resource planning costs and $193 million related to interim orders regarding general rate increase requests). Revenue amounts recorded pursuant to interim orders are subject to refund, with interest, pending a final order.

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

Major projects. Many public utility projects require PUC approval and various permits from other governmental agencies. Difficulties in obtaining, or the inability to obtain, the necessary approvals or permits can result in significantly increased project costs or even cancellation of projects. Further, completion of projects is subject to various risks, such as problems or disputes with vendors. In the event a project does not proceed, or if the PUC disallows cost recovery for all or part of the project, project costs may need to be written off in amounts that could result in significant reductions in HECO’s consolidated net income. Significant projects (with capitalized and deferred costs accumulated through June 30, 2009 noted in parentheses) include HECO’s Campbell Industrial Park (CIP) combustion turbine No. 1 (CT-1) and a transmission line ($164 million), HECO’s East Oahu Transmission Project ($43 million), HELCO’s ST-7 ($83 million) and a customer information system ($23 million).

CIP CT-1 and transmission line. HECO has built a new 110 MW simple cycle combustion turbine (CT) generating unit at CIP and has added an additional 138 kilovolt transmission line to transmit power from generating units at CIP (including the new unit) to the rest of the Oahu electric grid (collectively, the Project). The CT completed all utility requirements for system operation on August 3, 2009. Plans are for the CT to be run primarily as a “peaking” unit and to be fueled by biodiesel at a later date, when a supply of biodiesel fuel becomes available.

HECO’s Final Environmental Impact Statement for the Project was accepted by the Department of Planning & Permitting of the City and County of Honolulu in August 2006. In December 2006, HECO filed with the PUC an agreement with the Consumer Advocate in which HECO committed to use 100% biofuels in its new plant and to take the steps necessary for HECO to reach that goal. In May 2007, the PUC issued a D&O approving the Project and the DOH issued the final air permit, which became effective at the end of June 2007. The D&O further stated that no part of the Project costs may be included in HECO’s rate base unless and until the Project is in fact installed, and is used and useful for public utility purposes. Construction on the Project began in May 2008. In its 2009 test year rate case, HECO requested inclusion of CIP CT-1 costs in rate base when the unit is placed in service, but the PUC did not grant the request indicating that the record did not yet demonstrate that the unit would be in service by the end of 2009. Subsequently CIP CT-1 completed all utility requirements for system operation on August 3, 2009. HECO contends that the CIP CT-1 costs should be included in rate base in an interim decision and the final decision in the 2009 test year rate case.

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

As of June 30, 2009, HECO’s cost estimate for the Project (exclusive of the costs of the community benefit measures described above) was $193 million (of which $164 million had been incurred, including $8 million of AFUDC) and outstanding commitments for materials, equipment and outside services totaled $26 million. To the extent actual project costs are higher than the $163 million estimate included in the 2009 test year rate case, HECO plans to seek recovery in a future proceeding. Management believes no adjustment to project costs is required as of June 30, 2009. However, if it becomes probable that the PUC will disallow some or all of the incurred costs for rate-making purposes, HECO may be required to write off a material portion or all of the project costs incurred in its efforts to put the project into service whether or not it is completed.

In August 2007, HECO entered into a contract with Imperium Services, LLC (Imperium), to supply biodiesel for the planned generating unit, subject to PUC approval. Imperium agreed to comply with HECO’s procurement policy requiring sustainable sources of biofuel feedstocks. In January 2009, HECO and Imperium amended the contract, Imperium assigned the contract to Imperium Grays Harbor, LLC (Imperium GH), and HECO filed the amended contract with the PUC. In February 2009, HECO requested PUC approval of a related terminalling and trucking agreement with Aloha Petroleum, Ltd. to support the delivery and storage on Oahu of biodiesel from Imperium GH. In August 2009, the PUC denied approval of the amended HECO contract with Imperium GH and the related terminalling and trucking agreement, indicating that HECO did not satisfy the burden of proof that the contracts, the costs of which will be passed directly to the ratepayers, were reasonable, prudent and in the public interest. The PUC also stated it “remains strongly supportive of biofuels and other renewable energy resources. The commission’s decision herein is not intended to reflect a decision as to the prudency of biodiesel or the proposed biodiesel feedstock.” HECO intends to solicit new bids from biofuel suppliers for CIP CT-1. Consistent with the plan approved by the PUC in its May 2007 order approving the Project, during the unit’s initial period of commercial operation, it is undergoing performance testing using low sulfur diesel fuel in order to comply with the manufacturer’s warranties. This will be followed by testing using biofuels to obtain the data necessary for modification of the unit’s air permit. Also consistent with the PUC’s May 2007 order, HECO will be working with the PUC and Consumer Advocate to address contingency plans should there be a delay in securing a biofuel supplier for fuel to be used after the testing phase.

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

The project is currently estimated to cost $74 million and HECO plans to construct the EOTP in two phases. The first phase is currently in construction and projected to be completed in 2010. The second phase is projected to be completed in 2013.

As of June 30, 2009, the accumulated costs recorded for the EOTP amounted to $43 million, including (i) $12 million of planning and permitting costs incurred prior to 2003, (ii) $11 million of planning, permitting and construction costs incurred after 2002 and (iii) $20 million for AFUDC. Management believes no adjustment to project costs is required as of June 30, 2009. However, if it becomes probable that the PUC will disallow some or all of the incurred costs for rate-making purposes, HECO may be required to write off a material portion or all of the project costs incurred in its efforts to put the project into service whether or not it is completed.

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

On June 22, 2009, ST-7 was placed into service. As of June 30, 2009, HELCO’s cost estimate for ST-7 was $92 million (of which $83 million had been incurred and $9 million was estimated for ongoing peripheral work). HELCO intends to seek to recover the costs of ST-7 in HELCO’s next rate case application.

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

Management believes no adjustment to project costs is required at June 30, 2009. However, if it becomes probable that the PUC will disallow for rate-making purposes additional CT-4 and CT-5 costs in its final D&O or disallow any ST-7 costs, HELCO will be required to record an additional write-off.

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

Honolulu Harbor investigation. HECO has been involved since 1995 in a work group with several other potentially responsible parties (PRPs) identified by the DOH, including oil companies, in investigating and responding to historical subsurface petroleum contamination in the Honolulu Harbor area. The U.S. Environmental Protection Agency (EPA) became involved in the investigation in June 2000. Some of the PRPs (the Participating Parties) entered into a joint defense agreement and ultimately entered into an Enforceable Agreement with the DOH. The Participating Parties are funding the investigative and remediation work using an interim cost allocation method (subject to a final allocation) and have organized a limited liability company to perform the work. Although the Honolulu Harbor investigation involves four units—Iwilei, Downtown, Kapalama and Sand Island, to date all the investigative and remedial work has focused on the Iwilei Unit.

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

Through June 30, 2009, HECO has accrued a total of $3.3 million for estimates of HECO’s share of costs for continuing investigative work, remedial activities and monitoring for the Iwilei unit. As of June 30, 2009, the remaining accrual (amounts expensed less amounts expended) for the Iwilei unit was $1.7 million. Because (1) the full scope of work remains to be determined, (2) the final cost allocation method among the PRPs has not yet been established and (3) management cannot estimate the costs to be incurred (if any) for the sites other than the Iwilei unit (such as its Honolulu power plant located in the Downtown unit of the Honolulu Harbor site), the cost estimate may be subject to significant change and additional material costs may be incurred.

Regional Haze Rule amendments. In June 2005, the EPA finalized amendments to the July 1999 Regional Haze Rule that require emission controls known as best available retrofit technology (BART) for industrial facilities emitting air pollutants that reduce visibility in National Parks by causing or contributing to regional haze. States were to develop BART implementation plans and schedules in accordance with the amended regional haze rule by December 2007. If a state does not develop a BART implementation plan, the EPA is required to develop a federal implementation plan (FIP) by 2011. To date, Hawaii has not a developed an implementation plan. After Hawaii adopts its plan or the EPA issues an FIP, HECO, HELCO and MECO will evaluate the plan’s impacts, if any. If any of the utilities’ generating units are ultimately required to install post-combustion control technologies to meet BART emission limits, the resulting capital and operation and maintenance costs could be significant.

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

The EPA is thus required to develop Maximum Achievable Control Technology (MACT) standards for oil-fired EGU HAP emissions, including nickel compounds. On July 2, 2009, the EPA published in the Federal Register a notice of intent to issue an Information Collection Request (ICR) regarding coal-fired and oil-fired utility EGUs. The ICR is the first step in the regulatory process to develop the MACT standards for utility EGUs. The EPA states that the purpose of the ICR is (1) to identify categories of affected sources and (2) to define the emission level being achieved by the average of the top performing 12% of the existing sources. The CAA mandates the average of the top performing 12% of existing sources (i.e., units with the lowest HAP emission rates) as the MACT standard for existing sources. The ICR will be applicable to HECO steam units and will require providing existing fuel and emissions data to the EPA as well as emission testing at each of HECO’s steam generating plants on Oahu.

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

Hazardous Air Pollutant (HAP) Control – Reciprocating Internal Combustion Engines (RICE). On February 25, 2009, the EPA issued proposed MACT standards that would regulate HAPs from certain existing diesel compression ignition engines and gasoline spark ignition engines (i.e., RICE). As proposed, the RICE MACT rule would require installation of pollution control devices on 80 RICE at the utilities’ facilities. Eight of the utilities’ RICE would be required to implement only specified maintenance practices, rather than install pollution control equipment. If adopted, the RICE MACT rule would provide a three-year compliance period after its effective date. Under the terms of a consent decree, the EPA is required to complete the final rule by February 10, 2010. Management is evaluating the impacts of the proposed RICE MACT rule, including potential capital expenditures and other compliance costs.

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

In July 2007, the EPA had formally suspended the rule pending the outcome of legal challenges to the rule and provided guidance to federal and state permit writers that they should use their “best professional judgment” in determining permit conditions regarding cooling water intake requirements at existing power plants. HECO facilities were subject to permit renewal in mid-2009. HECO timely submitted permit renewal applications for its facilities in 2009. The existing permits remain in force until renewals are issued. Renewable permits may be subject to new permit conditions to address cooling water intake requirements.

Apollo Energy Corporation/Tawhiri Power LLC. HELCO purchases energy generated at the Kamao’a wind farm pursuant to the Restated and Amended Power Purchase Contract for As-Available Energy (the RAC) dated October 13, 2004 between HELCO and Apollo Energy Corporation (Apollo), later assigned to Apollo’s affiliate, Tawhiri Power LLC (Tawhiri). The maximum ouput of the wind farm is 20 MW. By letter to HELCO dated June 15, 2009, Tawhiri requested binding arbitration as provided for under the provisions of the RAC on the issue of HELCO’s curtailment of the wind farm output to 10 MW between October 9, 2007 and July 3, 2008. Tawhiri sought alleged damages for lost production in the amount of $13 million, plus unspecified damages for lost production tax credits, overhead losses, and consultant and legal fees. HELCO responded to Tawhiri’s arbitration request on July 2, 2009, stating, among other points, that the curtailment was justified because Tawhiri failed to meet the low voltage ride-through requirements of the RAC and improperly disconnected from the grid on October 9, 2007. Under the dispute resolution provisions of the RAC, a decision in the arbitration could be rendered by or before mid-2010. In addition to the curtailment issue, HELCO and Tawhiri have other disputes relating to costs of interconnection facilities, reconciliation of transmission line losses, and transfer of land and title to the switching station. These other disputes have not yet proceeded to arbitration.

Collective bargaining agreements. As of June 30, 2009, approximately 56% of the electric utilities’ employees were members of the International Brotherhood of Electrical Workers, AFL-CIO, Local 1260, Unit 8, which is the only union representing employees of the Company. On March 1, 2008, members of the union ratified new collective bargaining and benefit agreements with HECO, HELCO and MECO. The new agreements cover a three-year term, from November 1, 2007 to October 31, 2010, and provide for non-compounded wage increases of 3.5% effective November 1, 2007, 4% effective January 1, 2009 and 4.5% effective January 1, 2010.

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

6 • Cash flows

Supplemental disclosures of cash flow information. For the six months ended June 30, 2009 and 2008, HECO and its subsidiaries paid interest amounting to $21 million and $24 million, respectively.

For the six months ended June 30, 2009 and 2008, HECO and its subsidiaries paid income taxes amounting to $12 million and $80 million, respectively. The significant change was due primarily to the differences in the taxes refundable or due with the extensions for tax years 2008 and 2007 and in the estimated tax payments due for the first half of 2009 and the first half of 2008. In 2007, taxable income was significantly larger in the fourth quarter when compared to the first three quarters, resulting in a larger portion of the 2007 taxes paid with the extension filed in the first quarter of 2008. Taxable income for 2008 was larger in the first half versus the second half of the year, resulting in overpayments being refunded in the first quarter of 2009. This larger taxable income also resulted in disproportionately higher estimated tax payments for the first two quarters of 2008 versus the first two quarters of 2009.

Supplemental disclosure of noncash activities. The allowance for equity funds used during construction, which was charged to construction in progress as part of the cost of electric utility plant, amounted to $7.7 million and $4.0 million for the six months ended June 30, 2009 and 2008, respectively.

7 • Recent accounting pronouncements and interpretations

For a discussion of recent accounting pronouncements and interpretations, see Note 9 of HEI’s “Notes to Consolidated Financial Statements.

8 • Fair value of financial instruments

Fair value estimates are based on the price that would be received to sell an asset, or paid upon the transfer of a liability, in an orderly transaction between market participants at the measurement date. The fair value estimates are generally determined based on assumptions that market participants would use in pricing the asset or liability and are based on market data obtained from independent sources. However, in certain cases, the electric utilities use their own assumptions about market participant assumptions based on the best information available in the circumstances. These valuations are estimates at a specific point in time, based on relevant market information, information about the financial instrument and judgments regarding future expected loss experience, economic conditions, risk characteristics of various financial instruments and other factors. These estimates do not reflect any premium or discount that could result if the electric utilities were to sell their entire holdings of a particular financial instrument at one time. Because no market exists for a portion of the electric utilities’ financial instruments, fair value estimates cannot be determined with precision. Changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the estimates. Fair value estimates are provided for certain financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses could have a significant effect on fair value estimates and have not been considered.

The electric utilities used the following methods and assumptions to estimate the fair value of each applicable class of financial instruments for which it is practicable to estimate that value:

Cash and equivalents and short-term borrowings

The carrying amount approximated fair value because of the short maturity of these instruments.

Long-term debt

Fair value was obtained from a third-party financial services provider based on the current rates offered for debt of the same or similar remaining maturities.

Off-balance sheet financial instruments

Fair value of HECO-obligated preferred securities of trust subsidiaries was based on quoted market prices.

The estimated fair values of the financial instruments held or issued by the electric utilities were as follows:

December 31	June 30, 2009		December 31, 2008
(in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and equivalents	$3,676	$3,676	$6,901	$6,901
Financial liabilities:
Short-term borrowings from affiliate and nonaffiliates	100,604	100,604	41,550	41,550
Long-term debt, net, including amounts due within one year	907,733	759,093	904,501	660,380
Off-balance sheet item:
HECO-obligated preferred securities of trust subsidiary	50,000	45,500	50,000	40,420

9 • Reconciliation of electric utility operating income per HEI and HECO consolidated statements of income

	Three months ended June 30		Six months ended June 30
(in thousands)	2009	2008	2009	2008
Operating income from regulated and nonregulated activities before income taxes (per HEI consolidated statements of income)	$32,163	$55,396	$63,232	$106,379
Deduct:
Income taxes on regulated activities	(8,727)	(17,094)	(17,271)	(32,472)
Revenues from nonregulated activities	(2,581)	(1,474)	(5,093)	(2,869)
Add:
Expenses from nonregulated activities	168	560	404	1,016

Operating income from regulated activities after income taxes (per HECO consolidated statements of income)	$21,023	$37,388	$41,272	$72,054

10 • Subsequent events

HECO and its subsidiaries have evaluated subsequent events through August 7, 2009 (12:01 a.m.), the date the financial statements were issued.

On July 30, 2009, the Department of Budget and Finance of the State of Hawaii closed the sale at par of special purpose revenue bonds (SPRBs) for the benefit of HECO and HELCO in the aggregate principal amount of $150 million, which bonds are uninsured, have a maturity of July 1, 2039 and a fixed coupon rate of 6.50%. Proceeds from the SPRBs were loaned to HECO ($90 million) and HELCO ($60 million), and used to reimburse HECO and HELCO for their previously incurred capital expenditures and, in turn, are expected to be used principally to repay their short-term borrowings.

Effective December 8, 2008, HECO entered into a 9-month revolving unsecured credit agreement establishing a line of credit facility of $75 million with a syndicate of four financial institutions (HECO $75 Million Facility). On August 4, 2009, the second business day following receipt of the proceeds of the Series 2009 SPRBs by HECO and HELCO, the HECO $75 Million Facility terminated in accordance with its terms.

On July 2, 2009, the PUC issued an interim D&O in HECO’s 2009 test year rate case granting an annual increase of approximately $61.1 million, or 4.7%, which was implemented on August 3, 2009.

11 • Consolidating financial information

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

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (unaudited)

Three months ended June 30, 2009

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and eliminations	HECO consolidated
Operating revenues	$300,395	79,674	67,767	—	—	—	$447,836

Operating expenses
Fuel oil	86,808	15,762	29,315	—	—	—	131,885
Purchased power	84,329	26,731	4,129	—	—	—	115,189
Other operation	44,644	8,718	9,819	—	—	—	63,181
Maintenance	17,448	5,696	6,287	—	—	—	29,431
Depreciation	20,798	8,250	7,377	—	—	—	36,425
Taxes, other than income taxes	28,273	7,410	6,292	—	—	—	41,975
Income taxes	5,690	2,290	747	—	—	—	8,727

	287,990	74,857	63,966	—	—	—	426,813

Operating income	12,405	4,817	3,801	—	—	—	21,023

Other income
Allowance for equity funds used during construction	3,176	767	177	—	—	—	4,120
Equity in earnings of subsidiaries	5,249	—	—	—	—	(5,249)	—
Other, net	2,169	370	116	(1)	(6)	(180)	2,468

	10,594	1,137	293	(1)	(6)	(5,429)	6,588

Income (loss) before interest and other charges	22,999	5,954	4,094	(1)	(6)	(5,429)	27,611

Interest and other charges
Interest on long-term debt	7,668	2,009	2,268	—	—	—	11,945
Amortization of net bond premium and expense	402	159	121	—	—	—	682
Other interest charges	536	242	119	—	—	(180)	717
Allowance for borrowed funds used during construction	(1,372)	(282)	(73)	—	—	—	(1,727)

	7,234	2,128	2,435	—	—	(180)	11,617

Income (loss) before preferred stock dividends of HECO and subsidiaries	15,765	3,826	1,659	(1)	(6)	(5,249)	15,994
Less net income attributable to noncontrolling interest – preferred stock of subsidiaries	—	133	96	—	—	—	229

Income (loss) before preferred stock dividends of HECO	15,765	3,693	1,563	(1)	(6)	(5,249)	15,765
Preferred stock dividends of HECO	270	—	—	—	—	—	270

Net income (loss) for common stock	$15,495	3,693	1,563	(1)	(6)	(5,249)	$15,495

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (unaudited)

Three months ended June 30, 2008

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and eliminations	HECO consolidated
Operating revenues	$469,075	105,429	112,143	—	—	—	$686,647

Operating expenses
Fuel oil	188,374	25,000	60,381	—	—	—	273,755
Purchased power	126,914	40,586	9,726	—	—	—	177,226
Other operation	42,762	7,466	9,194	—	—	—	59,422
Maintenance	16,158	3,595	4,237	—	—	—	23,990
Depreciation	20,552	7,802	7,047	—	—	—	35,401
Taxes, other than income taxes	42,662	9,568	10,141	—	—	—	62,371
Income taxes	9,936	3,716	3,442	—	—	—	17,094

	447,358	97,733	104,168	—	—	—	649,259

Operating income	21,717	7,696	7,975	—	—	—	37,388

Other income
Allowance for equity funds used during construction	1,633	351	121	—	—	—	2,105
Equity in earnings of subsidiaries	11,464	—	—	—	—	(11,464)	—
Other, net	1,160	330	52	(17)	(68)	(346)	1,111

	14,257	681	173	(17)	(68)	(11,810)	3,216

Income (loss) before interest and other charges	35,974	8,377	8,148	(17)	(68)	(11,810)	40,604

Interest and other charges
Interest on long-term debt	7,587	1,958	2,265	—	—	—	11,810
Amortization of net bond premium and expense	400	117	122	—	—	—	639
Other interest charges	926	366	113	—	—	(346)	1,059
Allowance for borrowed funds used during construction	(641)	(145)	(49)	—	—	—	(835)

	8,272	2,296	2,451	—	—	(346)	12,673

Income (loss) before preferred stock dividends of HECO and subsidiaries	27,702	6,081	5,697	(17)	(68)	(11,464)	27,931
Less net income attributable to noncontrolling interest – preferred stock of subsidiaries	—	133	96	—	—	—	229

Income (loss) before preferred stock dividends of HECO	27,702	5,948	5,601	(17)	(68)	(11,464)	27,702
Preferred stock dividends of HECO	270	—	—	—	—	—	270

Net income (loss) for common stock	$27,432	5,948	5,601	(17)	(68)	(11,464)	$27,432

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (unaudited)

Six months ended June 30, 2009

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and eliminations	HECO consolidated
Operating revenues	$605,856	164,305	136,960	—	—	—	$907,121

Operating expenses
Fuel oil	185,739	31,526	59,909	—	—	—	277,174
Purchased power	160,174	60,138	9,361	—	—	—	229,673
Other operation	87,720	18,712	19,146	—	—	—	125,578
Maintenance	34,106	11,634	9,854	—	—	—	55,594
Depreciation	41,595	16,501	14,753	—	—	—	72,849
Taxes, other than income taxes	58,956	15,656	13,098	—	—	—	87,710
Income taxes	11,919	3,140	2,212	—	—	—	17,271

	580,209	157,307	128,333	—	—	—	865,849

Operating income	25,647	6,998	8,627	—	—	—	41,272

Other income
Allowance for equity funds used during construction	5,878	1,509	338	—	—	—	7,725
Equity in earnings of subsidiaries	9,209	—	—	—	—	(9,209)	—
Other, net	4,047	939	197	(8)	(13)	(326)	4,836

	19,134	2,448	535	(8)	(13)	(9,535)	12,561

Income (loss) before interest and other charges	44,781	9,446	9,162	(8)	(13)	(9,535)	53,833

Interest and other charges
Interest on long-term debt	15,336	3,985	4,536	—	—	—	23,857
Amortization of net bond premium and expense	805	310	242	—	—	—	1,357
Other interest charges	1,013	449	207	—	—	(326)	1,343
Allowance for borrowed funds used during construction	(2,540)	(670)	(139)	—	—	—	(3,349)

	14,614	4,074	4,846	—	—	(326)	23,208

Income (loss) before preferred stock dividends of HECO and subsidiaries	30,167	5,372	4,316	(8)	(13)	(9,209)	30,625
Less net income attributable to noncontrolling interest – preferred stock of subsidiaries	—	267	191	—	—	—	458

Income (loss) before preferred stock dividends of HECO	30,167	5,105	4,125	(8)	(13)	(9,209)	30,167
Preferred stock dividends of HECO	540	—	—	—	—	—	540

Net income (loss) for common stock	$29,627	5,105	4,125	(8)	(13)	(9,209)	$29,627

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (unaudited)

Six months ended June 30, 2008

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and eliminations	HECO consolidated
Operating revenues	$883,588	210,621	214,932	—	—	—	$1,309,141

Operating expenses
Fuel oil	360,526	49,046	113,726	—	—	—	523,298
Purchased power	226,693	81,945	19,383	—	—	—	328,021
Other operation	80,731	16,360	17,910	—	—	—	115,001
Maintenance	31,434	8,300	7,869	—	—	—	47,603
Depreciation	41,104	15,636	14,095	—	—	—	70,835
Taxes, other than income taxes	81,110	19,187	19,560	—	—	—	119,857
Income taxes	19,430	6,303	6,739	—	—	—	32,472

	841,028	196,777	199,282	—	—	—	1,237,087

Operating income	42,560	13,844	15,650	—	—	—	72,054

Other income
Allowance for equity funds used during construction	3,135	606	265	—	—	—	4,006
Equity in earnings of subsidiaries	20,765	—	—	—	—	(20,765)	—
Other, net	2,571	597	110	(40)	(322)	(709)	2,207

	26,471	1,203	375	(40)	(322)	(21,474)	6,213

Income (loss) before interest and other charges	69,031	15,047	16,025	(40)	(322)	(21,474)	78,267

Interest and other charges
Interest on long-term debt	15,112	3,910	4,512	—	—	—	23,534
Amortization of net bond premium and expense	800	224	246	—	—	—	1,270
Other interest charges	1,788	771	195	—	—	(709)	2,045
Allowance for borrowed funds used during construction	(1,226)	(262)	(109)	—	—	—	(1,597)

	16,474	4,643	4,844	—	—	(709)	25,252

Income (loss) before preferred stock dividends of HECO and subsidiaries	52,557	10,404	11,181	(40)	(322)	(20,765)	53,015
Less net income attributable to noncontrolling interest – preferred stock of subsidiaries	—	267	191	—	—	—	458

Income (loss) before preferred stock dividends of HECO	52,557	10,137	10,990	(40)	(322)	(20,765)	52,557
Preferred stock dividends of HECO	540	—	—	—	—	—	540

Net income (loss) for common stock	$52,017	10,137	10,990	(40)	(322)	(20,765)	$52,017

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Balance Sheet (unaudited)

June 30, 2009

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and Eliminations	HECO consolidated
Assets
Utility plant, at cost
Land	$42,080	4,982	4,346	—	—	—	$51,408
Plant and equipment	2,604,914	966,596	848,314	—	—	—	4,419,824
Less accumulated depreciation	(1,055,479)	(366,200)	(374,584)	—	—	—	(1,796,263)
Construction in progress	265,815	15,167	12,830	—	—	—	293,812

Net utility plant	1,857,330	620,545	490,906	—	—	—	2,968,781

Investment in wholly owned subsidiaries, at equity	442,648	—	—	—	—	(442,648)	—

Current assets
Cash and equivalents	1,223	1,643	683	101	26	—	3,676
Advances to affiliates	79,250	—	19,000	—	—	(98,250)	—
Customer accounts receivable, net	69,531	22,344	16,367	—	—	—	108,242
Accrued unbilled revenues, net	54,310	12,977	11,218	—	—	—	78,505
Other accounts receivable, net	6,662	2,931	1,277	—	11	(3,165)	7,716
Fuel oil stock, at average cost	36,903	7,480	10,949	—	—	—	55,332
Materials & supplies, at average cost	17,649	4,579	12,844	—	—	—	35,072
Prepayments and other	9,143	3,757	1,757	—	—	—	14,657

Total current assets	274,671	55,711	74,095	101	37	(101,415)	303,200

Other long-term assets
Regulatory assets	390,786	76,322	64,600	—	—	—	531,708
Unamortized debt expense	9,399	2,172	2,309	—	—	—	13,880
Other	40,644	10,840	7,810	—	119	—	59,413

Total other long-term assets	440,829	89,334	74,719	—	119	—	605,001

	$3,015,478	765,590	639,720	101	156	(544,063)	$3,876,982

Capitalization and liabilities
Capitalization
Common stock equity	$1,197,447	226,518	215,880	97	153	(442,648)	$1,197,447
Cumulative preferred stock – not subject to mandatory redemption	22,293	—	—	—	—	—	22,293
Noncontrolling interest – cumulative preferred stock of subsidiaries – not subject to mandatory redemption	—	7,000	5,000	—	—	—	12,000

Stockholders’ equity	1,219,740	233,518	220,880	97	153	(442,648)	1,231,740
Long-term debt, net	582,166	151,214	174,353	—	—	—	907,733

Total capitalization	1,801,906	384,732	395,233	97	153	(442,648)	2,139,473

Current liabilities
Short-term borrowings – nonaffiliates	55,000	—	—	—	—	—	55,000
Short-term borrowings – affiliate	64,604	79,250	—	—	—	(98,250)	45,604
Accounts payable	80,190	17,443	12,480	—	—	—	110,113
Interest and preferred dividends payable	10,936	2,416	2,857	—	—	(51)	16,158
Taxes accrued	103,102	28,683	26,780	—	—	—	158,565
Other	34,683	12,294	12,180	4	3	(3,114)	56,050

Total current liabilities	348,515	140,086	54,297	4	3	(101,415)	441,490

Deferred credits and other liabilities
Deferred income taxes	139,211	22,355	11,685	—	—	—	173,251
Regulatory liabilities	211,072	51,625	37,753	—	—	—	300,450
Unamortized tax credits	31,455	13,100	12,418	—	—	—	56,973
Retirement benefits liability	291,177	52,517	51,510	—	—	—	395,204
Other	12,249	35,571	7,952	—	—	—	55,772

Total deferred credits and other liabilities	685,164	175,168	121,318	—	—	—	981,650

Contributions in aid of construction	179,893	65,604	68,872	—	—	—	314,369

	$3,015,478	765,590	639,720	101	156	(544,063)	$3,876,982

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Balance Sheet (unaudited)

December 31, 2008

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and Eliminations	HECO consolidated
Assets
Utility plant, at cost
Land	$33,213	4,982	4,346	—	—	—	$42,541
Plant and equipment	2,567,018	874,322	836,159	—	—	—	4,277,499
Less accumulated depreciation	(1,028,501)	(352,382)	(360,570)	—	—	—	(1,741,453)
Construction in progress	188,754	68,650	9,224	—	—	—	266,628

Net utility plant	1,760,484	595,572	489,159	—	—	—	2,845,215

Investment in wholly owned subsidiaries, at equity	437,033	—	—	—	—	(437,033)	—

Current assets
Cash and equivalents	2,264	3,148	1,349	123	17	—	6,901
Advances to affiliates	62,000	—	12,000	—	—	(74,000)	—
Customer accounts receivable, net	109,724	32,108	24,590	—	—	—	166,422
Accrued unbilled revenues, net	74,657	17,876	14,011	—	—	—	106,544
Other accounts receivable, net	3,983	2,217	1,143	—	11	564	7,918
Fuel oil stock, at average cost	53,546	10,326	13,843	—	—	—	77,715
Materials & supplies, at average cost	16,583	4,366	13,583	—	—	—	34,532
Prepayments and other	6,918	2,311	3,664	—	—	(267)	12,626

Total current assets	329,675	72,352	84,183	123	28	(73,703)	412,658

Other long-term assets
Regulatory assets	388,054	77,038	65,527	—	—	—	530,619
Unamortized debt expense	9,802	2,282	2,419	—	—	—	14,503
Other	38,099	7,699	7,197	—	119	—	53,114

Total other long-term assets	435,955	87,019	75,143	—	119	—	598,236

	$2,963,147	754,943	648,485	123	147	(510,736)	$3,856,109

Capitalization and liabilities
Capitalization
Common stock equity	$1,188,842	221,405	215,382	105	141	(437,033)	$1,188,842
Cumulative preferred stock – not subject to mandatory redemption	22,293	—	—	—	—	—	22,293
Noncontrolling interest – cumulative preferred stock of subsidiaries – not subject to mandatory redemption	—	7,000	5,000	—	—	—	12,000

Stockholders’ equity	1,211,135	228,405	220,382	105	141	(437,033)	1,223,135
Long-term debt, net	582,132	148,030	174,339	—	—	—	904,501

Total capitalization	1,793,267	376,435	394,721	105	141	(437,033)	2,127,636

Current liabilities
Short-term borrowings-affiliate	53,550	62,000	—	—	—	(74,000)	41,550
Accounts payable	84,238	27,795	10,961	—	—	—	122,994
Interest and preferred dividends payable	10,242	2,547	2,819	—	—	(211)	15,397
Taxes accrued	144,366	38,117	37,830	—	—	(267)	220,046
Other	33,462	9,015	11,992	18	6	775	55,268

Total current liabilities	325,858	139,474	63,602	18	6	(73,703)	455,255

Deferred credits and other liabilities
Deferred income taxes	134,359	19,621	12,330	—	—	—	166,310
Regulatory liabilities	202,003	49,843	36,756	—	—	—	288,602
Unamortized tax credits	32,501	13,476	12,819	—	—	—	58,796
Retirement benefits liability	284,826	54,664	53,355	—	—	—	392,845
Other	11,576	35,432	7,941	—	—	—	54,949

Total deferred credits and other liabilities	665,265	173,036	123,201	—	—	—	961,502

Contributions in aid of construction	178,757	65,998	66,961	—	—	—	311,716

	$2,963,147	754,943	648,485	123	147	(510,736)	$3,856,109

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Changes in Stockholders’ Equity (unaudited)

Six months ended June 30, 2009

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and eliminations	HECO consolidated
Balance, December 31, 2008	$1,211,135	228,405	220,382	105	141	(437,033)	$1,223,135
Comprehensive income:
Income before preferred stock dividends of HECO and subsidiaries	30,167	5,372	4,316	(8)	(13)	(9,209)	30,625
Retirement benefit plans:
Amortization of net loss, prior service gain and transition obligation included in net periodic benefit cost, net of taxes	5,350	813	654	—	—	(1,467)	5,350
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of tax benefits	(5,233)	(804)	(641)	—	—	1,445	(5,233)

Comprehensive income (loss)	30,284	5,381	4,329	(8)	(13)	(9,231)	30,742
Capital stock expense	(4)	(1)	(1)	—	—	2	(4)
Common stock dividends	(21,135)	—	(3,639)	—	—	3,639	(21,135)
Preferred stock dividends	(540)	(267)	(191)	—	—	—	(998)
Issuance of common stock	—	—	—	—	25	(25)	—

Balance, June 30, 2009	$1,219,740	233,518	220,880	97	153	(442,648)	$1,231,740

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Changes in Stockholders’ Equity (unaudited)

Six months ended June 30, 2008

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and eliminations	HECO consolidated
Balance, December 31, 2007	$1,132,755	208,820	213,521	182	388	(410,911)	$1,144,755
Comprehensive income:
Income before preferred stock dividends of HECO and subsidiaries	52,557	10,404	11,181	(40)	(322)	(20,765)	53,015
Retirement benefit plans:
Amortization of net loss, prior service gain and transition obligation included in net periodic benefit cost, net of taxes	2,733	379	307	—	—	(686)	2,733
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of tax benefits	(2,618)	(369)	(295)	—	—	664	(2,618)

Comprehensive income (loss)	52,672	10,414	11,193	(40)	(322)	(20,787)	53,130
Common stock dividends	(14,089)	—	(6,764)	—	—	6,764	(14,089)
Preferred stock dividends	(540)	(267)	(191)	—	—	—	(998)
Issuance of common stock	—	—	—	—	100	(100)	—

Balance, June 30, 2008	$1,170,798	218,967	217,759	142	166	(425,034)	$1,182,798

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Cash Flows (unaudited)

Six months ended June 30, 2009

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and eliminations	HECO consolidated
Cash flows from operating activities
Income before preferred stock dividends of HECO and subsidiaries	$30,167	5,372	4,316	(8)	(13)	(9,209)	$30,625
Adjustments to reconcile income before preferred stock dividends of HECO and subsidiaries to net cash provided by operating activities:
Equity in earnings	(9,259)	—	—	—	—	9,209	(50)
Common stock dividends received from subsidiaries	3,689	—	—	—	—	(3,639)	50
Depreciation of property, plant and equipment	41,595	16,501	14,753	—	—	—	72,849
Other amortization	1,528	1,696	2,278	—	—	—	5,502
Changes in deferred income taxes	5,000	2,754	(490)	—	—	—	7,264
Changes in tax credits, net	(724)	(303)	(294)	—	—	—	(1,321)
Allowance for equity funds used during construction	(5,878)	(1,509)	(338)	—	—	—	(7,725)
Changes in assets and liabilities:
Decrease in accounts receivable	37,514	9,050	8,089	—	—	3,729	58,382
Decrease in accrued unbilled revenues	20,347	4,899	2,793	—	—	—	28,039
Decrease in fuel oil stock	16,643	2,846	2,894	—	—	—	22,383
Decrease (increase) in materials and supplies	(1,066)	(213)	739	—	—	—	(540)
Increase in regulatory assets	(6,787)	(1,420)	(2,357)	—	—	—	(10,564)
Increase (decrease) in accounts payable	(4,048)	(10,352)	1,519	—	—	—	(12,881)
Changes in prepaid and accrued income and utility revenue taxes	(42,552)	(9,376)	(9,331)	—	—	—	(61,259)
Changes in other assets and liabilities	6,387	(3,980)	(2,203)	(14)	(3)	(3,729)	(3,542)

Net cash provided by (used in) operating activities	92,556	15,965	22,368	(22)	(16)	(3,639)	127,212

Cash flows from investing activities
Capital expenditures	(122,500)	(39,002)	(12,971)	—	—	—	(174,473)
Contributions in aid of construction	2,851	1,382	684	—	—	—	4,917
Advances from (to) affiliates	(17,250)	—	(7,000)	—	—	24,250	—
Investment in consolidated subsidiary	(25)	—	—	—	—	25	—

Net cash used in investing activities	(136,924)	(37,620)	(19,287)	—	—	24,275	(169,556)

Cash flows from financing activities
Common stock dividends	(21,135)	—	(3,639)	—	—	3,639	(21,135)
Preferred stock dividends	(540)	(267)	(191)	—	—	—	(998)
Proceeds from issuance of long-term debt	—	3,168	—	—	—	—	3,168
Proceeds from issuance of common stock	—	—	—	—	25	(25)	—
Net increase in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	66,054	17,250	—	—	—	(24,250)	59,054
Increase (decrease) in cash overdraft	(1,046)	—	84	—	—	—	(962)
Other	(6)	(1)	(1)	—	—	—	(8)

Net cash provided by (used in) financing activities	43,327	20,150	(3,747)	—	25	(20,636)	39,119

Net increase (decrease) in cash and equivalents	(1,041)	(1,505)	(666)	(22)	9	—	(3,225)
Cash and equivalents, beginning of period	2,264	3,148	1,349	123	17	—	6,901

Cash and equivalents, end of period	$1,223	1,643	683	101	26	—	$3,676

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Cash Flows (unaudited)

Six months ended June 30, 2008

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and eliminations	HECO consolidated
Cash flows from operating activities
Income (loss) before preferred stock dividends of HECO and subsidiaries	$52,557	10,404	11,181	(40)	(322)	(20,765)	$53,015
Adjustments to reconcile income (loss) before preferred stock dividends of HECO and subsidiaries to net cash provided by (used in) operating activities:
Equity in earnings	(20,815)	—	—	—	—	20,765	(50)
Common stock dividends received from subsidiaries	6,814	—	—	—	—	(6,764)	50
Depreciation of property, plant and equipment	41,104	15,636	14,095	—	—	—	70,835
Other amortization	1,582	390	2,331	—	—	—	4,303
Changes in deferred income taxes	(429)	(503)	(2,666)	—	—	—	(3,598)
Changes in tax credits, net	491	284	113	—	—	—	888
Allowance for equity funds used during construction	(3,135)	(606)	(265)	—	—	—	(4,006)
Changes in assets and liabilities:
Increase in accounts receivable	(15,224)	(4,751)	(6,917)	—	—	280	(26,612)
Increase in accrued unbilled revenues	(4,381)	(1,020)	(3,308)	—	—	—	(8,709)
Decrease (increase) in fuel oil stock	(66,097)	340	(3,497)	—	—	—	(69,254)
Decrease (increase) in materials and supplies	(2,062)	(691)	49	—	—	—	(2,704)
Decrease (increase) in regulatory assets	238	(7)	(1,326)	—	—	—	(1,095)
Increase (decrease) in accounts payable	42,633	3,029	(28)	—	—	—	45,634
Changes in prepaid and accrued income and utility revenue taxes	(30,308)	(4,865)	(7,912)	—	—	—	(43,085)
Changes in other assets and liabilities	1,228	505	805	(4)	(43)	(280)	2,211

Net cash provided by (used in) operating activities	4,196	18,145	2,655	(44)	(365)	(6,764)	17,823

Cash flows from investing activities
Capital expenditures	(51,684)	(33,202)	(15,038)	—	—	—	(99,924)
Contributions in aid of construction	4,043	2,102	1,118	—	—	—	7,263
Advances from (to) affiliates	(25,100)	—	2,000	—	—	23,100	—
Investment in consolidated subsidiary	(100)	—	—	—	—	100	—
Other	862	—	—	—	(129)	—	733

Net cash used in investing activities	(71,979)	(31,100)	(11,920)	—	(129)	23,200	(91,928)

Cash flows from financing activities
Common stock dividends	(14,089)	—	(6,764)	—	—	6,764	(14,089)
Preferred stock dividends	(540)	(267)	(191)	—	—	—	(998)
Proceeds from issuance of long-term debt	10,856	1,266	2,680	—	—	—	14,802
Proceeds from issuance of common stock	—	—	—	—	100	(100)	—
Net increase in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	86,636	10,100	15,000	—	—	(23,100)	88,636
Decrease in cash overdraft	(8,581)	—	(1)	—	—	—	(8,582)

Net cash provided by financing activities	74,282	11,099	10,724	—	100	(16,436)	79,769

Net increase (decrease) in cash and equivalents	6,499	(1,856)	1,459	(44)	(394)	—	5,664
Cash and equivalents, beginning of period	203	3,069	773	198	435	—	4,678

Cash and equivalents, end of period	$6,702	1,213	2,232	154	41	—	$10,342

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated by reference in HEI’s and HECO’s Form 10-K for the year ended December 31, 2008 and should be read in conjunction with the annual (as of and for the year ended December 31, 2008) included in HEI’s and HECO’s Form 8-K dated June 9, 2009, and the quarterly (as of and for the three months ended March 31, 2009, and as of and for the three and six months ended June 30, 2009) consolidated financial statements of HEI and HECO and accompanying notes included in the Forms 10-Q for the first and second quarters of 2009.

HEI Consolidated

RESULTS OF OPERATIONS

(in thousands, except per share amounts)	Three months ended June 30,		% change	Primary reason(s) for significant change*
	2009	2008
Revenues	$525,901	$774,055	(32)	Decrease for the electric utility and the bank segments

Operating income	35,055	21,602	62	Increase for the bank segment (resulting from the impact of the June 2008 balance sheet restructuring), partly offset by decrease for the electric utility segment

Net income for common stock	15,479	5,136	201	Higher operating income, higher AFUDC, lower “interest expense—other than on deposit liabilities and other bank borrowings”, partly offset by higher income taxes**

Basic earnings per common share	$0.17	$0.06	183	Higher net income, partly offset by higher weighted average shares outstanding

Weighted-average number of common shares outstanding	91,384	84,052	9	Issuances of shares through a common stock offering in December 2008 and the HEI Dividend Reinvestment and Stock Purchase Plan and other Company plans

(in thousands, except per share amounts)	Six months ended June 30		% change	Primary reason(s) for significant change*
	2009	2008
Revenues	$1,069,698	$1,503,672	(29)	Decrease for the electric utility and the bank segments

Operating income	79,713	92,348	(14)	Decrease for the electric utility segment, partly offset by an increase for the bank segment (resulting from the impact of the June 2008 balance sheet restructuring)

Net income for common stock	35,874	39,103	(8)	Lower operating income, partly offset by higher AFUDC and lower “interest expense—other than on deposit liabilities and other bank borrowings”

Basic earnings per common share	$0.39	$0.47	(17)	Lower net income and higher weighted average shares outstanding

Weighted-average number of common shares outstanding	90,996	83,762	9	Issuances of shares through a common stock offering in December 2008 and the HEI Dividend Reinvestment and Stock Purchase Plan and other Company plans

*	Also, see segment discussions which follow.
**	The Company’s effective tax rates (federal and state) for the second quarters of 2009 and 2008 were 31% and 13%, respectively. The effective tax rate for the second quarter of 2008 reflects the effect of utilizing state tax credits against a significantly lower income tax expense base. The Company’s effective tax rate for the first six months of 2009 and 2008 were 34%.

Dividends. The payout ratios for 2008 and the first six months of 2009 were 116% and 159%, respectively. Excluding the $35.6 million net charge related to ASB’s balance sheet restructuring (and disregarding other adjustments to net income that would be necessary to more fully reflect the impact on net income if the restructuring had not occurred), the payout ratio for 2008 would have been 83%. HEI currently expects to maintain the dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation, including but not limited to the Company’s results of operations, the long-term prospects for the Company, and current and expected future economic conditions.

Economic conditions

Note: The statistical data in this section is from public third-party sources (e.g., Department of Business, Economic Development and Tourism; University of Hawaii Economic Research Organization; Hawaii Department of Labor and Industrial Relations; Honolulu Board of Realtors; Kauai Board of Realtors; Realtors Association of Maui; Realty Trac; Blue Chip Financial Forecasts; and local newspapers).

On a national level, improving economic data referred to as “green shoots” are appearing. The Blue Chip Economic Indicators survey in July 2009 reflects that a majority of the economists polled expect that, in the third quarter of 2009, the National Bureau of Economic Research will declare that the deepest recession since at least World War II is over. The Blue Chip Financial Forecast consensus dated July 1, 2009 reported real gross domestic product (GDP) decreased by 1.8% for the second quarter of 2009 but predicted GDP to increase by 0.7% and 1.8% in the third and fourth quarters of 2009, respectively. Consumer confidence at June 30, 2009 improved from March 31, 2009, but remains at the low level of 49.3 (1985=100) and consumer spending is negatively impacted by the higher savings trend.

Interest rates remained low during the second quarter of 2009, including relatively low mortgage rates. The low level of interest rates continued to put downward pressure on yields on loans and investments, but also contributed to lower deposit and borrowing costs.

While the national economy has signs of “green shoots,” the Hawaii economy continues to be weak and generally lags the U.S. economy in recovery. For the second quarter of 2009, the Hawaii economy continued to decline although stabilization is expected by the end of the year. Hawaii economic growth as measured by the change in real personal income is predicted to be lower by 2.7% in 2009 and 0.6% in 2010 before a moderate recovery begins in 2011.

The challenging economic environment has resulted in the State revising its estimate for the budget shortfall through June 2011 to $786 million, an increase of $56 million from the prior estimate of $730 million in May 2009. Governor Lingle is currently reviewing remedies to address the budget shortfall that includes layoffs, spending restrictions and/or furloughs.

At 7.4%, seasonally-adjusted Hawaii unemployment at the end of June 2009 remains well below the national average of 9.5%, but remains much higher than the average annual rates of 2.6% for 2007 and 4% for 2008. The Hawaii unemployment rate is expected to be 7.4% in 2009, 8.1% in 2010 and gradually recede beginning in 2011. Declines in tourism-related sectors and construction will result in job losses. The job base is expected to contract by 2.9% in 2009 and by 0.6% in 2010 before recovery begins.

Weakness is most notable in one of the state’s largest industries, tourism, which is affected by the health of the U.S. and key international economies, especially Japan. Total visitor arrivals declined 9.8% in the first half of 2009 compared to the same period in 2008. U.S. arrivals appear to have stabilized and Hawaii’s largest source of visitor arrivals, the Pacific coast states, experienced consecutive increases of 5.4% and 4.9% in May and June 2009, respectively, compared to the same periods in 2008. However, the H1N1 flu epidemic is expected to further reduce Japanese travel resulting in the outlook for 2009 Japanese visitor arrivals to be nearly 14% lower than their 2008 level. Total visitor arrivals in 2009 are expected to be down approximately 6.8% from 2008 levels, followed by an increase of 3.1% in 2010. The weakness in tourism is expected to impact the neighbor island economies more than Oahu because their economies rely more on tourism. Job losses for 2009 in the accommodation and food service sectors are estimated to be 6% or greater on Maui and Kauai and nearly 9% on the island of Hawaii. This compares to the estimated 2.5% decline for 2009 for Oahu. Visitor expenditures for 2009 were revised downward and are estimated to be down 10% from 2008.

Occupancy rates at Hawaii hotels are expected to average 66% in 2009 and remain below 70% until 2012. Aggressive pricing is expected to continue, resulting in an estimated 12% lower average daily room rate for 2009 compared to 2008.

The Oahu housing market continued to contract during the second quarter of 2009. Home sales for the first half of 2009 decreased 21.7% compared with the same period in 2008 with the median sales price of $570,000, down 9.4% compared with the same period last year. Local authorities note that while the housing market is still weak, there are indications that the worst may be over. Home sales rebounded slightly in June and sales speed of 45 days was the fastest in 2009. The Maui and Kauai housing markets are weaker than Oahu’s. For the first half of 2009, Maui and Kauai experienced home sales declines of 41% and 30% and price declines of 14% and 27%, respectively. The finite supply of developable land in Hawaii has been a stabilizing force although the pessimistic outlook for jobs and job growth puts downward pressure on prices and increases the risk for additional foreclosures. Foreclosures in Hawaii continue to rise. For the first half of 2009, the State of Hawaii had a foreclosure rate per housing unit of 1/141, a nearly 300% increase compared to the same period in 2008. The neighbor islands are experiencing a higher foreclosure rate than Oahu. For the first half of 2009, the foreclosure rate per housing unit was 1/81 for Kahului/Wailuku, Maui, 1/88 for Hilo, Hawaii and 1/98 for Kapaa, Kauai. While these rates are close to the U.S. average of 1/84, they are significantly higher than the 1/207 rate experienced in Honolulu.

The global tightening of credit and recession has impacted the Hawaii construction industry. Commercial and resort building are hampered by financing constraints and a weak national outlook. Residential construction is expected to decline as income and wealth losses undermine housing demand. Government spending initiatives may provide substantial support for the industry in the medium term. Construction activity, as measured by permitting activity (excluding military construction) declined 43% in the first half of 2009 compared with the same period in 2008.

Overall, the Hawaii economy remains weak but is expected to stabilize by the end of the year and there are some signs of modest recovery in the U.S. and Japan economies.

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

The extension through 2009 of bonus depreciation, as originally provided in the 2008 Economic Stimulus Act, has the most direct and immediate impact on the Company. Although not quantified, the additional tax depreciation deduction will increase deferred income taxes and provide positive cash flow. The energy related provisions of the 2009 Act may impact utility operations indirectly. Some of the energy incentives are as follows: (1) a 30% tax credit of up to $1,500 for the purchase of highly efficient residential air conditioners, heat pumps or furnaces, (2) $0.3 billion in rebates for purchases of efficient appliances, (3) $20 billion for “green” jobs to make wind turbines and solar panels and to improve energy efficiency in schools and federal buildings, (4) $6 billion in loan guarantees for renewable energy projects, (5) $5 billion to help low-income homeowners make energy improvements, (6) $11 billion to modernize and expand the U.S. electric power grid, (7) $2 billion for research into batteries for future electric cars and (8) the extension of existing energy incentives and the addition of a few new ones. Finally, the 2009 Act temporarily eliminates the alternative minimum tax preference item for private activity bond interest for bonds (such as special purpose revenue bonds issued by HECO and its subsidiaries) issued in 2009 and 2010, including the $150 million of special purpose revenue bonds issued for the benefit of HECO and HELCO on July 30, 2009. This favorable change may influence the utilities’ decision to participate in issuances of additional bonds before the end of 2010.

The Company will continue to analyze the 2009 Act for its impacts on results of operations, financial condition and liquidity and for the opportunities it presents.

Retirement benefits. For the first six months of 2009, the Company’s defined benefit retirement plans’ assets generated a return, net of investment management fees, of 7.0%. The market value of the defined benefit retirement plans’ assets as of June 30, 2009 was $761 million compared to $726 million at December 31, 2008, an increase of approximately $35 million.

Additional guidance on funding relief for qualified defined benefit pension plans was received in March 2009 including: (1) IRS Notice 2009-22 related to the application of new asset valuation rules included in the “Worker, Retiree, and Employer Recovery Act of 2008” and (2) publication of a “Special Edition March 2009 employee plans news” related to yield curve selection for the target liability calculation. As a result, the Company estimates that the cash funding for the qualified defined benefit pension plans in 2009 and 2010 will be about $16 million and $48 million, respectively, which should fully satisfy the minimum required contribution, including requirements of the utilities pension tracking mechanisms and the Plan’s funding policy. Prior to the March 2009 funding relief measures, cash funding to satisfy the minimum required contribution in 2009 and 2010 was estimated to be $21 million and $64 million, respectively.

Other factors could cause changes to the required contribution levels. The Pension Protection Act provides that if a pension plan’s funded status falls below certain levels more conservative assumptions must be used to value obligations and restrictions on participant benefit accruals may be placed on the plans.

Commitments and contingencies. See Note 7 of HEI’s “Notes to Consolidated Financial Statements.”

Recent accounting pronouncements and interpretations. See Note 9 of HEI’s “Notes to Consolidated Financial Statements.”

“Other” segment

(in thousands)	Three months ended June 30,		% change	Primary reason(s) for significant change
	2009	2008
Revenues	$(15)	$(16)	NM
Operating loss	(2,614)	(2,802)	NM	Lower expenses, including executive compensation and consulting fees
Net loss	(4,037)	(4,203)	NM	See explanation for operating loss

(in thousands)	Six months ended June 30,		% change	Primary reason(s) for significant change
	2009	2008
Revenues	$(47)	$(132)	NM	Lower unrealized losses on venture capital investments
Operating loss	(6,146)	(6,402)	NM	See explanation for revenues and lower expenses, including proxy costs
Net loss	(8,656)	(9,397)	NM	See explanation for operating loss and lower interest expense

NM Not meaningful.

The “other” business segment includes results of operations of HEI and American Savings Holdings, Inc., holding companies; HEI Investments, Inc. (HEIII), a company previously holding investments in leveraged leases; Pacific Energy Conservation Services, Inc., a contract services company primarily providing wind farm operational and maintenance services to an affiliated electric utility; HEI Properties, Inc., a company holding passive, venture capital investments; The Old Oahu Tug Service, Inc., a maritime freight transportation company that ceased operations in 1999; and eliminations of intercompany transactions. Since HEIII sold all of its leveraged lease investments by the end of 2007, HEIII has filed articles of dissolution and is winding up its affairs.

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

The consolidated capital structure of HEI (excluding ASB’s deposit liabilities and other borrowings) was as follows as of the dates indicated:

(in millions)	June 30, 2009		December 31, 2008
Short-term borrowings—other than bank	$55	2%	$—	—%
Long-term debt, net—other than bank	1,215	45	1,212	46
Noncontrolling interest: cumulative preferred stock of subsidiaries	34	1	34	1
Common stock equity	1,402	52	1,389	53

	$2,706	100%	$2,635	100%

As of August 1, 2009, the Standard & Poor’s (S&P) and Moody’s Investors Service’s (Moody’s) ratings of HEI securities were as follows:

	S&P	Moody’s
Commercial paper	A-3	P-2
Senior unsecured debt	BBB	Baa2

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

HEI’s overall S&P corporate credit rating is BBB/Negative/A-3 and S&P’s outlook for HEI is “negative.” HEI’s issuer rating by Moody’s is Baa2 and Moody’s outlook for HEI is “negative.”

The rating agencies use a combination of qualitative measures (e.g., assessment of business risk that incorporates an analysis of the qualitative factors such as management, competitive positioning, operations, markets and regulation) as well as quantitative measures (e.g., cash flow, debt, interest coverage and liquidity ratios) in determining the ratings of HEI securities. In May 2009, S&P revised HEI’s outlook to negative from stable, and lowered its commercial paper rating to “A-3” from “‘A-2”’. S&P indicated the rating actions reflected its view that the next two years are likely to be challenging for HEI's electric utilities, which HEI relies on for cash flows to service its own obligations, chiefly debt repayment and common stock distributions. S&P stated that the deterioration in the Hawaii economy is likely to weaken 2009 and 2010 consolidated metrics, which it observed have been only marginally supportive of the “BBB” corporate credit ratings currently assigned to HEI.

S&P designates business risk profiles as “excellent,” “strong,” “satisfactory,” “fair,” “weak” or “vulnerable.” S&P’s financial risk designations are “minimal,” “modest,” “intermediate,” “significant,” “aggressive” and “highly leveraged.” In August 2009, S&P listed HEI’s business risk profile as “strong” and financial risk profile as “significant.”

On July 20, Moody’s issued a news release in which it indicated it had changed HEI’s rating outlook to negative from stable and affirmed HEI’s long-term and short-term (commercial paper) ratings. Moody’s indicated that the rating affirmation reflects the fact that notwithstanding the issues outlined in the release, HEI’s financial metrics are reasonably positioned in its rating category. See discussion below regarding the negative outlook.

Subsequently on August 3, 2009, Moody’s issued a credit opinion on HEI. Regarding the negative rating outlook, Moody’s indicated that “HEI’s negative rating outlook reflects the impact of a weakened economy that is affecting electric demand and electric sales resulting in weaker financial performance, which may be influencing the outcome of state regulatory decisions, the high dividend payout ratio, the existence of a negative rating outlook at ASB and the concentration risk that exists at HEI from the very high dependence on the Hawaiian economy.” Moody’s stated that “[t]he rating could be downgraded should weaker than expected economic growth and regulatory support emerge at HECO which ultimately causes earnings and sustainable cash flows to suffer over an extended period.” Consequently, if Moody’s expectations regarding the future sustainable levels of the Company’s consolidated financial ratios were to shift such that expectations for FFO (Funds From Operations, defined as net cash flow from operations less net changes in working capital items) to Adjusted Debt were to fall below 16% (15% last twelve months as of March 31, 2009-latest reported by Moody’s) or expectations for FFO to Adjusted Interest were less than 3.5x (3.3x last twelve months as of March 31, 2009-latest reported by Moody’s) on a sustained basis, the rating could be lowered.

See the electric utilities’ and bank’s respective “Liquidity and capital resources” sections below for the ratings of HECO and ASB.

Information about HEI’s short-term borrowings and line of credit facility was as follows:

	Six months ended June 30, 2009
(in millions)	Average balance	End-of-period balance	December 31, 2008
Short-term borrowings [1]
HEI commercial paper	$—	$—	$—
HEI line of credit draws	—	—	—
Line of credit facility (expiring March 31, 2011) [1]		$100	$100
Undrawn capacity under HEI’s line of credit facility [2]		100	100

[1]

In the future, the Company may seek to enter into new lines of credit and may also seek to increase the amount of credit available under such lines as management deems appropriate. This table does not include HECO’s separate commercial paper issuances and line of credit facilities and draws.

[2]	At August 1, 2009, there was no outstanding commercial paper balance and the line of credit facility was undrawn.

HEI utilizes short-term debt, typically commercial paper, to support normal operations, to refinance commercial paper, to retire long-term debt and for other temporary requirements. HEI also periodically makes short-term loans to HECO to meet HECO’s cash requirements, including the funding of loans by HECO to HELCO and MECO. As of June 30, 2009, HEI had no short-term borrowings outstanding and had short-term loans to HECO of $46 million. HEI expects that it will require short-term borrowings in the latter half of 2009. Since HEI’s commercial paper rating has been downgraded to A-3/P-2, management believes that it will access the commercial paper market at higher prices and shorter maturities, or access may be unreliable. Such limitations could cause HEI to draw on its syndicated credit facility instead. Management believes that if HEI’s commercial paper ratings were to be further downgraded, or if credit markets for commercial paper with HEI’s ratings or otherwise were to further tighten, it would be even more difficult and expensive to sell commercial paper or it might not be able to sell commercial paper in the future.

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

Starting April 16, 2009, HEI began satisfying the common stock requirements of its Dividend Reinvestment and Stock Purchase Plan and the Hawaiian Electric Industries Retirement Savings Plan through open market purchases of its common stock. Prior to April 16, 2009, issuances of common stock for these plans were a source of capital for HEI and provided new capital of $43 million in 2008 and $41 million in 2007. Management continuously evaluates the company’s capital needs in determining how long to continue open market purchases.

For the first six months of 2009, net cash provided by operating activities of consolidated HEI was $180 million. Net cash provided by investing activities for the same period was $193 million, primarily due to net decreases in loans receivable and investment and mortgage-related securities at ASB, partly offset by HECO’s consolidated capital expenditures. Net cash used in financing activities during this period was $291 million as a result of several factors, including net decreases in other bank borrowings, retail repurchase agreements and deposit liabilities and the payment of common stock dividends, partly offset by a net increase in short-term borrowings, proceeds from the issuance of common stock under HEI plans (before such plans began satisfying their requirements through open market purchases) and funds from the drawdown of SPRB proceeds.

Forecasted HEI consolidated “net cash used in investing activities” (excluding “investing” cash flows from ASB) for 2009 through 2011 consists primarily of the net capital expenditures of HECO and its subsidiaries. In addition to the funds required for the electric utilities’ construction program, approximately $150 million will be required in 2011 to repay maturing HEI medium-term notes, which are expected to be repaid with the proceeds from the issuance of commercial paper, bank borrowings, common stock issued under Company plans and/or dividends from subsidiaries. Additional debt and/or equity financing may be utilized to pay down commercial paper or other short-term borrowings or may be required to fund uncertain or unanticipated expenditures not included in the 2009 through 2011 forecast, such as increases in the costs of or an acceleration of the construction of capital projects of the utilities, utility capital expenditures that may be required by the HCEI or new environmental laws and regulations, unbudgeted acquisitions or investments in new businesses, significant increases in retirement benefit funding requirements and higher tax payments that would result if certain tax positions taken by the Company do not prevail. In addition, existing debt may be refinanced prior to maturity (potentially at more favorable rates) with additional debt or equity financing (or both).

The Company was not required to make any contributions to the qualified pension plans to meet minimum funding requirements pursuant to ERISA for 2008, but made voluntary contributions in 2008. Contributions to the retirement benefit plans totaled $15 million in 2008 (comprised of $14 million made by the utilities, $1 million by HEI and nil by ASB) and are expected to total $27 million in 2009 ($26 million by the utilities, $1 million by HEI and nil by ASB). Depending on the performance of the assets held in the plans’ trusts and numerous other factors, additional contributions may be required in the future to meet the minimum funding requirements of ERISA or to pay benefits to plan participants. Although credit markets have tightened and may tighten further, the Company believes it will have adequate access to capital resources to support any necessary funding requirements.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The Company’s results of operations and financial condition can be affected by numerous factors, many of which are beyond the Company’s control and could cause future results of operations to differ materially from historical results. For information about certain of these factors, see pages 12 to 13, 39 to 44, and 53 to 55 of HEI’s MD&A, which is filed in HEI Exhibit 99.1 to HEI’s Form 8-K dated June 9, 2009.

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

For information about these material estimates and critical accounting policies, see pages 13 to 14, 44 to 45, and 56 of HEI’s MD&A, which is filed in HEI Exhibit 99.1 to HEI’s Form 8-K dated June 9, 2009.

Following are discussions of the results of operations, liquidity and capital resources of the electric utility and bank segments.

Electric utility

RESULTS OF OPERATIONS

(dollars in thousands, except per barrel amounts)	Three months ended June 30,		% change	Primary reason(s) for significant change
	2009	2008
Revenues	$450,417	$688,121	(35)	Lower fuel oil and purchased energy fuel costs, the effects of which are generally passed on to customers ($215 million), lower KWH sales ($21 million) and lower DSM costs recovered through a surcharge ($1 million)

Expenses

Fuel oil	131,885	273,755	(52)	Lower fuel oil costs and less KWHs generated

Purchased power	115,189	177,226	(35)	Lower fuel costs and less KWHs purchased

Other operation	63,181	59,422	6	See “Results – three months ended June 30, 2009” below

Maintenance	29,431	23,990	23	See “Results – three months ended June 30, 2009” below

Depreciation	36,425	35,401	3	Additions to plant in service in 2008

Taxes, other than income taxes	41,975	62,371	(33)	Decrease in revenues

Other	168	560	(70)

Operating income	32,163	55,396	(42)	Lower sales and higher other operation and maintenance (O&M) and depreciation expenses

Net income for common stock	15,495	27,432	(44)	Lower operating income, partly offset by higher AFUDC

Kilowatthour sales (millions)	2,400	2,476	(3)	Slowing economy, customer conservation, cooler, less humid weather on Oahu and the effect of an additional leap year day in February 2008

Cooling degree days (Oahu)	1,244	1,295	(4)

Average fuel oil cost per barrel	$50.69	$104.78	(52)

(dollars in thousands, except per barrel amounts)	Six months ended June 30,		% change	Primary reason(s) for significant change
	2009	2008
Revenues	$912,214	$1,312,010	(30)	Lower fuel oil and purchased energy fuel costs, the effects of which are generally passed on to customers ($337 million), and lower KWH sales ($71 million), partially offset by higher DSM costs recovered through a surcharge ($2 million)

Expenses

Fuel oil	277,174	523,298	(47)	Lower fuel oil costs and less KWHs generated

Purchased power	229,673	328,021	(30)	Lower fuel costs and less KWHs purchased

Other operation	125,578	115,001	9	See “Results – six months ended June 30, 2009” below

Maintenance	55,594	47,603	17	See “Results – six months ended June 30, 2009” below

Depreciation	72,849	70,835	3	Additions to plant in service in 2008

Taxes, other than income taxes	87,710	119,857	(27)	Decrease in revenues

Other	404	1,016	(60)

Operating income	63,232	106,379	(41)	Lower sales and higher other O&M and depreciation expenses

Net income for common stock	29,627	52,017	(43)	Lower operating income, partly offset by higher AFUDC

Kilowatthour sales (millions)	4,631	4,885	(5)	Slowing economy, customer conservation, cooler, less humid weather on Oahu and the effect of an additional leap year day in February 2008

Cooling degree days (Oahu)	2,003	2,249	(11)

Average fuel oil cost per barrel	$55.19	$99.29	(44)

Note: The electric utilities had an effective tax rate for the second quarters of 2009 and 2008 of 36% and 38%, respectively. The electric utilities had an effective tax rate for the first six months of 2009 and 2008 of 36% and 38%, respectively.

See “Economic conditions” in the “HEI Consolidated” section above.

Results – three months ended June 30, 2009. Operating income for the second quarter of 2009 decreased 42% from the same period in 2008 due primarily to lower sales and higher other operation and maintenance (O&M) expenses. For the second quarter of 2009, KWH sales were down 3.1% compared with the same quarter of 2008, primarily due to the soft economy, cooler weather and ongoing customer conservation.

“Other operation” expenses for the second quarter of 2009 increased by $3.8 million over the same period in 2008, primarily due to $1.6 million higher planned production and transmission and distribution operations expenses to maintain reliable operations and pursue renewable initiatives, higher DSM expenses (see “Demand-side management programs” below) that are generally passed on to customers through surcharges ($0.9 million) and $0.9 million higher bad debt expense. Maintenance expense increased $5.4 million primarily due to the greater scope of generating unit overhauls and higher expenses for substation maintenance, vegetation management and overhead and underground line maintenance.

The trend of increased O&M expenses is expected to continue as the electric utilities expect higher production expenses (primarily due to increased utilization of HECO’s generating assets commensurate with the level of demand that has occurred over the past five years), higher contract services costs, and higher transmission and distribution expenses to maintain system reliability. Also, additional expenses are expected to be incurred for the costs of CIP CT-1, for environmental compliance in response to more stringent regulatory requirements, and to execute the provisions of the Energy Agreement. Partly offsetting the anticipated increased costs are lower DSM expenses (that are generally passed on to customers through a surcharge) due to the transition of energy efficiency programs to a third-party administrator in July 2009.

Although peak demand moderated in 2008, generation reserve margins on Oahu continued to be strained. HECO has taken a number of steps to mitigate the risk of outages, including securing additional purchased power, adding DG at some substations, completing all utility requirements for system operation for CIP CT-1 on August 3, 2009 and encouraging energy conservation. The costs of supplying energy to meet high demand and the maintenance costs required to sustain high availability of the aging generating units have been increasing and the trend of increased costs is not likely to ease.

Results – six months ended June 30, 2009. Operating income for the first six months of 2009 decreased 41% from the same period in 2008 due primarily to lower sales and higher operation and maintenance (O&M) expenses. For the first six months of 2009, kilowatthour (KWH) sales were down 5.2% compared to the same period in 2008. The decline in sales is attributable to cooler, less humid weather, one less day of sales due to the leap year day in 2008, the soft economy and ongoing customer conservation.

“Other operation” expenses increased by $10.6 million in the first six months of 2009 compared to the same period in 2008, primarily due to higher DSM expenses (see “Demand-side management programs” below) that are generally passed on to customers through surcharges ($3.4 million), $3.4 million higher planned production and transmission and distribution operations expense to maintain reliable operations and pursue renewable initiatives; and $1.4 million higher bad debt expense. Maintenance expense increased $8.0 million, primarily due to the greater scope and number of generating unit overhauls and higher expenses for overhead and underground line maintenance, vegetation management and substation maintenance.

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

In its June 30, 2009 filing with the PUC, HECO reported a consolidated RPS of 18% in 2008. This was accomplished through a combination of municipal solid waste, geothermal, wind, biomass, hydro, photovoltaic and biodiesel renewable generation resources; renewable energy displacement technologies; and energy savings from efficiency technologies.

The electric utilities are actively exploring the use of biofuels for existing and planned company-owned generating units. HECO has committed to using 100% biofuels for its new 110 MW generating unit planned for 2009. HECO is researching the possibility of switching its steam generating units from fossil fuels to biofuels, and in the Energy Agreement has committed to do so if economically and technically feasible and if adequate biofuels are available. In July 2009, HECO and MECO submitted separate applications with the PUC to approve biodiesel supply contracts for their respective biodiesel demonstration projects, and to include the biodiesel fuel costs and related costs in their respective energy cost adjustment clauses. HECO’s application also requested approval of capital project costs, but MECO’s estimated capital project costs were below the threshold that required separate PUC approval.

In January 2007, HECO and MECO agreed to form a venture with BlueEarth Biofuels LLC (BlueEarth) to develop a biodiesel production facility on MECO property on the island of Maui. BlueEarth Maui Biofuels LLC (BlueEarth Maui), a joint venture to pursue biodiesel development, was formed in early 2008 between BlueEarth and Uluwehiokama Biofuels Corp. (UBC), a non-regulated subsidiary of HECO. In February 2008, an Operating Agreement and an Investment Agreement were executed between BlueEarth and UBC, under which UBC invested $400,000 in BlueEarth Maui in exchange for a minority ownership interest. MECO began negotiating with

BlueEarth Maui for a fuel purchase contract for biodiesel to be used in existing diesel-fired units at MECO’s Maalaea plant. However, negotiations for the biodiesel supply contract stalled based on an inability to reach agreement on various financial and risk allocation issues. In October 2008, BlueEarth filed a civil action in federal district court in Texas against MECO, HECO and others alleging claims based on the parties’ failure to have reached agreement on the biodiesel supply and related land agreements. The lawsuit seeks damages and equitable relief. In April 2009, the venue of the action was transferred to Hawaii. A trial date has been scheduled for June 2010. Work on the project was suspended because the litigation was filed. The Memorandum of Understanding (MOU) between HECO, MECO and BlueEarth regarding the project has also expired. Although HECO remains committed to supporting development of renewable fuels production, because of the filing of the litigation, the expiration of the MOU, and other factors, HECO and MECO now consider the project terminated.

The electric utilities also support renewable energy through their solar water heating and heat pump programs, and the negotiation and execution of purchased power contracts with non-utility generators using renewable sources (e.g., refuse-fired, geothermal, hydroelectric, photovoltaic and wind turbine generating systems). In November 2007, HECO entered into a contract with Hoku Solar, Inc. to purchase energy from a photovoltaic system with a generating capacity of up to 300 kilowatts (kW) to be located at HECO’s Archer Substation. The PUC approved the contract in May 2008, and Hoku Solar is seeking financing for the project. In October 2008, the PUC approved a power purchase contract between MECO and Lanai Sustainability Research, LLC for the purchase of up to 1.2 MW of electricity from a photovoltaic system owned by Lanai Sustainability Research, LLC, which was placed in service in December 2008. In December 2008, the PUC approved a power purchase contract between HELCO and Keahole Solar Power LLC (a wholly-owned subsidiary of Sopogy, Inc.) for the purchase of energy from a 500 kW concentrated solar power facility, which is now being installed. In March 2009, HECO and HELCO filed an executed term sheet with the PUC for a power purchase contract with Hu Honua Bioenergy, LLC, which intends to refurbish a biomass plant located on the island of Hawaii. In July 2009, HECO executed a purchase power agreement with Kahuku Wind Power, LLC, subject to PUC approval, to purchase 30 MW of electricity from a wind turbine generating system.

On April 30, 2009, HECO filed an application with the PUC for approval of a Photovoltaic (PV) Host Pilot Program. If approved, this will be a two-year pilot program whereby HECO, HELCO and MECO would lease rooftops or other space from property owners, with a focus on governmental facilities, for third-party owned photovoltaic systems. The PV developer would own, operate and maintain the system and sell the energy to the utilities at a fixed rate under a long term contract.

In September 2007, HECO issued a Solicitation of Interest for its planned Renewable Energy Request for Proposals (RFP) for combined renewable energy projects up to 100 MW on Oahu. In June 2008, the PUC approved HECO’s Oahu Renewable Energy RFP and HECO issued the RFP shortly thereafter. HECO received bids representing a variety of renewable technologies and a short list of bids proceeding to the Interconnection Requirements Study phase has been identified. Interconnection requirements studies are underway. Included in the bids received were proposals for large scale neighbor island wind projects. In accordance with the Energy Agreement, the proposals for large scale neighbor island wind projects (Big Wind projects) were bifurcated from the Oahu Renewable Energy RFP. The utilities intend to separately negotiate purchase power agreements with two neighbor island wind projects that would produce energy to be imported to Oahu via a yet-to-be-built undersea transmission cable system.

On July 17, 2009, HECO filed an application requesting approval to (1) to defer the costs of outside services incurred in 2009 and 2010 to conduct the studies and analyses necessary (a) to reliably and effectively integrate large amounts of wind-generated renewable energy potentially located on the islands of Molokai and Lanai to the Oahu electric grid, and (b) to assess the potential routes and permitting requirements for the Oahu transmission lines and facilities necessary to interconnect undersea cables delivering power from the Big Wind Projects to Oahu; and (2) to recover the expenses for these “Big Wind Implementation Studies” through a surcharge mechanism. The specific approvals requested included approvals (1) to defer the costs for outside services (estimated at $6.3 million) for the Big Wind Implementation Studies that are expected to be incurred from January 1, 2009 through 2010, and that would otherwise be expensed; and (2) to recover the revenue requirements of those deferred costs through the Renewable Energy Infrastructure Program/Clean Energy Infrastructure Surcharge (REIP/CEI Surcharge) that is pending approval or, in the alternative, through a Big Wind Project-specific surcharge (Big Wind Surcharge) mechanism that the PUC would approve in this proceeding. If the PUC does not approve recovery of the Big Wind Implementation Studies expenses through a surcharge mechanism, HECO requested PUC approval (1) to defer the Big Wind Implementation Studies costs beginning January 1, 2009 until its next rate case, (2) to amortize the deferred costs over a three-year period beginning when rates established in the next rate case that reflect the amortization become effective, (3) to include the annual amortization expense in determining the revenue requirements in that next rate case, and (4) to include the unamortized balance of the deferred costs in rate base to determine HECO’s revenue requirement.

HECO’s unregulated subsidiary, Renewable Hawaii, Inc. (RHI), was established to stimulate renewable energy initiatives by prospecting for new projects and sites and taking a passive, minority interest in selected third-party renewable energy projects. Beginning in 2003, RHI actively pursued a number of projects, particularly those utilizing wind, landfill gas, and ocean energy. While RHI has executed some memoranda of understanding and conditional investment agreements with project developers, no investments have been made to date. Due to the active renewable energy marketplace in Hawaii, RHI is not seeking new projects at this time.

The electric utilities promote research and development in the areas supporting renewable energy such as biofuels, ocean energy, battery storage, smart grids, and integration of non-firm power into the separate island electric grids.

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

In June 2008, HECO issued a RFP, which seeks proposals for the supply of up to approximately 100 MW of long-term renewable energy for the island of Oahu under a PPA. Bids were received in September 2008 and a short list of bidders was identified in December 2008. Further discussions with the short listed bidders have begun and an interconnection requirements study has commenced. The RFP schedule provides for selection of an Award Group in August 2009 and submittal of PPAs for PUC approval by December 2009. The Energy Agreement recognized that the Oahu Renewable Energy RFP provides an excellent near-term opportunity to add new clean renewable energy sources on Oahu and included the anticipated up to 100 MW of renewable energy from these project proposals in its goals. See “Renewable energy strategy” above for a discussion on the bifurcation of the large-scale neighbor island wind project proposals from the other proposals received in response to the Oahu Renewable Energy RFP.

In December 2007, in response to MECO’s request for approval to proceed with a competitive bidding process to acquire two separate increments of approximately 20 MW to 25 MW of firm generating capacity on the island of Maui in the 2011 and 2015 timeframes, the PUC opened a new docket related to MECO’s proposed RFP, identified MECO and the Consumer Advocate as parties to the docket and approved MECO’s contract with the Independent Observer for the proposed RFP. The schedule for competitive bidding for the first capacity increment (recently targeted for 2015) anticipated the issuance of a draft RFP in 2010. MECO, however, is currently evaluating the projected need date for firm capacity. As a result, the timing for the planned competitive bidding effort is currently also under review.

In May 2008, the PUC issued a D&O stating that PGV’s proposal to modify its existing PPA with HELCO to provide an additional 8 MW of firm capacity by expanding its existing facility is exempt from the Competitive Bidding Framework, and negotiations to modify that PPA are currently ongoing. In the third quarter of 2008, the PUC granted requests for waivers from the Competitive Bidding Framework for four projects (at HELCO—one biomass, a wind/hydroelectric and a wind/battery energy storage, and at MECO—one biomass), subject to the submittal of a fully executed term sheet within four months of the decision granting the waiver, and documentation showing the fairness of the price being included in the application for approval of a PPA. In the fourth quarter 2008, the PUC granted a request for waiver from the Competitive Bidding Framework for another biomass project on the island of Hawaii, subject to the same conditions as the four previous waivers. The waivers granted in the third quarter of 2008 expired in December 2008 and January 2009 due to the inability of the parties to reach agreement on term sheets. As an alternative to submitting fully executed term sheets for the wind/hydroelectric and wind/battery energy storage projects on the Island of Hawaii, HECO and HELCO informed the PUC that they will be proposing a competitive bidding process to acquire renewable generation on the island of Hawaii. In February 2009, HELCO submitted preliminary plans and timeline for the proposed competitive bidding process and advised the PUC that adjustments may be considered to include firm dispatchable and/or schedulable resources depending on the status of the remaining waivered biomass project. In March 2009, HELCO reached agreement on a term sheet with the remaining waivered biomass project. In April 2009, HELCO retained an Independent Engineering consultant to evaluate the suitability of the current generation system conditions for issuing an RFP for acquiring additional renewable resources. In June 2009, the Independent Engineer submitted a preliminary draft of their recommendations, which is currently being reviewed by HELCO.

In September 2008, HECO submitted fully executed term sheets for the following three renewable energy projects on Oahu that were “grandfathered” from the competitive bidding process: a Honua Power steam turbine generator, a Kahuku Wind Power wind farm, and a Sea Solar Power International ocean thermal energy conversion project. In October 2008, timelines for the completion and execution of the power purchase contracts and the planned in-service dates for these three projects were submitted to the PUC. In May 2009, HECO submitted to the PUC an update to the October 2008 filing on the status of negotiations with Honua Power, Kahuku Wind Power and Sea Solar Power International. HECO and Kahuku Wind Power signed a PPA in July 2009, subject to PUC approval. Certain appendices of the PPA will be revised to reflect completion and mutual acceptance of the results of the interconnection requirements study, which is ongoing. Negotiations to reach a PPA with Honua Power and Sea Solar Power International are currently ongoing.

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

In April 2006, the PUC provided clarification to the conditions under which the utilities are allowed to provide regulated DG services (e.g., the utilities can use a portfolio perspective—a DG project aggregated with other DG systems and other supply-side and demand-side options—to support a finding that utility-owned, customer-sited DG projects fulfill a legitimate system need, and the economic standard of “least cost” in the order means “lowest reasonable cost” consistent with the standard in the IRP framework). The PUC also affirmed that the electric utility has the responsibility to demonstrate that it meets all applicable criteria included in the D&O in its application for PUC approval to proceed with a specific DG project.

The utilities are developing or evaluating potential DG projects. In September 2008, HECO executed an agreement with the State of Hawaii Department of Transportation to develop a dispatchable standby generation (DSG) facility at the Honolulu Airport that will be owned by the State and operated by HECO. The D&O encouraged HECO to pursue such DG operating arrangements with customers. HECO filed an application to the PUC for approval of the agreement in December 2008.

By a D&O issued in June 2009, the PUC approved the agreement for the DSG facility at the Honolulu International Airport. The PUC also approved HECO’s request to waive the project from the Competitive Bidding Framework and HECO’s commitment of funds. However, the PUC denied HECO’s proposed accounting and ratemaking treatment for capital and overhaul reimbursement payments to be made by HECO to the Department of Transportation under the terms of the agreement. HECO will work with the Department of Transportation to restructure the agreement to provide HECO with the ability to seek cost recovery for these expenses in accordance with the PUC D&O.

HECO is also evaluating the potential to develop utility-owned DG at Oahu military bases, in a manner consistent with the D&O, in order to meet utility system needs and the energy objectives of the DOD. In 2009, HECO will conduct a feasibility review of extending the use of temporary DG units that were installed at various HECO substations in 2005 to 2007 and converting them to run on biodiesel.

In February 2008, MECO received PUC approval of an agreement for the installation of a CHP system at a hotel site on the island of Lanai. The CHP system is being installed and is planned to be in service in the third quarter of 2009.

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

As required in the Energy Agreement, the utilities conducted a review of the modified DG interconnection tariffs to evaluate whether the tariffs are effective in supporting non-utility DG and distributed energy storage by improving the process and procedure for interconnection. HECO filed its evaluation report to the PUC in June 2009, concluding that the process has been working efficiently. Several minor modifications to clarify portions of the tariff were identified. A request to modify the DG interconnection tariff will be filed with the PUC later in 2009.

DG and distributed energy storage under the Energy Agreement. Under the Energy Agreement, the utilities committed to facilitate planning for distributed energy resources through a new Clean Energy Scenario Planning process. Under this process, Locational Value Maps will be developed by December 31, 2009 to identify areas where DG and distributed energy storage would provide utility system benefits and can be reasonably accommodated.

The utilities also agreed to power utility-owned DG using sustainable biofuels or other renewable technologies and fuels, and to support either customer-owned or utility-owned distributed energy storage.

The parties to the Energy Agreement support reconsideration of the PUC’s restrictions on utility-owned DG where it is proven that utility ownership and dispatch clearly benefits grid reliability and ratepayer interests, and the equipment is competitively procured. The parties also support HECO’s dispatchable standby generation units upon showing reasonable ratepayer benefits.

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

As of August 3, 2009, the return on average common equity (ROACE) found by the PUC to be reasonable in the most recent final rate decision for each utility was 10.7% for HECO (D&O issued on May 1, 2008, based on a 2005 test year), 11.5% for HELCO (D&O issued on February 8, 2001, based on a 2000 test year) and 10.94% for MECO (amended D&O issued on April 6, 1999, based on a 1999 test year). The ROACEs used by the PUC in the interim rate increases in HECO, HELCO and MECO rate cases based on 2009, 2006 and 2007 test years issued in August 2009, April 2007 and December 2007, were 10.5%, 10.7% and 10.7% respectively.

For the 12 months ended June 30, 2009, the actual ROACEs (calculated under the rate-making method, which excludes the effects of items not included in determining electric utility rates, and reported to the PUC) for HECO, HELCO and MECO were 6.40%, 6.77% and 5.22%, respectively. HECO’s actual ROACE was 410 basis points lower than its interim D&O ROACE primarily due to lower KWH sales and increased O&M expenses, which are expected to continue. HELCO and MECO’s actual ROACEs were 393 and 548 basis points, respectively, lower than their interim D&O ROACEs due in part to lower KWH sales.

As of August 3, 2009, the return on rate base (ROR) found by the PUC to be reasonable in the most recent final rate decision for each utility was 8.66% for HECO, 9.14% for HELCO and 8.83% for MECO (D&Os noted above). The RORs used by the PUC for purposes of the interim D&Os in the HECO, HELCO and MECO rate cases based on 2009, 2006 and 2007 test years were 8.45%, 8.33% and 8.67%, respectively. For the 12 months ended June 30, 2009, the actual RORs (calculated under the rate-making method, which excludes the effects of items not included in determining electric utility rates, and reported to the PUC) for HECO, HELCO and MECO were 5.61%, 4.87% and 5.21%, respectively.

In 2009, HECO, and in 2007, HELCO and MECO received interim D&Os, which included the reclassification to a regulatory asset of the charge for retirement benefits that would otherwise be recorded in accumulated other comprehensive income (AOCI).

For a description of some of the rate-making changes that the parties have agreed to pursue under the Energy Agreement, see “Hawaii Clean Energy Initiative” in Note 5 of HECO’s “Notes to Consolidated Financial Statements.”

HECO.

2005 test year rate case. In November 2004, HECO filed a request with the PUC to increase base rates, based on a 2005 test year, a 9.11% ROR and an 11.5% ROACE. Disregarding an amount included in the request to transfer the cost of existing DSM programs from a surcharge line item on electric bills into base electricity charges, which issue was bifurcated for consideration in another proceeding, the requested base rates increase was $74 million, or 7.3%.

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

On May 1, 2008, the PUC issued the final D&O for HECO’s 2005 test year rate case, which was consistent with a stipulated revised results of operations filed by the parties on March 28, 2008, and authorized an increase of $45 million in annual revenues ($34 million net) based on a 10.7% ROACE (and an 8.66% ROR on a rate base of $1.060 billion). In the final D&O, the PUC accepted the parties’ position that the review of the ECAC under Act 162 (Hawaii Revised Statutes §269-16(g)) should not be required in this case, but would be made in HECO’s 2007 test year rate case.

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

2007 test year rate case. On December 22, 2006, HECO filed a request with the PUC for a general rate increase of $99.6 million, or 7.1% over the electric rates currently in effect (i.e., over rates that included the interim rate increase discussed above of $53 million ($41 million net additional revenues) granted by the PUC in September 2005), based on a 2007 test year, an 8.92% ROR, an 11.25% ROACE and a $1.214 billion average rate base. This rate case excluded DSM surcharge revenues and associated incremental DSM costs because certain DSM issues, including cost recovery, were being addressed in another proceeding.

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

2009 test year rate case. On July 3, 2008, HECO filed a request for a general rate increase of $97 million or 5.2% over the electric rates currently in effect (i.e., over rates that included the interim rate increase discussed above granted by the PUC in HECO’s 2007 test year rate case, which amount is $77 million based on the effects of the final decision in HECO’s 2005 test year rate case), based on a 2009 test year, an 8.81% ROR, an 11.25% ROACE, and a $1.408 billion rate base. HECO’s application requested an interim increase of $73 million on or before the statutory deadline for interim rate relief and a step increase of $24 million based on the return on the annualized net investment of the new CIP CT-1 and recovery of associated expenses to be effective at the in-service date of the new unit.

The requested rate increase was based on anticipated plant additions estimated at the time of filing of $375 million in 2008 and 2009 (including the new CIP CT-1 and related transmission line) to maintain and improve system reliability, higher operation and maintenance costs required for HECO’s electrical system, and higher depreciation expenses since the last rate case. To the extent actual project costs are higher than the estimate included in the requested rate increase (e.g., higher costs for the CIP CT-1 and transmission line), HECO plans to seek recovery in a future proceeding. As in its 2007 test year rate case, HECO requests continuation of its ECAC in its present form. The request excludes incremental DSM costs from the test year revenue requirement due to the transition of HECO’s DSM programs to a third-party program administrator in 2009 as ordered by the PUC.

In August 2008, the PUC granted the DOD’s motion to intervene in the rate case proceeding. In September 2008, the PUC held a public hearing on HECO’s rate increase application.

In the Energy Agreement, the parties agree to seek approval from the PUC to implement in the interim D&O in the 2009 HECO rate case a decoupling mechanism (see Decoupling proceeding below). HECO filed updates to its 2009 test year rate case in November and December 2008, which proposed to establish a revenue balancing account for a decoupling mechanism and a purchased power adjustment clause. As discussed below, the PUC in its interim D&O did not approve the proposal to establish an RBA to be effective as of the date of the interim D&O, pending the outcome of the decoupling proceeding. Also, the PUC asked for more information on the power purchase adjustment clause and HECO provided additional support for the reasonableness of the surcharge in the supplemental testimonies filed on July 20, 2009.

In March 2009, HECO agreed to remove certain costs and expenses from the rate case, including unamortized system development costs related to replacement of its customer information system due to a delay in transitioning to the new system. See Note 5 of HECO’s “Notes to Consolidated Financial Statements.”

In April 2009, the Consumer Advocate and the DOD filed their direct testimonies in this proceeding. The Consumer Advocate recommended a revenue increase of $62.7 million based on its proposed ROR of 7.86%, an ROACE ranging between 9.5% and 10.5% and a proposed average rate base of $1.259 billion. The Consumer Advocate recommended an average rate base treatment for the CIP CT-1, rather than accept the Company’s proposal for a step increase based on the annualized net cost of the CIP CT-1 which would go into effect on the in-service date of the new unit. In its recommendations, the Consumer Advocate also removed the costs and expenses identified by HECO in March 2009 relating to the replacement of HECO’s customer information system. The DOD recommended a revenue increase of $45.1 million based on its proposed ROR of 7.85%, an ROACE of 9.50% and a proposed average rate base of $1.309 billion. The DOD also recommended an average rate base treatment for the CIP CT-1 and in its recommendations has removed the costs and expenses identified by HECO in March 2009 relating to the replacement of HECO’s customer information system.

On May 15, 2009, HECO, the Consumer Advocate and the DOD (the parties) executed and filed an agreement on most of the issues in HECO’s 2009 test year rate case proceeding. The settlement agreement included an interim increase amounting to $79.8 million annually, or a 6.2% increase. The settlement agreement represented a negotiated compromise of the parties’ respective positions and was approximately 18% lower than HECO’s original request for a $97 million increase in revenues. For purposes of the interim decision only, the parties agreed upon a ROACE of 10.50%. The settlement agreement reflected the average rate base treatment for the CIP CT-1 rather than HECO’s proposal for a step increase based on the annualized net cost of CIP CT-1. As part of the settlement, the parties also agreed that the PUC should allow HECO to establish an RBA, which would remove the linkage between electric revenues and KWH sales, to be effective on the date of the interim D&O. If approved, the RBA would have provided a mechanism to adjust revenues (increases/decreases) subsequent to the interim D&O for the differences (shortages/overages) between the actual revenues and the revenues determined in the interim D&O.

The remaining issues among the parties impacting the amount of the increase for the proceeding related to the appropriate test year expense amount for informational advertising, and the appropriate ROACE for the test year. HECO believes its test year estimate for informational advertising and a ROACE of 11%, assuming the approval of a revenue adjustment mechanism, is reasonable. If HECO prevails on the remaining issues, the additional annual revenue increase would be approximately $7 million more than agreed upon in the settlement agreement.

On May 19, 2009, based on the understandings reached in the settlement agreement, HECO submitted its statement of probable entitlement, requesting an interim increase of $79.8 million, based on an 8.45% return on average rate base of $1.253 billion.

On July 2, 2009, the PUC issued an interim D&O in HECO’s 2009 test year rate case proceeding. The interim D&O approved a rate increase for interim purposes, but directed that adjustments be made to reduce the increase reflected in HECO’s statement of probable entitlement for several items, including certain labor expenses, and the costs related to CIP CT-1. Part of the labor expense reduction relates to new positions established to carry out initiatives included in the HCEI. The PUC removed certain costs related to HCEI, because those initiatives are still the subject of pending PUC proceedings and have not yet been approved. The PUC removed the costs related to CIP CT-1 from rate base indicating that the record did not yet demonstrate that the CIP CT-1 unit would be in service by the end of the 2009 test year. The PUC did not approve the proposal to establish an RBA to be effective as of the date of the interim D&O, pending the outcome of the decoupling proceeding.

Based on the adjustments, HECO calculated the interim increase amount at $61.1 million annually or a 4.7% increase (compared to $79.8 million, or a 6.2% increase, agreed to by the parties under the settlement agreement) and submitted the information to the PUC on July 8, 2009. The interim increase amount is based on a return on average common equity of 10.50% agreed to by the parties for purposes of the interim decision only, and an 8.45% return on average rate base of $1.169 billion (compared to the average rate base of $1.253 billion agreed to by the parties in their settlement agreement).

On July 15, 2009, in responding to HECO’s calculations, the Consumer Advocate stated that HECO’s proposed adjustments were conservatively prepared, that HECO’s revised schedules were in general compliance with the PUC’s interim D&O, and that it did not object to HECO’s filing. The Consumer Advocate also identified Hawaii Clean Energy Initiative (HCEI)-related costs of $1.5 million that were included in the settlement agreement and HECO’s statement of probable entitlement that it believed could be subject to interpretation as to whether they should be included in the interim rate relief under the D&O. HECO filed a response providing an explanation supporting the inclusion of these costs in its original interim increase calculations. The DOD did not file any comments on HECO’s interim increase calculations. The interim decision was implemented on August 3, 2009. If the amounts collected pursuant to an interim decision exceed the amount of the increase ultimately approved in the final D&O, then the excess would have to be refunded to HECO’s customers, with interest.

In the interim D&O, the PUC indicated the parties are allowed to provide additional testimonies regarding the items excluded from the statement of probable entitlement and requested additional testimonies on certain issues by July 20, 2009. HECO, the Consumer Advocate and the DOD provided testimonies on those issues on July 20, 2009. On July 17, 2009, the PUC rescheduled the evidentiary hearing that was originally scheduled to begin the week of August 10, 2009 to instead begin the week of October 26, 2009. As the PUC did not accept the material terms of the settlement agreement, any (and all) of the parties may withdraw from the agreement and pursue their respective positions at the hearing, but none of the parties have indicated an intention to do so.

Management cannot predict the timing, or ultimate outcome, of a final D&O in this rate case.

HELCO.

2006 test year rate case. In May 2006, HELCO filed a request with the PUC to increase base rates by $29.9 million, or 9.24% in annual base revenues, based on a 2006 test year, an 8.65% ROR, an 11.25% ROACE and a $369 million average rate base. HELCO’s application included a proposed new tiered rate structure, which would enable most residential users to see smaller increases in the range of 3% to 8%. The tiered rate structure was designed to minimize the increase for residential customers using less electricity and is expected to encourage customers to take advantage of solar water heating programs and other energy management options. In addition, HELCO’s application proposed new time-of-use service rates for residential and commercial customers. The proposed rate increase would pay for improvements made to increase reliability, including transmission and distribution line improvements and the two generating units at the Keahole power plant (CT-4 and CT-5), and increased O&M expenses. The application requested the continuation of HELCO’s ECAC.

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

2010 test year rate case. On July 17, 2009, HELCO filed a Notice of Intent to file an application for a general rate increase on or after November 25, 2009 (but before January 1, 2010).

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

On July 17, 2009, the parties filed joint proposed findings of fact and conclusions of law.

Management cannot predict the timing, or the ultimate outcome, of a final D&O in this rate case.

2010 test year rate case. On July 17, 2009, MECO filed a Notice of Intent to file an application for a general rate increase on or after September 30, 2009 but before January 1, 2010.

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

On October 24, 2008, the PUC opened an investigative proceeding to examine implementing a decoupling mechanism for the utilities. In addition to the utilities and the Consumer Advocate, there are five other parties in the proceeding. On May 11, 2009, the utilities and the Consumer Advocate filed their joint final statement of position and the other parties filed their final statements of position. The utilities’ and Consumer Advocate’s joint proposal is for a decoupling mechanism with two components: (1) a sales decoupling component via a revenue balancing account and a revenue escalation component via a revenue adjustment mechanism and (2) an earnings sharing mechanism. Panel hearings at the PUC were completed on July 1, 2009 and the PUC has requested additional information from the parties, to which HECO is responding. Briefing by the parties is scheduled to be completed in September 2009.

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

Demand-side management programs. On February 13, 2007, the PUC issued its D&O in the Energy Efficiency Demand-Side Management (EE DSM) Docket that had been opened by the PUC to bifurcate the EE DSM issues originally raised in the HECO 2005 test year rate case. In the D&O, the PUC required that the administration of all EE DSM programs be turned over to a non-utility, third-party administrator, with the transition to the administrator, funded through a public benefits fund (PBF) surcharge. The PUC opened a new docket to select a third-party administrator and to refine details of the new market structure in an order issued in September 2007. In the order, the PUC stated that “[u]pon selection of the PBF Administrator, the PUC intends, in this docket, to determine whether the electric utilities will be allowed to compete for the implementation of the Energy Efficiency DSM programs.” In July 2008, the PUC issued an Order to Initiate the Collection of Funds for the PBF Administrator of Energy Efficiency Programs, which authorized the electric utilities to expense $50,000 per quarter beginning July 1, 2008 for the initial start-up costs associated with the PBF Administrator and recover the cost in the DSM surcharge; confirmed that the load management, SolarSaver Pilot (SSP) and Residential Customer Energy Awareness programs shall remain with the electric utilities; and directed the electric utilities to continue to operate the DSM programs through June 30, 2009, after which transition period the electric utilities can compete for implementation of DSM programs as a subcontractor. The PUC issued its RFP for the PBF Administrator and proposals were received.

In December 2008, the PUC notified Science Applications International Corporation (SAIC) that it had been selected to continue negotiations with the PUC to become the PBF Administrator. The utilities had worked with SAIC to develop the PBF Administrator proposal selected by the PUC that included continued delivery of the existing energy efficiency programs by the utilities as subcontractor to SAIC. The PUC executed a PBF Administrator contract with SAIC in March 2009. HECO subsequently entered into discussions with SAIC on HECO’s role as a subcontractor to SAIC.

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

On May 13, 2009, having been unable to negotiate an acceptable agreement to be a subcontractor to SAIC, HECO ended negotiations and began to focus on implementing the transition of the energy efficiency programs to the PBF Administrator. On July 1, 2009, SAIC began administering the energy efficiency DSM programs.

The EE DSM Docket D&O also provides for HECO’s recovery of DSM program costs and utility incentives. With respect to cost recovery, the PUC continues to permit recovery of reasonably-incurred DSM implementation costs, under the IRP framework. On June 29, 2009, HECO filed with the PUC a request to increase its residential DSM programs budget by a net $1.4 million primarily to pay customer incentives related to DSM program applications that will have been completed and approved through June 30, 2009. The payments to customers of these incentives had been postponed in order for HECO to remain within the monthly program budgets. In June 2009, HECO accrued and expensed the net $1.4 million of incentives. The PUC required that HECO confirm that all required payments of customer incentives (related to undisputed program applications completed and approved through June 30, 2009 for the Residential Efficient Water Heating and Residential New Construction Programs) have been made, and HECO made the required incentive payments and provided the required confirmation in July 2009. HECO is awaiting a determination from the PUC on its request to increase its program budget.

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

In April 2008, HECO filed an application for approval of a Dynamic Pricing Pilot (DPP) Program and for recovery of the incremental costs of the program through the DSM Adjustment component of the IRP Cost Recovery Provision. Dynamic pricing is a type of demand response program that allows prices to change from normal tariff rates as system conditions change and encourages customer curtailment of load through price incentives when there is insufficient generation to meet a projected peak demand period. The proposed pilot program would run for approximately one year and test the effect of a demand response program on a sample of residential customers. In its February 18, 2009 Statement of Position (SOP), the Consumer Advocate did not object to the PUC’s approval of the proposed pilot program, with certain qualifications. On June 8, 2009, the PUC, in its “Order Directing HECO to Modify its Dynamic Pricing Pilot Program,” directed HECO to “modify the DPP Program to address the recommendations and concerns outlined in the Consumer Advocate’s SOP”, or alternatively, “HECO and the Consumer Advocate may file a stipulated proposed DPP Program.” HECO plans to meet with the Consumer Advocate to discuss its recommendations and concerns in order to respond to the PUC’s order. The contents of HECO’s response and its filing date are dependant on the outcome of discussions with the Consumer Advocate.

Avoided cost generic docket. In May 1992, the PUC instituted a generic investigation to examine the proxy method and formula used by the electric utilities to calculate their avoided energy costs and Schedule Q rates. In general, Schedule Q rates are available to customers with cogeneration and/or small power production facilities with a capacity of 100 kW or less who buy power from or sell power to the electric utility. The parties to the proceeding agreed that avoided fuel costs, except for Lanai and Molokai, would be determined using a computer production simulation model and agreed on certain parameters that would be used to calculate avoided costs. In March 2008, the PUC ordered that the new avoided energy cost rates and Schedule Q rates would go into effect on August 1, 2008. HECO, HELCO and MECO filed new avoided energy costs rates and Schedule Q rates, which were determined using the new differential revenue requirements “resource-in/resource-out” methodology instead of the proxy method. These rates were effective from August 1 through December 31, 2008, and the fuel component of the rates was adjusted monthly for changes in fuel prices.

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

The parties to the Energy Agreement agreed to seek to replace the IRP process with a new Clean Energy Scenario Planning (CESP) process, described in the Energy Agreement, intended to be used to determine future investments in transmission, distribution and generation that will be necessary to facilitate high levels of renewable energy production. Requests by the parties to the Energy Agreement to move to the CESP process were filed with the PUC on November 6, 2008, and the PUC acted on those requests by ordering the utilities and the Consumer Advocate to develop a joint proposal for a framework for the CESP process. HECO and the Consumer Advocate filed a proposed CESP framework with the PUC on April 28, 2009. The proposed CESP framework revises the previous IRP framework and proposes a planning process to develop generation and transmission resource plan options for multiple 20-year planning scenarios. From these scenarios, the framework proposes the development of a 5-year Action Plan based on range of resource needs identified through the various scenarios analyzed. Furthermore, the framework proposes that the CESP include the identification of Renewable Energy Zones, or geographic areas of the islands of rich renewable energy resources in which infrastructure improvements should be focused. The framework also proposes that the CESP include the identification of any geographic areas of the distribution system in which distributed generation or DSM resources are of higher value. The parties committed to supporting reasonable and prudent investment in the ongoing maintenance and upgrade of the existing generation, transmission and distribution systems, unless the CESP process determines otherwise. On May 14, 2009, the PUC opened an investigative proceeding to examine the proposed CESP framework. In addition to HECO, HELCO, Kauai Island Utility Cooperative (KIUC) and the Consumer Advocate, eleven parties have been allowed as intervenors in the proceeding.

HECO’s IRP. On September 30, 2008, HECO filed its fourth IRP (IRP-4) covering a 20-year (2009-2028) planning horizon, subject to PUC approval. The IRP-4 preferred plan called for all future generation to be renewable. In addition, it called for conversion of a number of existing HECO-owned generating units to utilize biofuels and for continued aggressive implementation of DSM programs. In addition to CIP CT-1, HECO had plans to pursue the installation of a 100 MW biofueled CT at the same station in the 2011-2012 timeframe and to submit to the PUC a request for a waiver from the competitive bidding process to install this increment of additional firm capacity. The addition of two simple-cycle CTs would add to the system additional fast starting and ramping capability, which would facilitate integration of as-available generation (such as wind and solar) to the system. HECO also had plans to remove Waiau Unit 3, a 46 MW oil-fired cycling unit, from service after the second CT is in service, and would later determine whether to place the unit in emergency reserve status or to retire the unit. Subsequent to the filing of IRP-4, HECO is revisiting its plans to submit an application and waiver request for the second CT at Campbell Industrial Park given the uncertainty of future sales and peak demand.

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

HECO’s 2009 CIP CT-1 and transmission line. See “CIP CT-1 and transmission line” in Note 5 of HECO’s “Notes to Consolidated Financial Statements.”

Adequacy of supply.

HECO. HECO’s 2009 Adequacy of Supply (AOS) letter, filed in February 2009, indicated that HECO’s analysis estimates its reserve capacity shortfall to be approximately 30 MW in 2009, even with the addition of the CIP CT-1, primarily because shortfalls are projected to occur before the unit is installed and will not be entirely alleviated once the unit is available for service. Generation shortfalls did not occur during the first half of 2009, in part because power demand was consistently less than forecasted primarily due to weather that was cooler than normal. Moreover, sustained maintenance efforts have resulted in a leveling in availability rates that had been declining since 2002, at levels that continue to be better than those for comparable units on the U.S. mainland. Barring unforeseen equipment failures, generation capacity shortfalls were not expected to occur prior to startup of CIP CT-1 when reserve capacity conditions were substantially improved.

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

HECO reported in its 2009 AOS letter that, after the scheduled mid-2009 addition of the CIP CT-1, and in recognition of the uncertainty underlying key forecasts, it anticipates that its reserve capacity situation could range from a shortfall of 10 MW if demand is higher than expected to a surplus of 50 MW in a base case scenario for

2010, with the shortfalls higher and the surpluses lower in future years. However, in May 2009, HECO prepared a new sales and peak forecast in which HECO projects peak demand to be lower than previously forecast. The impact of this lower peak demand forecast on HECO’s reserve capacity needs is currently being evaluated. As noted under “HECO’s IRP” above, HECO is revisiting its plans to submit an application and waiver request to pursue the installation of a second biofueled CT (100 MW) at its CIP generating station in the 2011-2012 timeframe given its projection of future sales and peak demand. HECO may seek, under the guidance of the Competitive Bidding Framework issued by the PUC in December 2006, a firm, dispatchable renewable resource to meet future needs, while continuing contingency planning activities.

HECO’s gross peak demand was 1,327 MW in 2004, 1,273 MW in 2005, 1,315 MW in 2006, 1,261 MW in 2007 and 1,227 MW in 2008. Peak demand may vary from year to year, but over time, demand for electricity on Oahu is projected to increase. On occasions in 2004 through 2007, HECO issued public requests that its customers voluntarily conserve electricity as generating units were out for scheduled maintenance or were unexpectedly unavailable. In addition to making the requests, in 2005 through 2007, HECO on occasion remotely turned off water heaters for a number of residential customers who participate in its load-control program. No such requests were made or actions taken in 2008 or thus far in 2009.

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

Energy Independence and Security Act of 2007. On February 11, 2009, the PUC issued an order initiating an investigation whether to implement any of four new federal standards, as required by the Public Utility Regulatory Policies Act of 1978, as amended by the Energy Independence and Security Act of 2007. In summary, the four standards are as follows: (1) each electric utility shall integrate energy efficiency resources into utility, state and regional plans and adopt policies establishing cost-effective energy efficiency as a priority resource; (2) electric utility rates shall align utility incentives with the delivery of cost-effective energy efficiency and promote energy efficiency investments; (3) each state shall consider requiring that, prior to undertaking investments in non-advanced grid technologies, an electric utility demonstrate to the state that it considered an investment in a qualified smart grid system; and (4) all electricity purchasers shall be provided direct access to pricing, usage and power source information from their electricity provider. The PUC named HECO, HELCO, MECO, Kauai Island Utility Cooperative and the Consumer Advocate as parties in this proceeding. In May 2009, HECO, HELCO and MECO filed a joint position statement recommending that the PUC decline to adopt the four new federal standards, as there are already existing processes and proceedings before the PUC to consider Hawaii-specific standards. Management cannot predict the outcome of this proceeding.

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

Renewable Portfolio Standard. Act 155, passed by the 2009 Hawaii legislature and signed into law by the Governor, has amended Hawaii’s RPS law to require electric utilities to meet an RPS of 10% by December 31, 2010, 15% by December 31, 2015, 25% by December 31, 2020, and 40% by December 31, 2030. The revised RPS law is consistent with the commitment the utilities agreed to in the Energy Agreement signed as part of the HCEI and provides that beginning January 1, 2015, electrical energy savings from renewable energy displacement technologies (such as solar water heating) or from energy efficiency and conservation programs shall not count toward the RPS. The amended RPS law includes a requirement for the PUC to evaluate the standard every five years, beginning in 2013, to determine whether the standards remain effective and achievable and whether the standards should be revised in light of their findings. The standard under the law prior to the amendment (8% of KWH sales by December 31, 2005) was met in 2005 when the electric utilities attained an RPS of 11.7%. The utilities are committed to achieving these goals; however, due to risks such as potential delays in IPPs being able to deliver contracted renewable energy (see risks under Forward-looking Statements), it is possible the electric utilities may not attain the required renewable percentages in the future, and management cannot predict the future consequences of failure to do so (including potential penalties to be assessed by the PUC).

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

In December 2007, the PUC issued a D&O approving a stipulated RPS framework to govern electric utilities’ compliance with the RPS law. In a follow up order in December 2008, the PUC approved a penalty of $20 for every MWh that an electric utility is deficient under Hawaii’s RPS law. See “Hawaii Clean Energy Initiative” in Note 5 of HECO’s “Notes to Consolidated Financial Statements” for a further discussion of the penalty.

In its December 2007 D&O, the PUC deferred the RPS incentive framework to a new generic docket (Renewable Energy Infrastructure Program or REIP Docket). The parties to the REIP Docket include the electric utilities, the Consumer Advocate, an environmental organization and Hawaii Renewable Energy Alliance (HREA). Public hearings were held in May 2008.

The Renewable Energy Infrastructure Program proposed by HECO in the RPS docket consists of two components: (1) renewable energy infrastructure projects that facilitate third-party development of renewable energy resources, maintain existing renewable energy resources and/or enhance energy choices for customers, and (2) the creation and implementation of a temporary renewable energy infrastructure surcharge to recover the capital costs, deferred costs for software development and licenses, and/or other relevant costs approved by the PUC. These costs would be removed from the surcharge and included in base rates in the utility’s next rate case. In July 2008, statements of position were filed with the PUC, in which the Consumer Advocate recommended approval of, HREA supported, and the environmental organization did not oppose the REIP proposed by HECO. In October 2008, pursuant to the PUC’s request, the parties to the docket informed the PUC, among other things, that the parties (1) have reached an agreement on all of the issues in the docket, (2) agree that it is appropriate that the PUC approve the utilities’ proposed REIP and related REIP surcharge, (3) agree that the record in the proceeding is complete and ready for PUC decision-making, and (4) waive an evidentiary hearing. In the first quarter of 2009, the parties responded to information requests prepared by the PUC’s consultant, and in July 2009, the utilities and the Consumer Advocate submitted separate legal briefs, which responded to the PUC’s questions on legal issues.

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

On December 3, 2008, HELCO, MECO and the Consumer Advocate filed stipulations to increase their net energy metering system caps from 1% to 3% of system peak demand (among other changes). On December 26, 2008, the PUC issued an order approving the proposed caps, but directed the parties to file a proposed plan to address the provisions regarding net energy metering in the Energy Agreement. The parties are required to file their proposed plans by August 14, 2009. The parties, however, will be allowed to amend their plans based on the decision in the FIT proceeding.

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

In response to Massachusetts v. EPA, the EPA proposed an endangerment finding that current and projected concentrations of six key GHGs in the atmosphere threaten the public health and welfare of current and future generations and that motor vehicle emissions that contain four of the six GHGs identified in the endangerment finding contribute to climate change. The proposed endangerment finding was published in the Federal Register on April 24, 2009. The proposed finding, if adopted, would not require any specific action by industry and the EPA noted that an endangerment finding under one part of the CAA would not automatically trigger regulation under other parts of the CAA. Since, however, the CAA’s language regarding endangerment findings due to motor vehicle emissions is virtually identical to its language regarding stationary source emissions, such as those emitted from the electric utilities’ facilities, there is little doubt that the EPA will make the same or similar endangerment finding regarding GHG emissions from stationary sources. In the announcement of the proposed endangerment finding, the EPA stressed that the agency and President Obama’s administration prefer comprehensive legislation to address climate change due to GHG emissions and to create a framework for a clean energy economy.

Although, the proposed GHG reporting rule and proposed endangerment finding do not require control of GHGs, they are seen as necessary prerequisites for GHG reduction requirements under the CAA. The electric utilities, therefore, are reviewing the proposals.

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

Suspension of Hawaii capital goods excise tax credit. Act 178, which became law on July 15, 2009, temporarily suspended the Hawaii capital goods excise tax credit for property placed in service between May 1 and December 31, 2009. This credit is a 4% investment credit on depreciable tangible personal property placed into service in Hawaii. This suspension of the credit could increase HECO’s consolidated current income tax liability by as much as $6 million, depending on the property placed in service during the suspension period. Since these tax credits are deferred and amortized over the expected lives of the properties, the annual net income impact of losing these credits would be significantly lower and is estimated to be $0.2 million per year for the next 30 years.

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

The AMI project application includes a request to approve a contract between Sensus Meter Systems, Inc. and HECO under which HECO, MECO and HELCO would purchase smart meters and pay Sensus to provide and maintain an AMI system to operate the smart meters. By its terms, either party may declare the contract null and void if it is not approved by a PUC D&O issued by November 30, 2009. Currently, the PUC procedural schedule for review of the application indicates that the PUC may not issue a D&O on the application by November 30, 2009.

HECO continues to operate a Sensus AMI network, currently consisting of 8,000 advanced meters at both residential and commercial customer sites on Oahu, and gathered additional data regarding commercially-available Meter Data Management (MDM) software. The utilities plan to issue an RFP for MDM software by the end of 2009. The MDM will ultimately capture the increased data volume from advanced meters and will serve as the data warehouse and knowledge store for current and future utility applications, and integrate with the utilities’ Customer Information System.

AMI technology enables automated meter reading, improved field service operations, more accurate meter readings, time-of-use pricing and conservation options for HECO customers. The utilities are developing a Smart Grid roadmap and are exploring other utility applications such as distribution circuit monitoring and water heater and air conditioning load control for improved residential and commercial customer reliability and renewables support. AMI technology is rapidly evolving and has become an integral part of the utilities’ Smart Grid planning.

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

HECO’s consolidated capital structure was as follows as of the dates indicated:

(in millions)	June 30, 2009		December 31, 2008
Short-term borrowings	$101	5%	$42	2%
Long-term debt	908	41	905	42
Cumulative preferred stock	22	1	22	1
Noncontrolling interest – cumulative preferred stock of subsidiaries	12	—	12	—
Common stock equity	1,197	53	1,189	55

	$2,240	100%	$2,170	100%

As of August 1, 2009, the S&P and Moody’s ratings of HECO securities were as follows:

	S&P		Moody’s
Commercial paper	A-3		P-2
Special purpose revenue bonds-insured
(principal amount noted in parentheses, senior unsecured, insured as follows):
Ambac Assurance Corporation ($0.2 billion)	BBB	*	Baa1	*
Financial Guaranty Insurance Company ($0.3 billion)	BBB	*	Baa1	*
MBIA Insurance Corporation ($0.3 billion)	A	**	Baa1	**
Syncora Guarantee Inc. (formerly XL Capital Assurance Inc.) ($0.1 billion)	BBB	*	Baa1	*
Special purpose revenue bonds – uninsured ($150 million)	BBB		Baa1
HECO-obligated preferred securities of trust subsidiary	BB+		Baa2
Cumulative preferred stock (selected series)	Not rated		Baa3

The above ratings reflect only the view of the applicable rating agency at the time the ratings are issued, from whom an explanation of the significance of such ratings may be obtained. Such ratings are not recommendations to buy, sell or hold any securities; such ratings may be subject to revision or withdrawal at any time by the rating agencies; and each rating should be evaluated independently of any other rating. HECO’s overall S&P corporate credit rating is BBB/Negative/A-3. HECO’s issuer rating by Moody’s is Baa1 and Moody’s outlook for HECO is “negative.”

*	Rating corresponds to HECO’s rating (senior unsecured debt rating by S&P or issuer rating by Moody’s) because, as a result of rating agency actions to lower or withdraw the ratings of these bond insurers after the bonds were issued, HECO’s current ratings are either higher than the current rating of the applicable bond insurer or the bond insurer is not rated.
**	Following MBIA’s announced restructuring in February 2009, the revenue bonds issued for HECO and its subsidiaries and insured by MBIA have been reinsured by MBIA Insurance Corp. of Illinois (MBIA Illinois), whose name was subsequently changed to National Public Finance Guarantee Corp. (National). The financial strength rating of National by S&P is A. Moody’s ratings on securities that are guaranteed or “wrapped” by a financial guarantor are generally maintained at a level equal to the higher of the rating of the guarantor (if rated at the investment grade level) or the published underlying rating. The insurance financial strength rating of National by Moody’s is Baa1, which is the same as Moody’s issuer rating for HECO.

The rating agencies use a combination of qualitative measures (e.g., assessment of business risk that incorporates an analysis of the qualitative factors such as management, competitive positioning, operations, markets and regulation) as well as quantitative measures (e.g., cash flow, debt, interest coverage and liquidity ratios) in determining the ratings of HECO securities. In May 2009, S&P revised HECO’s outlook to negative from stable, and lowered HECO’s short-term rating to “A-3” from “A-2.” S&P indicated the rating actions reflected its view that the next two years are likely to be challenging for HEI’s electric utilities. S&P stated that the deterioration in the Hawaii economy is likely to weaken 2009 and 2010 consolidated metrics, which it observed have been only marginally supportive of the “BBB” corporate credit ratings currently assigned to HECO. In July 2009, S&P issued a bulletin which stated “the interim ruling July 2 in Hawaiian Electric Co. Inc.’s (HECO; BBB/Negative/A-3) rate case and a recently announced delay in the company’s rate case hearings is adverse for credit quality but is adequately captured in the negative outlook assigned to the ratings last month.”

S&P designates business risk profiles as “excellent,” “strong,” “satisfactory,” “fair,” “weak” or “vulnerable.” S&P’s financial risk designations are “minimal,” “modest,” “intermediate,” “significant,” “aggressive” and “highly leveraged.” In August 2009, S&P listed HECO’s business risk profile as “strong” and financial risk profile as “significant.”

On July 20, 2009, Moody’s issued a news release in which it indicated it had changed HECO’s rating outlook to negative from stable, affirmed HECO’s long-term and short-term (commercial paper) ratings, and assigned a Baa1 rating to the $150 million senior unsecured SPRBs due 2039 that were subsequently issued on July 30, 2009 by the Department of Budget and Finance of the State of Hawaii (DBF) for the benefit of HECO and HELCO. See discussion below regarding the negative outlook and rating affirmation.

Subsequently on August 3, 2009, Moody’s issued a credit opinion on HECO. Moody’s indicated that the rating affirmation reflects the fact that notwithstanding the issues outlined in the credit opinion, the utilities’ financial metrics are reasonably positioned in its rating category. Regarding the negative rating outlook, Moody’s indicated that “HECO’s negative rating outlook reflects the impact of a weakened economy that is affecting electric demand and electric sales resulting in weaker financial performance, which may be influencing the outcome of state regulatory decisions, at a time when the company’s capital investment program is substantial.” Moody’s stated that “[t]he rating could be downgraded should weaker than expected regulatory support emerge at HECO or if the economy worsens materially more than anticipated causing earnings and sustainable cash flows to suffer.” Consequently, if the utilities’ financial ratios declined on a permanent basis such that FFO (Funds From Operations defined as net cash flow from operations less net changes in working capital items) to Adjusted Debt falls below 17% (17% last twelve months as of March 31, 2009-latest reported by Moody’s) or FFO to Adjusted Interest declines to less than 3.5x (3.6x last twelve months as of March 31, 2009-latest reported by Moody’s) for an extended period, the rating could be lowered.

Information about HECO’s short-term borrowings (other than from MECO), HECO’s line of credit facilities and special purpose revenue bonds authorized by the Hawaii legislature for issuance for the benefit of the utilities was as follows:

	Six months ended June 30, 2009
(in millions)	Average balance	End-of-period balance		December 31, 2008
Short-term borrowings
Commercial paper	$1	$—		$—
Line of credit draws	6	55		—
Borrowings from affiliates	31	46		42

Line of credit facilities [1]
Undrawn capacity under line of credit facility expiring March 31, 2011 [2]		120		175
Undrawn capacity under line of credit facility expiring September 8, 2009 [3]		75		75

Special purpose revenue bonds authorized for issue
2005 legislative authorization (expiring June 30, 2010)-HELCO		$20		$20
2007 legislative authorization (expiring June 30, 2012)
HECO		260	[4]	260
HELCO		115	[4]	115
MECO		25		25

Total special purpose revenue bonds available for issue		$420		$420

[1]

At August 1, 2009, there was no outstanding commercial paper balance and outstanding short-term borrowings under the credit facility expiring on March 31, 2011 totaled $80 million. HECO may seek to modify the credit facility expiring March 31, 2011 in accordance with the expedited approval process approved by the PUC, including to increase the amount of credit available under an agreement, and/or to enter into new lines of credit, as management deems appropriate.

[2]

In April 2009, HECO filed with the PUC a request for expedited approval of Amendment No. 2 (which the “Required Lenders,” as defined in the agreement, signed) to the $175 million credit facility. Among other things, Amendment No. 2 eliminates from the credit agreement representations relating to the funded status of HECO’s pension plan, which were not correct. On May 26, 2009, the PUC approved the Amendment No. 2.
[3]	On August 4, 2009, the $75 million credit facility terminated in accordance with its terms based on the completion on July 30, 2009 of the $150 million SPRB offering for the benefit of HECO and HELCO.
[4]

Authorization amounts for HECO and HELCO are reduced to $170 million and $55 million, respectively, as a result of the issuance of $150 million of Series 2009 SPRBs on July 30, 2009 by the Department of Budget and Finance of the State of Hawaii for the benefit of HECO ($90 million) and HELCO ($60 million).

HECO utilizes short-term debt, typically commercial paper, to support normal operations and for other temporary requirements. In June 2009, HECO began drawing on the credit facility expiring March 31, 2011, rather than issuing commercial paper. HECO also borrows short-term from HEI for itself and on behalf of HELCO and MECO, and HECO may borrow from or loan to HELCO and MECO short-term. The intercompany borrowings among the utilities, but not the borrowings from HEI, are eliminated in the consolidation of HECO’s financial statements. At June 30, 2009, HECO had $46 million and $19 million of short-term borrowings from HEI and MECO, respectively, and HELCO had $79 million of short-term borrowings from HECO. HECO had an average outstanding balance of commercial paper for the first six months of 2009 of $1 million and had no commercial paper outstanding at June 30, 2009. Due to market conditions since September 2008 which resulted in a tightening of the commercial paper (CP) market, escalating CP rates and limitations on maturity options as well as a result of S&P’s recent downgrade of HECO’s short-term borrowing rating to A-3 from A-2, HECO began drawing on its $175 million syndicated line of credit facility in June 2009, rather than issuing commercial paper. Management believes that, if HECO’s commercial paper ratings were to be further downgraded or if credit markets were to further tighten, it would be even more difficult and expensive to sell commercial paper or make other short-term borrowings.

Revenue bonds are issued by the DBF to finance capital improvement projects of HECO and its subsidiaries, but the source of their repayment are the unsecured obligations of HECO and its subsidiaries under loan agreements and notes issued to the DBF, including HECO’s guarantees of its subsidiaries’ obligations. The payment of principal and interest due on all revenue bonds outstanding as of June 30, 2009 are insured either by Ambac Assurance Corporation (Ambac), Financial Guaranty Insurance Company (FGIC), MBIA Insurance Corporation (MBIA) or Syncora Guarantee Inc. (Syncora) (formerly XL Capital Assurance Inc.). The insured outstanding revenue bonds were initially issued with S&P and Moody’s ratings of AAA and Aaa, respectively, based on the ratings at the time of issuance of the applicable bond insurer. Beginning in 2008, however, ratings of Ambac, MBIA, FGIC and XLCA (now Syncora) were downgraded and/or withdrawn by S&P and Moody’s resulting in a downgrade of the bond ratings of all of the bonds as shown in the ratings table above. The $150 million of SPRBs sold by the DBF for the benefit of HECO and HELCO on July 30, 2009, were sold without bond insurance. Management believes that if HECO’s long-term credit ratings were to be downgraded, or if credit markets further tighten, it could be even more difficult and/or expensive to sell bonds in the future.

Operating activities provided $127 million in net cash during the first six months of 2009. Investing activities during the same period used net cash of $170 million for capital expenditures, net of contributions in aid of construction. Financing activities for the same period provided net cash of $39 million, primarily due to a $59 million net increase in short-term borrowings and drawdown of $3 million of SPRB proceeds, partly offset by the payment of $22 million of common and preferred dividends and a $1 million decrease in cash overdraft.

The PUC must approve issuances, if any, of equity and long-term debt securities by HECO, HELCO and MECO. In October 2008, HECO, HELCO and MECO filed an application with the PUC for approval of one or more SPRB financings under the 2007 legislative authorization identified in the table above (up to $260 million for HECO, up to $115 million for HELCO, and up to $25 million for MECO). On June 29, 2009, the PUC granted the approvals necessary to permit the electric utilities to borrow the proceeds from the issuance of the SPRBs in the amounts requested. On July 30, 2009, the DBF issued (pursuant to the 2007 legislative authorization), at par, Series 2009 SPRBs in the aggregate principal amount of $150 million, which bonds are uninsured, with a maturity of July 1, 2039 and a fixed coupon interest rate of 6.50%, and loaned the proceeds to HECO ($90 million) and HELCO ($60 million). As of June 30, 2009, HECO’s consolidated current liabilities exceeded current assets by $138 million, but the proceeds from the recently-issued SPRBs were used to reimburse the electric utilities for their previously incurred capital expenditures and, in turn, are expected to be used principally to repay short-term borrowings and thus help to improve HECO’s working capital position. On April 20, 2009, HECO, HELCO and MECO filed with the PUC an application for the approval of the sale of each company’s common stock (HECO’s sale to HEI of up to $120 million and HELCO’s and MECO’s sales to HECO of up to $30 million and $7 million, respectively), and the purchase of the HELCO and MECO common stock by HECO, all in 2009.

HECO’s consolidated 2009 gross capital expenditures are now estimated to be approximately $380 million, reflecting a $37 million increase from the 2009 gross capital expenditures included in the previous five-year (2009-2013) consolidated utility forecast of $1.6 billion. The increase primarily reflects the higher cost estimate for CIP CT-1.

Bank

RESULTS OF OPERATIONS

	Three months ended June 30,		%
(in thousands)	2009	2008	change	Primary reason(s) for significant change
Revenues	$75,499	$85,950	(12)	Lower interest income primarily due to lower earning asset balances as a result of the balance sheet restructuring in June 2008 and lower yields on earning assets due to the lower interest rate environment, partly offset by higher noninterest income due to prior year losses on the sale of investment and mortgage-related securities resulting from the balance sheet restructuring

Operating income	5,506	(30,992)	NM	Higher noninterest income due to losses in 2008 on the sale of investment and mortgage-related securities resulting from the balance sheet restructuring and lower noninterest expense due to the loss on early extinguishment of debt from the balance sheet restructuring, partly offset by higher provision for loan losses and lower net interest income in 2009

Net income	4,021	(18,093)	NM	Higher operating income due to charges for the balance sheet restructure in 2008

	Six months ended June 30,		%
(in thousands)	2009	2008	change	Primary reason(s) for significant change
Revenues	$157,531	$191,794	(18)	Lower interest income primarily due to lower earning asset balances as a result of the balance sheet restructuring in June 2008 and lower yields on earning assets due to the lower interest rate environment, partly offset by higher noninterest income due to prior year losses on the sale of investment and mortgage-related securities resulting from the balance sheet restructuring

Operating income	22,627	(7,629)	NM	Higher noninterest income due to losses in 2008 on the sale of investment and mortgage-related securities resulting from the balance sheet restructuring and lower noninterest expense due to the loss on early extinguishment of debt from the balance sheet restructuring, partly offset by higher provision for loan losses and lower net interest income in 2009

Net income	14,903	(3,517)	NM	Higher operating income due to charges for the balance sheet restructure in 2008

See “Economic conditions” in the “HEI Consolidated” section above.

Average balance sheet and net interest margin. The following tables set forth average balances, together with interest and dividend income earned and accrued, and resulting yields and costs for the three and six months ended June 30, 2009 and 2008. The average balances for investment and mortgage-related securities and other borrowings were lower due to the balance sheet restructuring in June 2008. The average rate for other borrowings was also impacted by the balance sheet restructure.

	Three months ended June 30
	2009			2008
($ in thousands)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)
Assets:
Other investments [1]	$228,623	$55	0.09	$146,822	$585	1.59
Investment and mortgage-related securities	643,152	7,088	4.41	1,940,258	22,144	4.57
Loans receivable [2]	3,979,321	55,363	5.57	4,167,696	61,747	5.93

Total interest-earning assets	4,851,096	62,506	5.16	6,254,776	84,476	5.40
Allowance for loan losses	(43,617)			(30,034)
Non-interest-earning assets	330,398			405,505

Total assets	$5,137,877			$6,630,247

Liabilities and Stockholder’s Equity:
Interest-bearing demand and savings deposits	$2,200,413	1,798	0.33	$2,110,933	2,810	0.53
Time certificates	1,236,328	8,104	2.63	1,496,224	12,809	3.43

Total interest-bearing deposits	3,436,741	9,902	1.16	3,607,157	15,619	1.74
Other borrowings	404,521	2,241	2.20	1,643,441	16,265	3.96

Total interest-bearing liabilities	3,841,262	12,143	1.27	5,250,598	31,884	2.43
Non-interest bearing liabilities:
Deposits	737,219			687,168
Other	88,192			105,268
Stockholder’s equity	471,204			587,213

Total Liabilities and Stockholder’s Equity	$5,137,877			$6,630,247

Net interest income		$50,363			$52,592

Net interest margin (%) [3]			4.16			3.36

	Six months ended June 30
	2009			2008
($ in thousands)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)
Assets:
Other investments [1]	$168,206	$55	0.06	$142,070	$1,146	1.61
Investment and mortgage-related securities	659,449	14,764	4.48	2,041,192	46,034	4.51
Loans receivable [2]	4,077,634	113,455	5.58	4,166,851	125,212	6.01

Total interest-earning assets	4,905,289	128,274	5.24	6,350,113	172,392	5.43
Allowance for loan losses	(39,961)			(30,035)
Non-interest-earning assets	344,741			416,986

Total assets	$5,210,069			$6,737,064

Liabilities and Stockholder’s Equity:
Interest-bearing demand and savings deposits	$2,160,417	4,145	0.39	$2,104,271	6,317	0.60
Time certificates	1,281,392	17,322	2.73	1,536,978	27,522	3.59

Total interest-bearing deposits	3,441,809	21,467	1.26	3,641,249	33,839	1.86
Other borrowings	482,411	5,505	2.27	1,724,717	35,414	4.11

Total interest-bearing liabilities	3,924,220	26,972	1.38	5,365,966	69,253	2.59
Non-interest bearing liabilities:
Deposits	725,922			671,157
Other	86,783			106,603
Stockholder’s equity	473,144			593,338

Total Liabilities and Stockholder’s Equity	$5,210,069			$6,737,064

Net interest income		$101,302			$103,139

Net interest margin (%) [3]			4.13			3.25

[1]	Includes federal funds sold, interest bearing deposits and stock in the FHLB of Seattle ($98 million as of June 30, 2009).
[2]

Includes loan fees of $1.9 million and $1.3 million for the three months ended June 30, 2009 and 2008, respectively, $3.8 million and $2.4 million for the six months ended June 30, 2009 and 2008, respectively together with interest accrued prior to suspension of interest accrual on nonaccrual loans. Includes nonaccrual loans.

[3]	Defined as net interest income as a percentage of average earning assets.

Earning assets, costing liabilities and other factors. Earnings of ASB depend primarily on net interest income, which is the difference between interest earned on earning assets and interest paid on costing liabilities. The current interest rate environment is very volatile due to disruptions in the financial markets and these conditions may have a negative impact on ASB’s net interest margin.

Loan originations and purchases of loans and mortgage-related securities are ASB’s primary sources of earning assets.

Loan portfolio. ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. The following table sets forth the composition of ASB’s loan portfolio as of the dates indicated:

	June 30, 2009		December 31, 2008
(dollars in thousands)	Balance	% of total	Balance	% of total
Real estate loans:
Residential 1-4 family	$2,482,820	63.7	$2,808,611	66.2
Commercial real estate	261,000	6.7	242,952	5.7
Home equity line of credit	300,966	7.7	272,505	6.4
Residential land	115,638	3.0	126,963	3.0
Commercial construction	54,720	1.4	71,518	1.7
Residential construction	29,164	0.8	34,458	0.8

Total real estate loans, net	3,244,308	83.3	3,557,007	83.8

Commercial	580,478	14.9	594,677	14.0
Consumer	70,341	1.8	90,606	2.2

	3,895,127	100.0	4,242,290	100.0

Less: Allowance for loan losses	42,522		35,798

Total loans, net	$3,852,605		$4,206,492

The decrease in the total loan portfolio during the first six month of 2009 was primarily due to ASB’s strategic decision to sell all salable residential loans in the current low interest rate environment.

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

The following table sets forth certain information with respect to nonperforming assets as of the dates indicated:

(dollars in thousands)	June 30, 2009	December 31, 2008
Real estate loans:
Residential 1-4 family	$23,927	$7,335
Commercial real estate	284	—
Home equity line of credit	2,218	716
Residential land	18,658	7,458
Commercial construction	—	—
Residential construction	—	189

	45,087	15,698
Commercial	11,957	2,801
Consumer	493	488

Total nonperforming loans	57,537	18,987
Real estate owned:
Residential 1-4 family	533	—
Residential land	2,420	1,492

Total real estate owned loans	2,953	1,492

Total nonperforming assets	$60,490	$20,479

Nonperforming assets to total loans and REO	1.55%	0.48%

The increase in nonperforming loans was primarily due to higher amounts of residential first mortgage and land loans and commercial loans that are 90 days or more past due.

Allowance for loan losses. The following table sets forth the allocation of ASB’s allowance for loan losses and the percentage of loans in each category to total loans as of the dates indicated:

	June 30, 2009		December 31, 2008
(dollars in thousands)	Balance	% of total	Balance	% of total
Real estate loans:
Residential 1-4 family	$8,949	63.7	$4,024	66.2
Commercial real estate	3,500	8.1	3,977	7.4
Home equity line of credit	2,680	7.7	548	6.4
Residential land	5,783	3.0	1,953	3.0
Residential construction	269	0.8	88	0.8

Total real estate loans, net	21,181	83.3	10,590	83.8

Commercial	18,188	14.9	22,294	14.0
Consumer	2,525	1.8	2,190	2.2

	41,894	100.0	35,074	100.0

Unallocated	628		724

Total allowance for loan losses	$42,522		$35,798

The increase in the allowance for loan losses was primarily due to higher residential first mortgage and land loans and home equity lines of credit delinquencies, offset by the partial charge-off of a commercial credit.

Investment and mortgage-related securities. As of June 30, 2009, the bank’s investment portfolio consisted of 52% mortgage-related securities issued by Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) or Government National Mortgage Association (GNMA), 42% private-issue mortgage-related securities, 5% federal agency obligations and 1% municipal bonds. As of December 31, 2008, the bank’s investment portfolio consisted of 9% federal agency obligations, 46% mortgage-related securities issued by FNMA, FHLMC or GNMA and 45% private-issue mortgage-related securities.

Principal and interest on mortgage-related securities issued by FNMA, FHLMC and GNMA are guaranteed by the issuer, and the securities carry implied AAA ratings. Private-issue mortgage-related securities carry a risk of loss due to delinquencies, foreclosures, and losses in the mortgage loans collateralizing the securities. Further deterioration in the U.S. residential housing market continues to pressure the private-issue mortgage-related securities held in the investment portfolio. The velocity of economic decline has exacerbated already weak home sales, which are impacted by borrowers unable to secure financing but also by those defaulting on current loans as a result of unemployment trends or payment shocks. The flood of inventory as a result of foreclosures has pressured prices and thus the credit of securities held in the portfolio. Those originated within the last 2-3 years have experienced the greatest pressure as borrowers purchasing homes at the peak of the market have experienced price declines that have eroded any remaining equity in their properties. As of June 30, 2009, private-issue mortgage-related securities represented 42% of the portfolio. 20% of the portfolio was rated non-investment grade by at least one of the major rating agencies. While the majority of those securities are backed by prime, fixed rate, 30 year mortgages, price declines coupled with increased economic pressure have impacted all sectors of the housing market which has impacted credit ratings of securities backed by loans issued within the last couple of years.

The table below summarizes the private-issue mortgage-related securities by credit rating and year of issuance.

June 30, 2009
	Book value											Net unrealized loss
Private-issue mortgage-related securities [1]	AAA/Aaa	AA+/AA/ AA-	A+/A/A-	BBB/Baa	BB+/BB/ BB-	B/B-	CCC+/ CCC		CC/Ca		Total
(in thousands)
Prime – year of issuance:
2003 and earlier	$41,068	$261	$2,553	$—	$63	$—	$—		$—		$43,945	$(2,377)
2004	34,925	—	—	—	—	—	—		—		34,925	(806)
2005	36,600	—	10,497	8,544	12,955	13,404	—		—		82,000	(8,571)
2006	—	—	—	7,328	6,404	11,734	33,398		12,019	[2]	70,883	(16,118)
2007	—	—	—	—	—	—	13,374	[3]	—		13,374	(832)

Total prime	112,593	261	13,050	15,872	19,422	25,138	46,772		12,019		245,127	(28,704)

Alt-A – year of issuance:
2005	—	—	—	—	12,132	—	—		—		12,132	(3,144)
2006	—	—	—	—	—	—	13,775	[4]	—		13,775	(6,047)

Total Alt-A	—	—	—	—	12,132	—	13,775		—		25,907	(9,191)

Sub-prime – year of issuance:
1999 and earlier	—	—	1,496	—	2,488	—	—		—		3,984	(2,108)

Total sub-prime	—	—	1,496	—	2,488	—	—		—		3,984	(2,108)

	$112,593	$261	$14,546	$15,872	$34,042	$25,138	$60,547		$12,019		$275,018	$(40,003)

[1]	All issues categorized by lowest available rating by Nationally Recognized Statistical Rating Organizations.
[2]	Includes one issue rated “Ca” by Moody’s, with a realized OTTI credit loss of $2.1 million.
[3]	Includes one issue rated “CCC” by Fitch, with a realized OTTI credit loss of $3.4 million.
[4]	Includes one issue rated “Caa1” by Moody’s, with a realized OTTI credit loss of $0.1 million.

December 31, 2008
	Book value									Net unrealized loss
Private-issue mortgage-related securities [1]	AAA/Aaa	AA/Aa		A	BBB/Baa	BB+/Ba	B		Total
(in thousands)
Prime – year of issuance:
2003 and earlier	$54,062	$300	[2]	$2,732	$66	$—	$—		$57,160	$(3,737)
2004	62,356	—		—	—	—	—		62,356	(4,089)
2005	100,061	—		—	—	—	—		100,061	(14,950)
2006	—	—		22,415	45,334	4,321	15,682		87,752	(25,429)
2007	—	—		—	—	—	12,042	[3]	12,042	—

Total prime	216,479	300		25,147	45,400	4,321	27,724		319,371	(48,205)

Alt-A – year of issuance:
2005	—	—		13,722	—	—	—		13,722	(3,315)
2006	—	—		—	—	14,300	—		14,300	(5,921)

Total Alt-A	—	—		13,722	—	14,300	—		28,022	(9,236)

Sub-prime – year of issuance:
1999 and earlier	—	—		1,623	—	2,488	—		4,111	(1,753)

Total sub-prime	—	—		1,623	—	2,488	—		4,111	(1,753)

	$216,479	$300		$40,492	$45,400	$21,109	$27,724		$351,504	$(59,194)

[1]	All issues categorized by lowest available rating by Nationally Recognized Statistical Rating Organizations.
[2]	Includes one issue rated “Aa2” by Moody’s, with a realized OTTI loss of $0.2 million.
[3]	Includes one issue rated “B” by S&P, with a realized OTTI loss of $7.6 million.

Should market conditions and the performance of mortgage-related assets continue to deteriorate, ASB could incur additional material OTTI charges.

Deposits and other borrowings. Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Deposit retention and growth will remain challenges in the current environment due to competition for deposits and the level of short-term interest rates. Advances from the FHLB of Seattle and securities sold under agreements to repurchase continue to be additional sources of funds. As of June 30, 2009, ASB’s costing liabilities consisted of 91% deposits and 9% other borrowings. As of December 31, 2008, ASB’s costing liabilities consisted of 86% deposits and 14% other borrowings.

Other factors. Interest rate risk is a significant risk of ASB’s operations and also represents a market risk factor affecting the fair value of ASB’s investment securities. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair value of those instruments. In addition, changes in credit spreads also impact the fair values of those instruments. Continued deterioration in the housing market has amplified the credit risks in ASB’s private-issue mortgage-related securities holdings. Although most of the bonds are senior securities which were underwritten to be the shortest duration instruments in the deal structure, further deterioration in the housing market may negatively impact the outstanding credit enhancement of these positions. Continued deterioration in pools supporting ASB’s securities will adversely impact their value. While current AOCI deficits are considered temporary, greater declines in the housing market may negatively impact their valuation and result in “other-than-temporary” losses that are material.

Although higher long-term interest rates or other conditions in credit markets (such as the effects of the deteriorated subprime market) could reduce the market value of available-for-sale investment and mortgage-related securities and reduce stockholder’s equity through a balance sheet charge to AOCI, this reduction in the market value of investments and mortgage-related securities would not result in a charge to net income in the absence of a sale of such securities (such as those that occurred in the balance sheet restructure) or an “other-than-temporary” impairment in the value of the securities. As of June 30, 2009 and December 31, 2008, the unrealized losses, net of tax benefits, on available-for-sale investments and mortgage-related securities (including securities pledged for repurchase agreements) in AOCI was $20 million and $33 million, respectively. See “Quantitative and qualitative disclosures about market risk.”

Results – three months ended June 30, 2009. Net interest income before provision for loan losses for the second quarter of 2009 decreased by $2.2 million, or 4%, when compared to the same period in 2008 due to lower balances and yields on earning asset balances, partially offset by lower funding costs. Net interest margin increased from 3.36% in the second quarter of 2008 to 4.16% in the second quarter of 2009 due to the restructuring of the balance sheet, which removed lower spread net assets (investment and mortgage-related securities and other borrowings). The decrease in the average loan portfolio balance was due to a decrease in the average residential loan portfolio of $350 million as ASB continued to sell all salable residential loan production in the current low interest rate environment. Offsetting the decrease in the residential portfolio was growth in the home equity lines of credit and commercial markets loan portfolios. The decrease in the average investment and mortgage-related securities portfolios was primarily due to the sale of securities in the balance sheet restructure and repayments in the portfolio. See “Balance sheet restructure” in Note 4 to HEI’s “Notes to Consolidated Financial Statements.” Average deposit balances decreased by $120 million compared to the second quarter of 2008, and increased by $13 million compared to the first quarter of 2009. ASB experienced outflows throughout 2008 as the downward trend in interest rates made it difficult to retain deposits. The shift in deposit mix from higher cost certificates to lower cost savings and checking accounts, along with the repricing of deposits as a result of a downward movement in the general level of interest rates, has contributed to decreased funding costs. Average other borrowings decreased by $1.2 billion primarily due to the early extinguishment of other borrowings in the balance sheet restructure.

During the second quarter of 2009, ASB recorded a provision for losses of $13.5 million due to the partial charge-off of a commercial loan, higher nonperforming residential lot loans and higher delinquencies in residential and consumer loans. Higher levels of delinquencies and loan loss provisions are expected through the economic downturn. During the second quarter of 2008, ASB recorded a provision for losses of $1.2 million due to an increase in the classification of commercial loans.

Second quarter of 2009 noninterest income increased by $11.5 million when compared to the second quarter of 2008, primarily due to the loss on sale of mortgage-related securities and agency notes from the balance sheet restructuring in June 2008, partially offset by a charge for OTTI on three mortgage-related securities in the second quarter of 2009. Noninterest income for the second quarter of 2008 also included insurance recoveries on legal and litigation matters of $4.3 million and a $1.0 million gain on sale of stock in a membership organization.

Noninterest expense for the second quarter of 2009 decreased by $39.6 million when compared to the second quarter of 2008, primarily due to losses on the early extinguishment of certain borrowings from the balance sheet restructuring. Excluding the losses from the balance sheet restructuring in the second quarter of 2008, noninterest expense for the second quarter of 2009 increased by $0.2 million.

In the second quarter of 2009, ASB signed an agreement with Fiserv Inc. to use its technology to consolidate ASB’s disparate manual processes using a single, integrated approach. The change to the Fiserv Inc. bank platform system is projected to reduce service bureau expenses by an estimated $6 million annually, beginning in June 2010. To convert its existing systems to the Fiserv Inc. technology, ASB expects to incur conversion costs totaling approximately $3 million (to be incurred in the remainder of 2009 and the first half of 2010).

Results – six months ended June 30, 2009. Net interest income before provision for loan losses for the first six months of 2009 decreased by $1.8 million, or 2%, when compared to the same period in 2008 as lower funding costs were more than offset by lower balances and yields on loans and investment and mortgage-related securities. Net interest margin increased from 3.25% in the first six months of 2008 to 4.13% in the first six months of 2009 due to the restructuring of the balance sheet, which removed lower spread net assets (investment and mortgage-related securities and other borrowings). The decrease in the average loan portfolio balance was due to a decrease in the average residential loan portfolio of $277 million as ASB continued to sell all salable residential loan production in the current low interest rate environment. Offsetting the decrease in the residential portfolio was growth in the home equity lines of credit and commercial markets loan portfolios. The decrease in the average investment and mortgage-related securities portfolios was primarily due to the sale of securities in the balance sheet restructuring and paydowns in the portfolio. See “Balance sheet restructure” in Note 4 to HEI’s “Notes to Consolidated Financial Statements.” Average deposit balances decreased by $145 million compared to the first six months of 2008. ASB experienced outflows throughout 2008 as the downward trend in interest rates made it difficult to retain deposits. The shift in deposit mix from higher cost certificates to lower cost savings and checking accounts, along with the repricing of deposits as a result of a downward movement in the general level of interest rates, has contributed to decreased funding costs. Average other borrowings decreased by $1.2 billion primarily due to the early extinguishment of other borrowings in the balance sheet restructure.

During the first six months of 2009, ASB recorded a provision for losses of $21.8 million due to the classification and partial charge-off of a commercial credit, higher nonperforming residential lot loans and higher residential and consumer loan delinquencies. The increase in net charge-offs for the first six months of 2009 compared to the same period in 2008 was primarily due to the partial charge-off of the commercial credit and higher residential, consumer and small business loan charge-offs. Higher levels of delinquencies and loan loss provisions are expected through the economic downturn. During the first six months of 2008, ASB recorded a provision for losses of $2.1 million due to loan growth as well as an increase in the classification of commercial loans.

	Six months ended June 30		Year ended December 31
	2009	2008	2008
(in thousands)
Allowance for loan losses, January 1	$35,798	$30,211	$30,211
Provision for loan losses	21,800	2,055	10,334
Less: net charge-offs	15,076	1,883	4,747

Allowance for loan losses, end of period	$42,522	$30,383	$35,798

Ratio of allowance for loan losses, end of period, to average loans outstanding	1.04%	0.73%	0.86%

Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.74%	0.09%	0.11%

Nonaccrual loans	$60,773	$8,232	$19,494

The first six months of 2009 noninterest income increased by $9.9 million when compared to the first six months of 2008, primarily due to the loss on sale of mortgage-related securities and agency notes from the balance sheet restructuring in June 2008, partially offset by a charge for OTTI on three mortgage-related securities in the second quarter of 2009. Noninterest income for the first half of 2008 also included insurance recoveries on legal and litigation matters of $4.3 million and a $1.9 million gain on sale of stock in a membership organizations.

Noninterest expense for the six months ended June 30, 2009 decreased by $42.0 million when compared to the same period of 2008, primarily due to losses on the early extinguishment of certain borrowings from the balance sheet restructuring in the second quarter of 2008. Excluding the losses from the balance sheet restructuring, noninterest expense for the first six months of 2009 decreased by $2.1 million primarily due to lower legal and consulting expenses.

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

On June 17, 2009, The Treasury Department released its financial regulatory reform proposal. The proposal, if adopted in its current form would eliminate the Office of Thrift Supervision (OTS) and the thrift charter. The proposal also identifies a number of so-called “loopholes” in the current regulatory framework that have allowed certain types of companies to control insured depository institutions without being subject to comprehensive holding company regulation by the Federal Reserve. Among these “loopholes” is the grandfathering treatment for certain companies that owned thrifts prior to 1999. HEI relies on this grandfathering treatment to conduct both electric utility and banking activities. The proposal states: “[A]lthough [bank holding companies] generally are prohibited from engaging in commercial activities, many thrift holding companies established before the GLB [Gramm-Leach-Bliley] Act in 1999 qualify as unitary thrift holding companies and are permitted to engage freely in commercial activities. Under our plan, all thrift holding companies would become [bank holding companies] and would be fully regulated on a consolidated basis.” The proposal indicates that such firms would be given five years to conform to the activity limits of the Bank Holding Company Act, such as by divesting their commercial affiliates. Currently, there is substantial uncertainty on the timing and final contents of regulatory reform, but management will continue to follow the proposal closely.

FHLB of Seattle dividends. In December 2008, the FHLB of Seattle announced that it would not pay a dividend on its stock in the fourth quarter of 2008 due to a net loss reported by the FHLB of Seattle for the third quarter of 2008. The FHLB of Seattle also announced that it had a risk-based capital deficiency at December 31, 2008 and would not be able to repurchase capital stock or declare a dividend while a risk-based capital deficiency exists. In May 2009, the FHLB of Seattle reported a net loss for the first quarter of 2009 and continued to have a risk-based capital deficiency. ASB does not believe that the FHLB of Seattle’s risk-based capital deficiency will affect the FHLB of Seattle’s ability to meet ASB’s liquidity and funding needs. ASB received cash dividends on its $98 million of FHLB of Seattle stock of $0.1 million in 2006, $0.6 million in 2007 and $0.9 million in 2008.

Periodically and as conditions warrant, ASB reviews its investment in the stock of FHLB of Seattle for impairment. ASB evaluated its investment in FHLB stock for OTTI as of June 30, 2009, consistent with its accounting policy. Based on ASB’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory capital situation and ASB’s intent and ability to hold the investment for a period of time sufficient to recover the par value, ASB did not recognize an OTTI loss during the six-months ended June 30, 2009. Continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

Commitments and contingencies. See Note 4 of HEI’s “Notes to Consolidated Financial Statements.”

Recent accounting pronouncements and interpretations. See Note 9 of HEI’s “Notes to Consolidated Financial Statements.”

FINANCIAL CONDITION

Liquidity and capital resources

(in millions)	June 30, 2009	December 31, 2008	% change
Total assets	$5,120	$5,437	(6)
Available-for-sale investment and mortgage-related securities	622	658	(5)
Investment in stock of FHLB of Seattle	98	98	—
Loans receivable, net	3,853	4,206	(8)
Deposit liabilities	4,169	4,180	—
Other bank borrowings	389	681	(43)

As of June 30, 2009, ASB was one of Hawaii’s largest financial institutions based on assets of $5.1 billion and deposits of $4.2 billion.

In March 2007, Moody’s raised ASB’s counterparty credit rating to A3 from Baa3 and, in March 2009, changed ASB’s outlook to “negative” from “stable.” In April 2007, S&P raised ASB’s long-term/short-term counterparty credit ratings to BBB/A-2 from BBB-/A-3 and in May 2009 maintained the rating following its annual review of ASB. These ratings reflect only the view, at the time the ratings are issued, of the applicable rating agency, from whom an explanation of the significance of such ratings may be obtained. Such ratings are not recommendations to buy, sell or hold any securities; such ratings may be subject to revision or withdrawal at any time by the rating agencies; and each rating should be evaluated independently of any other rating.

As of June 30, 2009, ASB’s unused FHLB borrowing capacity was approximately $1.6 billion. As of June 30, 2009, ASB had commitments to borrowers for undisbursed loan funds, loan commitments and unused lines and letters of credit of $1.2 billion. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.

As of June 30, 2009 and December 31, 2008, ASB had $3.0 million and $1.5 million, respectively, of real estate acquired in settlement of loans.

For the first six months of 2009, net cash provided by ASB’s operating activities was $62 million. Net cash provided during the same period by ASB’s investing activities was $363 million, primarily due to a net decrease in loans receivable of $305 million and repayments of investment and mortgage-related securities of $248 million, partly offset by purchases of investment and mortgage-related securities of $190 million. Net cash used in financing activities during this period was $340 million, primarily due to net decreases in Federal Home Loan Bank advances, retail repurchase agreements, deposit liabilities and securities sold under agreements to repurchase of $263 million, $25 million, $11 million and $5 million, respectively, and the payment of $35 million in common stock dividends.

ASB believes that a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of June 30, 2009, ASB was well-capitalized (minimum ratio requirements noted in parentheses) with a leverage ratio of 8.7% (5.0%), a Tier-1 risk-based capital ratio of 11.6% (6.0%) and a total risk-based capital ratio of 12.6% (10.0%). The OTS has approved ASB’s payment of quarterly dividends through the quarter ended June 30, 2009 to the extent that payment of the dividend would not cause ASB’s Tier I leverage ratio to fall below 8% as of the end of the quarter.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Credit risk for ASB is the risk that borrowers or issuers of securities will not be able to repay their obligations to the bank. Credit risk associated with ASB’s lending portfolios is controlled through its underwriting standards, loan rating of commercial and commercial real estate loans, on-going monitoring by loan officers, credit review and quality control functions in these lending areas and adequate allowance for loan losses. Credit risk associated with the securities portfolio is mitigated through investment portfolio limits, experienced staff working with analytical tools, monthly fair value analysis and on-going monitoring and reporting such as investment watch reports and loss sensitivity analysis. Credit risk for ASB has risen as a result of the pronounced slowdown in the national and Hawaii economies and real estate markets. In Hawaii, the unemployment rate has increased, residential loan delinquencies have trended upward and bankruptcy filings have increased, resulting in the increased provision for loan losses in 2008 and the first half of 2009. Further, mortgage-related securities values have fallen, and ASB has taken OTTI charges in December 2008 and June 2009. See “Net interest margin and other factors” and “Results—six months ended June 30, 2009” above.

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

ASB’s interest-rate risk sensitivity measures as of June 30, 2009 and December 31, 2008 constitute “forward-looking statements” and were as follows:

	June 30, 2009					December 31, 2008
	Change in NII		NPV ratio		NPV ratio sensitivity *	Change in NII		NPV ratio		NPV ratio sensitivity *
Change in interest rates (basis points)	Gradual change		Instantaneous change			Gradual change		Instantaneous change
+300	(0.2)		8.55		(313)	1.2%		6.94%		(379)
+200	0.1		9.70		(198)	1.2		8.42		(231)
+100	0.2		10.83		(85)	0.7		9.84		(89)
Base	—		11.68			—		10.73		—
-100	(1.3)		11.73		5	(1.6)		10.43		(30)
-200	*	*	*	*	* *	*	*	*	*	* *
-300	*	*	*	*	* *	*	*	*	*	* *

*	Change from base case in basis points (bp).
**	For June 30, 2009 and December 31, 2008, the -200 and -300 bp scenarios were not performed because they would have resulted in negative Treasury interest rates.

ASB’s net interest income (NII) sensitivity is less sensitive in the rising rate scenarios from December 31, 2008 to June 30, 2009 primarily due to the decrease in size and change in mix of the balance sheet and changes in assumptions about sensitivity to changes in rates.

ASB’s base net present value (NPV) ratio as of June 30, 2009 increased compared to December 31, 2008 primarily due to the decrease in size and change in mix of the balance sheet and changes in the level of interest rates.

ASB’s NPV ratio sensitivity measure as of June 30, 2009 is less sensitive in rising rate scenarios when compared to December 31, 2008 primarily due to changes in balance sheet mix.

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

HEI:

Changes in Internal Control over Financial Reporting

During the second quarter of 2009, there was no change in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Constance H. Lau, HEI Chief Executive Officer, and James A. Ajello, HEI Chief Financial Officer, have evaluated the disclosure controls and procedures of HEI as of June 30, 2009. Based on their evaluations, as of June 30, 2009, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by HEI in reports HEI files or submits under the Securities Exchange Act of 1934:

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

HECO:

Changes in Internal Control over Financial Reporting

During the second quarter of 2009, there was no change in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of HECO and its subsidiaries’ internal control over financial reporting as of June 30, 2009 that has materially affected, or is reasonably likely to materially affect, HECO and its subsidiaries’ internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Richard M. Rosenblum, HECO Chief Executive Officer, and Tayne S. Y. Sekimura, HECO Chief Financial Officer, have evaluated the disclosure controls and procedures of HECO as of June 30, 2009. Based on their evaluations, as of June 30, 2009, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by HECO in reports HECO files or submits under the Securities Exchange Act of 1934:

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

The descriptions of legal proceedings (including judicial proceedings and proceedings before the PUC and environmental and other administrative agencies) in HEI’s Form 10-K (see “Part I. Item 3. Legal Proceedings” and proceedings referred to therein) and this 10-Q (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and HECO’s “Notes to Consolidated Financial Statements”) are incorporated by reference in this Item 1. With regard to any pending legal proceeding, alternative dispute resolution, such as mediation or settlement, may be pursued where appropriate, with such efforts typically maintained in confidence unless and until a resolution is achieved. Certain HEI subsidiaries (including HECO and its subsidiaries and ASB)

may also be involved in ordinary routine PUC proceedings, environmental proceedings and litigation incidental to their respective businesses.

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

(a) For the six months ended June 30, 2009, HEI issued an aggregate of 28,800 shares of unregistered common stock pursuant to the HEI 1990 Nonemployee Director Stock Plan, as amended and restated effective May 6, 2008 (the HEI Nonemployee Director Stock Plan). Under the HEI Nonemployee Director Stock Plan, each HEI nonemployee director receives, in addition to an annual cash retainer, an annual stock grant of 1,800 shares of HEI common stock (2,000 shares for the first time grant to a new HEI director) and each nonemployee subsidiary director who is not also an HEI nonemployee director receives an annual stock grant of 1,000 shares of HEI common stock (1,000 shares for the first time grant to a new subsidiary director). The HEI Nonemployee Director Stock Plan is currently the only equity plan for nonemployee directors and provides for annual stock grants (described above) and annual cash retainers for nonemployee directors of HEI and its subsidiaries.

HEI did not register the shares issued under the director stock plan since their issuance did not involve a “sale” as defined under Section 2(3) of the Securities Act of 1933, as amended. Participation by nonemployee directors of HEI and subsidiaries in the director stock plans is mandatory and thus does not involve an investment decision.

Item 4.	Submission of matters to a vote of security holders

HEI: The Annual Meeting of Shareholders of HEI was held on May 5, 2009. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. As of February 25, 2009, the record date for the Annual Meeting, there were 90,611,290 shares of common stock issued and outstanding and entitled to vote. There was no solicitation in opposition to the Class I management nominees to the Board of Directors with terms ending at the 2012 Annual Meeting as listed in the proxy statement for the meeting and all such nominees were elected to the Board of Directors. Shareholders also ratified the appointment of KPMG LLP as HEI’s independent registered public accounting firm for 2009 and amended and restated HEI’s Restated Articles of Incorporation.

The record of the voting of shares at the Annual Meeting is as follows:

	Shares of Common Stock
	For	Withheld	Against	Abstain	Broker Nonvotes
Election of Class I Directors
Shirley J. Daniel	68,495,123	14,950,646	—	—	—
Constance H. Lau	70,972,434	12,473,335	—	—	—
A. Maurice Myers	80,020,907	3,424,862	—	—	—
James K. Scott	79,801,199	3,644,570	—	—	—
Ratification of KPMG LLP as independent registered public accounting firm	81,121,103	—	1,384,416	940,250	—
Approval of the HEI Restated Articles of Incorporation, as amended and restated	77,893,704	—	2,732,457	2,819,608	—

Class II Directors—Thomas B. Fargo, Diane J. Plotts, Kelvin H. Taketa and Jeffrey N. Watanabe—continue in office with terms ending at the 2010 Annual Meeting. Class III Directors—Don E. Carroll, Richard W. Gushman, II, Victor Hao Li, Barry K. Taniguchi—continue in office with terms ending at the 2011 Annual Meeting.

HECO: On August 6, 2009, HEI, HECO’s sole common shareholder, (1) by written consent in lieu of a special meeting, approved amendment of Article V of HECO’s Amended Articles of Incorporation and amendments to HECO’s Amended and Restated Bylaws, as described under Item 5 below, and (2) by written consent in lieu of an annual meeting, fixed the number of directors at 12, elected all 11 incumbent HECO directors—Constance H. Lau (Chairman), Thomas B. Fargo, Timothy E. Johns, Bert A. Kobayashi, Jr., David M. Nakada, Alan M. Oshima, Richard M. Rosenblum, Anne M. Takabuki, Kelvin H. Taketa, Barry K. Taniguchi and Jeffrey N. Watanabe—and two new HECO directors, Peggy Y. Fowler and A. Maurice Myers, and ratified the appointment of KPMG LLP as independent registered public accounting firm of HECO for fiscal year 2009.

Item 5.	Other Information

A. Ratio of earnings to fixed charges.

	Six months ended June 30,		Years ended December 31,
	2009	2008	2008	2007	2006	2005	2004
HEI and Subsidiaries
Excluding interest on ASB deposits	2.14	1.75	2.06	1.78	2.08	2.31	2.32
Including interest on ASB deposits	1.77	1.52	1.71	1.52	1.73	1.98	2.00
HECO and Subsidiaries	2.54	3.90	3.48	2.43	3.14	3.23	3.49

See HEI Exhibit 12.1 and HECO Exhibit 12.2.

B. Amendments to HECO’s Articles of Incorporation and Bylaws.

On August 6, 2009, HEI, as the sole common shareholder of HECO, approved amendment of Article V of HECO’s Amended Articles of Incorporation to provide that the board of directors is to consist of a number of directors to be determined in accordance with HECO’s Bylaws. HEI also approved amendments of Sections 2 and 12 of Article II and Section 1 of Article III of HECO’s Amended and Restated Bylaws. The amendments to the Bylaws provide that the board is to consist of between 1 and 15 members (previously 11) and that, at the annual meeting, the shareholders entitled to vote are to fix the number of directors and elect directors. The amendments also specify that action permitted or required to be taken at an annual meeting may be taken by the unanimous written consent of shareholders entitled to vote. The amendment of Article V of HECO’s Amended Articles of Incorporation and HECO’s Amended and Restated Bylaws (as last amended August 6, 2009) are included as HECO Exhibits 3(i).4 and 3(ii) to this Report.

These amendments were adopted in connection with the election of two new HECO directors, Peggy Y. Fowler and A. Maurice Myers, to the HECO Board of Directors on August 6, 2009. Ms. Fowler is former Chief Executive Officer and President of Portland General Electric Company. She is also on the Board of Directors of Portland General Electric Company and Umpqua Holdings Corporation. Mr. Myers is former Chairman, President and Chief Executive Officer of Waste Management, Inc. He is also on the Board of Directors of HEI.

Item 6.	Exhibits

HEI Exhibit 12.1

Hawaiian Electric Industries, Inc. and Subsidiaries

Computation of ratio of earnings to fixed charges, six months ended June 30, 2009 and 2008 and years ended December 31, 2008, 2007, 2006, 2005 and 2004

HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of James A. Ajello (HEI Chief Financial Officer)

HEI Exhibit 32.1	Written Statement of Constance H. Lau (HEI Chief Executive Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

HEI Exhibit 32.2	Written Statement of James A. Ajello (HEI Chief Financial Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

HEI Exhibit 99.1	Amendment 2009-1 to the Hawaiian Electric Industries Retirement Savings Plan, executed May 5, 2009

HECO Exhibit 3(i).1	HECO’s Certificate of Amendment of Articles of Incorporation (Exhibit 3.1 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

HECO Exhibit 3(i).2	Articles of Amendment to HECO’s Amended Articles of Incorporation (Exhibit 3.1(b) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No 1-4955).

HECO Exhibit 3(i).3	Articles of Amendment to HECO’s Amended Articles of Incorporation (Exhibit 3(i).4 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No 1-4955).

HECO Exhibit 3(i).4	Amendment to Article V of HECO’s Amended Articles of Incorporation effective August 6, 2009

HECO Exhibit 3(ii)	HECO’s Amended and Restated Bylaws (as last amended August 6, 2009)

HECO Exhibit 12.2	Hawaiian Electric Company, Inc. and Subsidiaries Computation of ratio of earnings to fixed charges, six months ended June 30, 2009 and 2008 and years ended December 31, 2008, 2007, 2006, 2005 and 2004

HECO Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Richard M. Rosenblum (HECO Chief Executive Officer)

HECO Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (HECO Chief Financial Officer)

HECO Exhibit 32.3	Written Statement of Richard M. Rosenblum (HECO Chief Executive Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

HECO Exhibit 32.4	Written Statement of Tayne S. Y. Sekimura (HECO Chief Financial Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Richard M. Rosenblum
	Constance H. Lau		Richard M. Rosenblum
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of HECO)

By	/s/ James A. Ajello	By	/s/ Tayne S. Y. Sekimura
	James A. Ajello		Tayne S. Y. Sekimura
	Senior Financial Vice President,		Senior Vice President, Finance and
	Treasurer and Chief Financial Officer		Administration
	(Principal Financial Officer of HEI)		(Principal Financial Officer of HECO)

By	/s/ Curtis Y. Harada	By	/s/ Patsy H. Nanbu
	Curtis Y. Harada		Patsy H. Nanbu
	Vice President, Controller		Controller
	(Principal Accounting Officer of HEI)		(Principal Accounting Officer of HECO)

Date: August 7, 2009			Date: August 7, 2009