Form 10-K
period 2009-12-31
HAWAIIAN ELECTRIC CO INC; HAWAIIAN ELECTRIC INDUSTRIES INC
filed 2010-02-26
CIK 46207, 354707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	I.R.S. Employer Identification No.
1-8503	HAWAIIAN ELECTRIC INDUSTRIES, INC., a Hawaii corporation 900 Richards Street, Honolulu, Hawaii 96813 Telephone (808) 543-5662	99-0208097
1-4955	HAWAIIAN ELECTRIC COMPANY, INC., a Hawaii corporation 900 Richards Street, Honolulu, Hawaii 96813 Telephone (808) 543-7771	99-0040500

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Name of each exchange on which registered
Hawaiian Electric Industries, Inc.	Common Stock, Without Par Value	New York Stock Exchange
Hawaiian Electric Company, Inc.	Guarantee with respect to 6.50% Cumulative Quarterly Income Preferred Securities Series 2004 (QUIPSSM) of HECO Capital Trust III	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of each class
Hawaiian Electric Industries, Inc.	None
Hawaiian Electric Company, Inc.	Cumulative Preferred Stock

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

	Aggregate market value of the voting and non- voting common equity held by non-affiliates of the registrants as of	Number of shares of common stock outstanding of the registrants as of
	June 30, 2009	June 30, 2009	February 19, 2010
Hawaiian Electric Industries, Inc. (HEI)	$1,745,162,457	91,561,514	92,632,402
		(Without par value)	(Without par value)

Hawaiian Electric Company, Inc. (HECO)	None	12,805,843 ($6 2/3 par value)	13,786,959 ($6 2/3 par value)

DOCUMENTS INCORPORATED BY REFERENCE

HEI’s Annual Report to Shareholders (Selected Sections) for the fiscal year ended December 31, 2009—Parts I, II, III and IV

HEI and HECO’s Current Report on Form 8-K dated February 19, 2010—Parts I and II

HECO’s Consolidated Selected Financial Data—Part II

HECO’s Management’s Discussion and Analysis of Financial Condition and Results of Operations—Parts I and II

HECO’s Quantitative and Qualitative Disclosures about Market Risk— Parts I and II

HECO’s Consolidated 2009 Financial Statements—Parts I, II, III and IV

Selected sections of Proxy Statement of HEI for the 2010 Annual Meeting of Shareholders to be filed—Part III

This combined Form 10-K represents separate filings by Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc. Information contained herein relating to any individual registrant is filed by each registrant on its own behalf. HECO makes no representations as to any information not relating to itself.

i

GLOSSARY OF TERMS

Defined below are certain terms used in this report:

Terms	Definitions
1934 Exchange Act	Securities Exchange Act of 1934, as amended
2005 Act	Public Utility Holding Company Act of 2005
ASB	American Savings Bank, F.S.B., a wholly-owned subsidiary of American Savings Holdings, Inc. and parent company of American Savings Investment Services Corp. (and its subsidiary, Bishop Insurance Agency of Hawaii, Inc.). Former subsidiaries of ASB (other than former subsidiaries dissolved prior to 2005) include ASB Realty Corporation (dissolved in May 2005) and AdCommunications, Inc. (dissolved in May 2007).
ASHI	American Savings Holdings, Inc., a wholly-owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
BIF	Bank Insurance Fund
Btu	British thermal unit
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
Chevron	Chevron Products Company, a fuel oil supplier
CHP	Combined heat and power
Company

When used in Hawaiian Electric Industries, Inc. sections, the “Company” refers to Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under HECO); American Savings Holdings, Inc. and its subsidiary, American Savings Bank, F.S.B. and its subsidiaries (listed under ASB); Pacific Energy Conservation Services, Inc.; HEI Properties, Inc.; HEI Investments, Inc. (dissolved in 2008); Hawaiian Electric Industries Capital Trust II and Hawaiian Electric Industries Capital Trust III (inactive financing entities); and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.). Former subsidiaries of HEI (other than former subsidiaries of HECO and ASB and former subsidiaries of HEI sold or dissolved prior to 2005) include Hycap Management, Inc. (dissolved in 2007) and HEI Power Corp. (discontinued operations, dissolved in 2006) and its dissolved subsidiaries.

When used in Hawaiian Electric Company, Inc. sections, the “Company” refers to Hawaiian Electric Company, Inc. and its direct subsidiaries.

Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
D&O	Decision and order
DG	Distributed generation
DOD	Department of Defense – federal
DOH	Department of Health of the State of Hawaii
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
DSM	Demand-side management
ECAC	Energy cost adjustment clauses
EITF	Emerging Issues Task Force
Energy Agreement	Agreement dated October 20, 2008 and signed by the Governor of the State of Hawaii, the State of Hawaii Department of Business, Economic Development and Tourism, the Division of Consumer Advocacy of the Department of Commerce and Consumer Affairs, and HECO, for itself and on behalf of its electric utility subsidiaries committing to actions to develop renewable energy and reduce dependence on fossil fuels in support of the HCEI
EPA	Environmental Protection Agency - federal
ERL	Environmental Response Law of the State of Hawaii
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
federal	U.S. Government
FERC	Federal Energy Regulatory Commission
FHLB	Federal Home Loan Bank

GLOSSARY OF TERMS (continued)

Terms	Definitions
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Financing Corporation
FIN	Financial Accounting Standards Board Interpretation No.
FNMA	Federal National Mortgage Association
GAAP	U. S. generally accepted accounting principles
GHG	Greenhouse gas
GNMA	Government National Mortgage Association
Gramm Act	Gramm-Leach-Bliley Act of 1999
HCEI	Hawaii Clean Energy Initiative
HC&S	Hawaiian Commercial & Sugar Company, a division of A&B-Hawaii, Inc.
HECO	Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Hawaii Electric Light Company, Inc., Maui Electric Company, Limited, HECO Capital Trust III (unconsolidated subsidiary), Renewable Hawaii, Inc. and Uluwehiokama Biofuels Corp.
HECO’s Consolidated Financial Statements	Hawaiian Electric Company, Inc.’s Consolidated Financial Statements, which are incorporated into Parts I, II, III and IV of this Form 10-K by reference to HECO Exhibit 99 to HECO’s Current Report on Form 8-K dated February 19, 2010
HECO’s MD&A	Hawaiian Electric Company, Inc.’s Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated into Part I, Item 1 and Part II, Item 7 of this Form 10-K by reference to HECO Exhibit 99 to HECO’s Current Report on Form 8-K dated February 19, 2010
HEI	Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., American Savings Holdings, Inc., Pacific Energy Conservation Services, Inc., HEI Properties, Inc., HEI Investments, Inc. (dissolved in 2008), Hawaiian Electric Industries Capital Trust II, Hawaiian Electric Industries Capital Trust III and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.). Former subsidiaries (other than those sold or dissolved prior to 2005) are listed under Company.
HEI’s Annual Report	Selected sections of Hawaiian Electric Industries, Inc.’s 2009 Annual Report to Shareholders, which are incorporated into Parts I, II, III and IV of this Form 10-K by reference to HEI Exhibit 13 to HEI’s Current Report on Form 8-K dated February 19, 2010
HEI’s Consolidated Financial Statements	Hawaiian Electric Industries, Inc.’s Consolidated Financial Statements, which are incorporated into Part I, Item 1 and Part II, Item 8 of this Form 10-K by reference to HEI Exhibit 13 to HEI’s Current Report on Form 8-K dated February 19, 2010
HEI’s MD&A	Hawaiian Electric Industries, Inc.’s Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated into Part I, Item 1 and Part II, Item 7 of this Form 10-K by reference to HEI Exhibit 13 to HEI’s Current Report on Form 8-K dated February 19, 2010
HEI 2010 Proxy Statement	Selected sections of Hawaiian Electric Industries, Inc.’s 2010 Proxy Statement to be filed, which are incorporated into this Form 10-K by reference
HEIII	HEI Investments, Inc. (formerly HEI Investment Corp.) (dissolved in 2008), a direct subsidiary of Hawaiian Electric Industries, Inc. since January 2007 and formerly a wholly-owned subsidiary of HEI Power Corp.
HEIPI	HEI Properties, Inc., a wholly-owned subsidiary of Hawaiian Electric Industries, Inc.
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELCO	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.
HEP	Hamakua Energy Partners, L.P., formerly known as Encogen Hawaii, L.P.
HITI	Hawaiian Interisland Towing, Inc.
HTB	Hawaiian Tug & Barge Corp. On November 10, 1999, HTB sold substantially all of its operating assets and the stock of Young Brothers, Limited, and changed its name to The Old Oahu Tug Services, Inc.
IPP	Independent power producer
IRP	Integrated resource plan
Kalaeloa	Kalaeloa Partners, L.P.

GLOSSARY OF TERMS (continued)

Terms	Definitions
kV	kilovolt
KWH	Kilowatthour
LSFO	Low sulfur fuel oil
MBtu	Million British thermal unit
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MECO	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
MSFO	Medium sulfur fuel oil
MW	Megawatt/s (as applicable)
NA	Not applicable
NM	Not meaningful
OPA	Federal Oil Pollution Act of 1990
OTS	Office of Thrift Supervision, Department of Treasury
PCB	Polychlorinated biphenyls
PECS	Pacific Energy Conservation Services, Inc., a wholly-owned subsidiary of Hawaiian Electric Industries, Inc.
PGV	Puna Geothermal Venture
PPA	Power purchase agreement
PUC	Public Utilities Commission of the State of Hawaii
PURPA	Public Utility Regulatory Policies Act of 1978
QF	Qualifying Facility under the Public Utility Regulatory Policies Act of 1978
QTL	Qualified Thrift Lender
RCRA	Resource Conservation and Recovery Act of 1976
Registrant	Each of Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc.
RHI	Renewable Hawaii, Inc., a wholly owned subsidiary of Hawaiian Electric Company, Inc.
ROACE	Return on average common equity
RPS	Renewable portfolio standards
SAIF	Savings Association Insurance Fund
SAR	Stock appreciation right
SEC	Securities and Exchange Commission
See	Means the referenced material from HEI Exhibit 13 and/or HECO Exhibit 99 to HEI’s and HECO’s Current Report on Form 8-K dated February 19, 2010 is incorporated by reference as if fully set forth herein (or means refer to the referenced section in this document or the referenced document)
SOIP	1987 Stock Option and Incentive Plan, as amended
ST	Steam turbine
state	State of Hawaii
Tesoro	Tesoro Hawaii Corporation dba BHP Petroleum Americas Refining Inc., a fuel oil supplier
TOOTS

The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.), a wholly-owned subsidiary of

Hawaiian Electric Industries, Inc. On November 10, 1999, HTB sold the stock of YB and substantially all of HTB’s operating assets and changed its name.

UBC	Uluwehiokama Biofuels Corp., a non-regulated subsidiary of Hawaiian Electric Company, Inc.
UST	Underground storage tank
YB	Young Brothers, Limited, which was sold on November 10, 1999, was formerly a wholly-owned subsidiary of Hawaiian Tug & Barge Corp.

Forward-Looking Statements

This report and other presentations made by Hawaiian Electric Industries, Inc. (HEI) and Hawaiian Electric Company, Inc. (HECO) and their subsidiaries contain “forward-looking statements,” which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates” or similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects or possible future actions are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and the accuracy of assumptions concerning HEI and its subsidiaries (collectively, the Company), the performance of the industries in which they do business and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.

Risks, uncertainties and other important factors that could cause actual results to differ materially from those in forward-looking statements and from historical results include, but are not limited to, the following:

•

international, national and local economic conditions, including the state of the Hawaii tourism and construction industries, the strength or weakness of the Hawaii and continental U.S. real estate markets (including the fair value and/or the actual performance of collateral underlying loans held by American Savings Bank, F.S.B. (ASB), which could result in higher loan loss provisions and write-offs), decisions concerning the extent of the presence of the federal government and military in Hawaii, and the implications and potential impacts of current capital and credit market conditions and federal and state responses to those conditions, such as the Emergency Economic Stabilization Act of 2008 and the American Economic Recovery and Reinvestment Act of 2009;

•	weather and natural disasters, such as hurricanes, earthquakes, tsunamis, lightning strikes and the potential effects of global warming (such as more severe storms and rising sea levels);

•

global developments, including terrorist acts, the war on terrorism, continuing U.S. presence in Iraq and Afghanistan, potential conflict or crisis with North Korea or in the Middle East, Iran’s nuclear activities and potential H1N1 and avian flu pandemics;

•	the timing and extent of changes in interest rates and the shape of the yield curve;

•

the ability of the Company to access credit markets to obtain commercial paper and other short-term and long-term debt financing (including lines of credit) and to access capital markets to issue HEI common stock under volatile and challenging market conditions, and the cost of such financings, if available;

•	the risks inherent in changes in the value of and market for securities available for sale and in the value of pension and other retirement plan assets;

•

changes in laws, regulations, market conditions and other factors that result in changes in assumptions used to calculate retirement benefits costs and funding requirements and the fair value of ASB used to test goodwill for impairment;

•	the impact of potential legislative and regulatory changes increasing oversight of and reporting by banks in response to the recent financial crisis and federal bailout of financial institutions;

•

increasing competition in the electric utility and banking industries (e.g., increased self-generation of electricity may have an adverse impact on HECO’s revenues and increased price competition for deposits, or an outflow of deposits to alternative investments, may have an adverse impact on ASB’s cost of funds);

•

the implementation of the Energy Agreement with the State of Hawaii and Consumer Advocate (Energy Agreement) setting forth the goals and objectives of a Hawaii Clean Energy Initiative (HCEI), revenue decoupling and the fulfillment by the utilities of their commitments under the Energy Agreement (given the Public Utilities Commission of the State of Hawaii (PUC) approvals needed; the PUC’s potential delay in considering HCEI-related costs; reliance by the Company on outside parties like the state, independent power producers (IPPs) and developers; potential changes in political support for the HCEI; and uncertainties surrounding wind power, the proposed undersea cable, biofuels, environmental assessments and the impacts of implementation of the HCEI on future costs of electricity);

•

capacity and supply constraints or difficulties, especially if generating units (utility-owned or IPP-owned) fail or measures such as demand-side management (DSM), distributed generation (DG), combined heat and power (CHP) or other firm capacity supply-side resources fall short of achieving their forecasted benefits or are otherwise insufficient to reduce or meet peak demand;

•	the risk to generation reliability when generation peak reserve margins on Oahu are strained;

•	fuel oil price changes, performance by suppliers of their fuel oil delivery obligations and the continued availability to the electric utilities of their energy cost adjustment clauses (ECACs);

•	the impact of fuel price volatility on customer satisfaction and political and regulatory support for the utilities;

•

the risks associated with increasing reliance on renewable energy, as contemplated under the Energy Agreement, including the availability and cost of non-fossil fuel supplies for renewable generation and the operational impacts of adding intermittent sources of renewable energy to the electric grid;

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

v

•

federal, state, county and international governmental and regulatory actions, such as changes in laws, rules and regulations applicable to HEI, HECO, ASB and their subsidiaries (including changes in taxation, regulatory changes resulting from the HCEI, environmental laws and regulations, the regulation of greenhouse gas emissions (GHG), healthcare reform, governmental fees and assessments (such as Federal Deposit Insurance Corporation assessments), potential carbon “cap and trade” legislation that may fundamentally alter costs to produce electricity and accelerate the move to renewable generation, and the potential elimination of the Office of Thrift Supervision (OTS) and the grandfathering provisions of the Gramm-Leach-Bliley Act of 1999 (Gramm Act) that have permitted HEI to own ASB);

•	decisions by the PUC in rate cases (including the risks of delays in the timing of decisions, adverse changes in final decisions from interim decisions and the disallowance of project costs);

•

decisions in other proceedings by the PUC and by other agencies and courts on land use, environmental and other permitting issues (such as required corrective actions, restrictions and penalties that may arise, for example with respect to environmental conditions or renewable portfolio standards (RPS));

•

enforcement actions by the OTS and other governmental authorities (such as consent orders, required corrective actions, restrictions and penalties that may arise, for example, with respect to compliance deficiencies under banking regulations or with respect to capital adequacy);

•	increasing operation and maintenance expenses and investment in infrastructure for the electric utilities, resulting in the need for more frequent rate cases;

•	the ability of ASB to execute its performance improvement project, including the reduction of expenses through the conversion to the Fiserv Inc. bank platform system;

•

the risks associated with the geographic concentration of HEI’s businesses and ASB’s loans, ASB’s concentration in a single product type (first mortgages) and ASB’s significant credit relationships (i.e., concentrations of large loans and/or credit lines with certain customers);

•

changes in accounting principles applicable to HEI, HECO, ASB and their subsidiaries, including the adoption of International Financial Reporting Standards (IFRS) or new U.S. accounting standards, the potential discontinuance of regulatory accounting and the effects of potentially required consolidation of variable interest entities or required capital lease accounting for PPAs with IPPs;

•	changes by securities rating agencies in their ratings of the securities of HEI and HECO and the results of financing efforts;

•	faster than expected loan prepayments that can cause an acceleration of the amortization of premiums on loans and investments and the impairment of mortgage servicing assets of ASB;

•	changes in ASB’s loan portfolio credit profile and asset quality which may increase or decrease the required level of allowance for loan losses and charge-offs;

•	changes in ASB’s deposit cost or mix which may have an adverse impact on ASB’s cost of funds;

•	the final outcome of tax positions taken by HEI, HECO, ASB and their subsidiaries;

•	the risks of suffering losses and incurring liabilities that are uninsured; and

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

HEI Consolidated

HEI and subsidiaries and lines of business.

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

HECO and its operating utility subsidiaries, Hawaii Electric Light Company, Inc. (HELCO) and Maui Electric Company, Limited (MECO), are regulated electric public utilities. HECO also owns all the common securities of HECO Capital Trust III (a Delaware statutory trust), which was formed to effect the issuance of $50 million of cumulative quarterly income preferred securities in 2004, for the benefit of HECO, HELCO and MECO. In December 2002, HECO formed a subsidiary, Renewable Hawaii, Inc., to invest in renewable energy projects. In September 2007, HECO formed another subsidiary, Uluwehiokama Biofuels Corp. (UBC), to invest in a biodiesel refining plant to be built on the island of Maui, which project has been terminated.

Besides HECO and its subsidiaries, HEI also currently owns directly or indirectly the following subsidiaries: American Savings Holdings, Inc. (ASHI) (a holding company) and its subsidiary, ASB, and the subsidiaries of ASB; Pacific Energy Conservation Services, Inc. (PECS); HEI Properties, Inc. (HEIPI); HEI Investments, Inc.; Hawaiian Electric Industries Capital Trusts II and III (formed in 1997 to be available for trust securities financings); and The Old Oahu Tug Service, Inc. (TOOTS).

ASB, acquired by HEI in 1988, is one of the largest financial institutions in the State of Hawaii with assets of $4.9 billion as of December 31, 2009.

HEIPI, whose predecessor company was formed in February 1998, holds venture capital investments (in companies based in Hawaii and on the U.S. mainland) with a carrying value of $1.3 million as of December 31, 2009.

HEI Investment Corp. (HEIIC), incorporated in May 1984 primarily to make passive investments in corporate securities and other long-term investments, changed its name to HEI Investments, Inc. (HEIII) in January 2000. HEIII is not an “investment company” regulated under the Investment Company Act of 1940. HEIII’s long-term investments previously consisted primarily of investments in leveraged leases, the last of which was sold in November 2007. HEIII filed articles of dissolution in 2008 and substantially completed winding up its affairs during 2009.

PECS was formed in 1994 and currently is a contract services company providing windfarm operational and maintenance services to an affiliated electric utility that will cease such services when the windfarm is dismantled in 2010.

In November 1999, Hawaiian Tug & Barge Corp. (HTB) sold substantially all of its operating assets and the stock of Young Brothers, Limited (YB) for a nominal gain, changed its name to TOOTS and ceased maritime freight transportation operations. TOOTS currently administers certain employee and retiree-related benefits programs and monitors matters related to its former operations and the operations of its former subsidiary.

For additional information about the Company required by this item, see HEI’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (HEI’s MD&A), HEI’s “Quantitative and Qualitative Disclosures about Market Risk” and HEI’s Consolidated Financial Statements (including Note 2, “Segment financial information”), which are incorporated by reference to HEI Exhibit 13 to HEI’s Current Report on Form 8-K dated February 19, 2010 (HEI’s Annual Report), and also see HECO’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (HECO’s MD&A) and HECO’s Consolidated Financial Statements and HECO’s “Quantitative and Qualitative Disclosures About Market Risk,” which are incorporated by reference to HECO Exhibit 99 to HECO’s Current Report on Form 8-K dated February 19, 2010.

The Company’s website address is www.hei.com. The information on the Company’s website is not incorporated by reference in this annual report on Form 10-K unless, and except to the extent, specifically incorporated herein by reference. HEI and HECO currently make available free of charge through this website their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports (since 1994) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Recent developments and updates (to information incorporated by reference into this Form 10-K from HEI’s and HECO’s MD&As and HEI’s and HECO’s Consolidated Financial Statements in HEI Exhibit 13 and HECO Exhibit 99 to the Company’s Current Report on Form 8-K dated February 19, 2010) are included in the discussions below.

Commitments and contingencies.

See “HEI Consolidated–Selected contractual obligations and commitments” in HEI’s MD&A and HECO’s “Commitments and contingencies” below.

Regulation.

HEI and HECO are each holding companies within the meaning of the Public Utility Holding Company Act of 2005 and implementing regulations (2005 Act) and filed a required notification of that status on February 21, 2006. The 2005 Act requires holding companies and their subsidiaries to grant the Federal Energy Regulatory Commission (FERC) access to books and records relating to FERC’s jurisdictional rates, and also imposes certain record retention, accounting and reporting requirements. However, FERC granted the application of HEI and HECO for a waiver of these record retention, accounting and reporting requirements, effective May 2006.

HEI is subject to an agreement entered into with the PUC (the PUC Agreement) which, among other things, requires HEI to provide the PUC with periodic financial information and other reports concerning intercompany transactions and other matters. It also prohibits the electric utilities from loaning funds to HEI or its nonutility subsidiaries and from redeeming common stock of the electric utility subsidiaries without PUC approval. Further, the PUC could limit the ability of the electric utility subsidiaries to pay dividends on their common stock. See “Restrictions on dividends and other distributions” and “Electric utility—Regulation” below.

As a result of the acquisition of ASB, HEI and ASHI are subject to OTS registration, supervision and reporting requirements as savings and loan holding companies. In the event the OTS has reasonable cause to believe that any activity of HEI or ASHI constitutes a serious risk to the financial safety, soundness or stability of ASB, the OTS is authorized under the Home Owners’ Loan Act of 1933, as amended, to impose certain restrictions on HEI, ASHI and/or any of their subsidiaries. Possible restrictions include precluding or limiting: (i) the payment of dividends by ASB; (ii) transactions between ASB, HEI or ASHI, and their subsidiaries or affiliates; and (iii) the activities of ASB that might expose ASB to the liabilities of HEI and/or ASHI and their other affiliates. See “Restrictions on dividends and other distributions” below.

OTS regulations generally prohibit savings and loan holding companies and their nonthrift subsidiaries from engaging in activities other than those which are specifically enumerated in the regulations. However, the OTS regulations provide for an exemption which is available to HEI and ASHI if ASB satisfies the qualified thrift lender (QTL) test discussed under “Bank—Regulation—Qualified thrift lender test.” ASB met the QTL test at all times during 2009; however, the failure of ASB to satisfy the QTL test in the future could result in a need for HEI to divest ASB. In addition, currently proposed federal legislation could eliminate this exemption. See “Legislation and regulation” in HEI’s MD&A.

Restrictions on dividends and other distributions. HEI is a legal entity separate and distinct from its various subsidiaries. As a holding company with no significant operations of its own, HEI’s principal sources of funds are dividends or other distributions from its operating subsidiaries, borrowings and sales of equity. The rights of HEI and, consequently, its creditors and shareholders, to participate in any distribution of the assets of any of its subsidiaries are subject to the prior claims of the creditors and preferred stockholders of such subsidiary, except to the extent that claims of HEI in its capacity as a creditor are recognized as primary.

The abilities of certain of HEI’s subsidiaries to pay dividends or make other distributions to HEI are subject to contractual and regulatory restrictions. Under the PUC Agreement, in the event that the consolidated common stock equity of the electric utility subsidiaries falls below 35% of the total capitalization of the electric utilities (including the current maturities of long-term debt, but excluding short-term borrowings), the electric utility subsidiaries would, absent PUC approval, be restricted in their payment of cash dividends to 80% of the earnings available for the payment of dividends in the current fiscal year and preceding five years, less the amount of dividends paid during that period. The PUC Agreement also provides that the foregoing dividend restriction shall not be construed as relinquishing any right the PUC may have to review the dividend policies of the electric utility subsidiaries. As of December 31, 2009, the consolidated common stock equity of HEI’s electric utility subsidiaries was 54% of their total capitalization (as calculated for purposes of the PUC Agreement). As of December 31, 2009, HECO and its subsidiaries had common stock equity of $1.3 billion of which approximately $588 million was not available for transfer to HEI without regulatory approval.

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

Securities ratings.

See the Standard & Poor’s (S&P) and Moody’s Investors Service’s (Moody’s) ratings of HEI’s and HECO’s securities and discussion under “Liquidity and capital resources” (both “HEI Consolidated” and “Electric utility”) in HEI’s MD&A. These ratings reflect only the view, at the time the ratings are issued, of the applicable rating agency from whom an explanation of the significance of such ratings may be obtained. There is no assurance that any such credit rating will remain in effect for any given period of time or that such rating will not be lowered, suspended or withdrawn entirely by the applicable rating agency if, in such rating agency’s judgment, circumstances so warrant. Any such lowering, suspension or withdrawal of any rating may have an adverse effect on the market price or marketability of HEI’s and/or HECO’s securities, which could increase the cost of capital of HEI and HECO. Neither HEI nor HECO management can predict future rating agency actions or their effects on the future cost of capital of HEI or HECO.

Revenue bonds are issued by the Department of Budget and Finance of the State of Hawaii for the benefit of HECO and its subsidiaries, but the source of their repayment are the unsecured obligations of HECO and its subsidiaries under loan agreements and notes issued to the Department, including HECO’s guarantees of its subsidiaries’ obligations. The payment of principal and interest due on revenue bonds currently outstanding and issued prior to 2009 are insured either by Ambac Assurance Corporation, Financial Guaranty Insurance Company, MBIA Insurance Corporation (which bonds have been reinsured by National Public Finance Guarantee Corp.) or Syncora Guarantee Inc. See the discussion of the downgrades of the ratings of these insurers under “Electric Utility—Liquidity and capital resources” in HEI’s MD&A.

Moody’s, in an issuer comment dated February 23, 2010, indicated that it views recent regulatory decisions by the PUC as being credit supportive for the ratings of HEI and HECO, but will not result in any change in ratings or rating outlooks at this time. The issuer comment references the PUC’s February 19, 2010 second interim decision in the HECO 2009 test year rate case and the PUC order approving a joint final statement of position that if implemented would introduce a decoupling mechanism into rates for HECO’s customers (see “Generating reliability and reserve margin” and “Regulation,” respectively, below). The issuer comment states:

Moody’s considers both actions to have positive credit implications for the companies’ near-term and intermediate-term credit profiles. The $12.7 million rate increase for CT1 will have an immediate positive impact on HEI’s and HECO’s earnings and cash flow in 2010 as both companies’ credit metrics remain weak for their current rating due in part to the impact that the Hawaiian economy has had on financial results. Moreover, the Order on decoupling, while not affecting near-term financial results, is an important first step in beginning to address the regulatory lag that has historically affected HEI’s and HECO’s financial results negatively and helps to advance statewide objectives contemplated under the Hawaii Clean Energy Initiative.

S&P, in a bulletin dated February 25, 2010, indicated that the two recent rulings by the PUC mentioned above do not affect the ratings on HECO or HEI. S&P stated that “the rulings demonstrate progress in managing the full regulatory docket for HECO, but that the ongoing need for timely rate relief remains a factor in the negative outlook assigned to the utility and its parent.” The bulletin further states:

While we view the orders as constructive, delays in rulings are contributing to regulatory lag. The negative outlook also reflects a weak island economy, the parent’s reliance on the utility for distributions given HECO’s growing capital program, and deteriorating credit metrics.

Employees.

As of December 31, 2009, 2008, 2007, 2006 and 2005 the Company had full-time employees as follows:

December 31	2009	2008	2007	2006	2005
HEI	34	41	42	41	42
HECO and its subsidiaries	2,297	2,203	2,145	2,085	2,066
ASB and its subsidiaries	1,117	1,313	1,330	1,318	1,272
Other subsidiaries	3	3	3	3	3

	3,451	3,560	3,520	3,447	3,383

The utilities’ employee count increased in 2009 due in part to new positions to meet increased workload, to provide staffing for Campbell Industrial Park Combustion Turbine No. 1 (CIP CT-1) and to carry out strategies such as the Hawaii Clean Energy Initiative (HCEI) and related Energy Agreement. ASB’s employee count decreased in 2009 due primarily to staff reductions resulting from ASB’s performance improvement project and the Bishop Insurance Agency closure.

The employees of HEI and its direct and indirect subsidiaries, other than the electric utilities, are not covered by any collective bargaining agreement. As of December 31, 2009, 56% of HECO and its subsidiaries’ employees were covered by collective bargaining agreements. See the discussion of “Collective bargaining agreements” in Note 3 to HEI’s Consolidated Financial Statements.

Properties.

HEI leases office space from nonaffiliated lessors in downtown Honolulu under leases that expire in May 2011. HEI also subleases office space in a downtown Honolulu building leased by HECO under a lease that expires in November 2021, with an option to extend to November 2024.

Electric utility

HECO and subsidiaries and service areas.

HECO, HELCO and MECO are regulated operating electric public utilities engaged in the production, purchase, transmission, distribution and sale of electricity on the islands of Oahu; Hawaii; and Maui, Lanai and Molokai, respectively. HECO acquired MECO in 1968 and HELCO in 1970. In 2009, the electric utilities’ revenues and net income amounted to approximately 88% and 96%, respectively, of HEI’s consolidated revenues and net income, compared to approximately 89% and 102% in 2008 and approximately 83% and 62% in 2007, respectively.

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

Sales of electricity.

The following table sets forth the number of electric customer accounts as of December 31, 2009, 2008 and 2007 and electric sales revenues by company for each of the years then ended:

Years ended December 31	2009		2008		2007
(dollars in thousands)	Customer accounts*	Electric sales revenues	Customer accounts*	Electric sales revenues	Customer accounts*	Electric sales revenues
HECO	295,282	$1,379,208	293,740	$1,948,243	294,591	$1,380,726
HELCO	79,813	342,982	79,606	445,214	78,983	360,684
MECO	67,489	296,433	67,065	451,042	66,323	349,138

	442,584	$2,018,623	440,411	$2,844,499	439,897	$2,090,548

*	As of December 31.

Seasonality. Kilowatthour (KWH) sales of HECO and its subsidiaries follow a seasonal pattern, but they do not experience the extreme seasonal variation due to extreme weather variations like some electric utilities on the U.S. mainland. KWH sales in Hawaii tend to increase in the warmer summer months, probably as a result of increased demand for air conditioning.

Significant customers. HECO and its subsidiaries derived approximately 10% in 2009, 10% in 2008 and 9% in 2007 of their operating revenues from the sale of electricity to various federal government agencies.

Under a Basic Ordering Agreement (BOA) with the federal Department of Defense (DOD) entered into in 2007, which expires in 2012, and earlier BOAs and other agreements, HECO has completed energy conservation and other projects for federal agencies over the years, although the number of projects completed has decreased through the years.

The Energy Policy Act of 2005 mandated that federal buildings reduce energy consumption by up to 20% by fiscal year 2015 relative to base fiscal year 2003 consumption to the extent that these measures are cost effective. The Act also establishes energy conservation goals at the state level for federally funded programs, stricter conservation measures for a variety of large energy-consuming products and tax credits for energy efficient homes, solar energy, fuel cells and microturbine power plants; and includes other energy-related provisions. Executive Order 13514, adopted in 2009, expanded upon energy reduction and environmental performance requirements set forth in Executive Orders 13123, 13149 and 13423. The Order sets the framework for sustainability goals for Federal agencies including making improvements in environmental, energy, and economic performance. The Order requires agencies to set agency-defined targets for the reduction of greenhouse gas emissions, as well as measure and manage steps to meet those targets. HECO continues to work with various federal agencies to implement measures that will help them achieve their energy reduction objectives.

On October 20, 2008, the Governor of the State of Hawaii, the State of Hawaii Department of Business, Economic Development and Tourism, the Division of Consumer Advocacy of the State of Hawaii Department of Commerce and Consumer Affairs, and HECO, on behalf of itself and its subsidiaries, HELCO and MECO, signed an Energy Agreement, a comprehensive road map that moves Hawaii towards a future where 70% of its electricity and ground transportation needs will come from clean sources by the year 2030. Several facets of the HCEI, such as energy efficiency, advanced metering infrastructure, pricing principles and new programs, are designed to assist all classes of customers in conserving energy, including HECO’s largest customers. See “Hawaii Clean Energy Initiative” in Note 3 to HEI’s Consolidated Financial Statements.

Neither HEI nor HECO management can predict with certainty the impact of these or other governmental mandates or the HCEI on HEI’s or HECO’s future financial condition, results of operations, or liquidity.

Selected consolidated electric utility operating statistics.

Years ended December 31,	2009	2008	2007	2006	2005
KWH sales (millions)
Residential	2,893.3	2,924.7	3,035.5	3,022.2	3,008.0
Commercial	3,221.7	3,326.3	3,340.6	3,313.3	3,288.5
Large light and power	3,524.5	3,632.9	3,690.2	3,728.8	3,742.0
Other	50.2	52.3	51.8	51.5	51.4

	9,689.7	9,936.2	10,118.1	10,115.8	10,089.9

KWH net generated and purchased (millions)
Net generated	6,117.6	6,261.8	6,478.6	6,610.8	6,485.3
Purchased	4,119.8	4,248.2	4,228.0	4,094.4	4,167.5

	10,237.4	10,510.0	10,706.6	10,705.2	10,652.8

Losses and system uses (%)	5.1	5.2	5.3	5.3	5.1
Energy supply (December 31)
Net generating capability—MW	1,815	1,687	1,685	1,669	1,644
Firm purchased capability—MW	532	540	538	535	540

	2,347	2,227	2,223	2,204	2,184

Net peak demand—MW [1]	1,618	1,590	1,635	1,685	1,641
Btu per net KWH generated	10,753	10,700	10,807	10,848	10,873
Average fuel oil cost per Mbtu (cents)	1,026.4	1,840.0	1,108.2	1,094.1	908.6

Customer accounts (December 31)
Residential	385,886	383,042	381,964	376,783	372,638
Commercial	54,527	55,243	55,869	55,493	54,647
Large light and power	558	543	554	567	559
Other	1,613	1,583	1,510	1,499	1,472

	442,584	440,411	439,897	434,342	429,316

Electric revenues (thousands)
Residential	$690,656	$935,061	$713,241	$690,425	$607,031
Commercial	694,087	973,048	714,218	695,247	611,403
Large light and power	623,159	921,321	652,298	648,066	569,016
Other	10,721	15,069	10,791	10,530	9,200

	$2,018,623	$2,844,499	$2,090,548	$2,044,268	$1,796,650

Average revenue per KWH sold (cents)	20.83	28.63	20.66	20.21	17.81
Residential	23.87	31.97	23.50	22.85	20.18
Commercial	21.54	29.25	21.38	20.98	18.59
Large light and power	17.68	25.36	17.68	17.38	15.21
Other	21.36	28.81	20.81	20.44	17.92

Residential statistics
Average annual use per customer account (KWH)	7,523	7,640	7,996	8,056	8,141
Average annual revenue per customer account	$1,796	$2,443	$1,879	$1,840	$1,643
Average number of customer accounts	384,600	382,821	379,621	375,143	369,495

[1]	Sum of the net peak demands on all islands served, noncoincident and nonintegrated.

Generation statistics.

The following table contains certain generation statistics as of, and for the year ended, December 31, 2009. The net generating and firm purchased capability available for operation at any given time may be more or less than shown because of capability restrictions or temporary outages for inspection, maintenance, repairs or unforeseen circumstances.

	Island of Oahu-HECO	Island of Hawaii-HELCO	Island of Maui-MECO	Island of Lanai-MECO	Island of Molokai-MECO	Total
Net generating and firm purchased capability (MW) as of December 31, 2009[1]
Conventional oil-fired steam units	1,106.8	62.2	35.9	–	–	1,204.9
Diesel	29.5	30.8	96.8	10.1	9.6	176.8
Combustion turbines (peaking units)	101.8	–	–	–	–	101.8
Other combustion turbines	113.0	46.3	–	–	2.2	161.5
Combined-cycle unit	–	56.2	113.6	–	–	169.8
Firm contract power[2]	434.0	82.0	16.0	–	–	532.0

	1,785.1	277.5	262.3	10.1	11.8	2,346.8

Net peak demand (MW)	1,213.0	194.6	199.9	4.7	5.9	1,618.1 [3]
Reserve margin	50.8%	42.6%	31.2%	114.9%	100.0%	50.0%
Annual load factor	73.0%	71.0%	68.7%	66.4%	67.5%	72.2%
KWH net generated and purchased (millions)	7,761.6	1,210.0	1,203.5	27.4	34.9	10,237.4

[1]	HECO units at normal ratings; MECO and HELCO units at reserve ratings.

[2]

Nonutility generators—HECO: 208 MW (Kalaeloa Partners, L.P., oil-fired), 180 MW (AES Hawaii, Inc., coal-fired) and 46 MW (HPower, refuse-fired); HELCO: 22 MW (Puna Geothermal Venture, geothermal) and 60 MW (Hamakua Energy Partners, L.P., oil-fired); MECO: 16 MW (Hawaiian Commercial & Sugar Company, primarily bagasse-fired).

[3]	Noncoincident and nonintegrated.

Generating reliability and reserve margin.

HECO serves the island of Oahu and HELCO serves the island of Hawaii. MECO has three separate electrical systems—one each on the islands of Maui, Molokai and Lanai. HECO, HELCO and MECO have isolated electrical systems that are not currently interconnected to each other or to any other electrical grid and, thus, each maintains a higher level of reserve generation than is typically carried by interconnected mainland U.S. utilities, which are able to share reserve capacity. These higher levels of reserve margins are required to meet peak electric demands, to provide for scheduled maintenance of generating units (including the units operated by IPPs relied upon for firm capacity) and to allow for the forced outage of the largest generating unit in the system.

HECO’s CIP CT-1 was completed and placed into service (i.e., tied into the electrical grid and producing power) on August 3, 2009. With CIP CT-1, HECO’s reserve capacity is sufficient to meet its generating system reliability guideline. See “Clean energy scenario planning, integrated resource planning, requirements for additional generating capacity and adequacy of supply” in HEI’s MD&A under “Electric utility.”

On February 19, 2010, the PUC issued a second interim decision and order (D&O) in the HECO 2009 test year rate case granting HECO an additional increase of $12.7 million in annual revenues. This change was implemented effective February 20, 2010. The second interim increase is to recover the costs related to the CIP CT-1 and related transmission improvements, and is based on a return on average common equity of 10.50%, which was agreed to by the parties for purposes of an interim D&O, and a rate of return of 8.45% on an average rate base of $1.251 billion. In the second interim D&O, the PUC stated that, pending receipt of an operational supply of biodiesel, it will allow HECO to operate CIP CT-1 as a traditional diesel peaking unit, which is more fuel efficient than running the unit only on an emergency basis. HECO will provide a report to the PUC quarterly so the PUC can confirm HECO is making adequate progress in securing an operational supply of biodiesel. The generating unit has been successfully tested on biodiesel, and in December 2009, HECO entered into a two-year contract with Renewable Energy Group Marketing and Logistics, LLC (REG) to supply biodiesel for the unit, subject to PUC approval which is pending. The total of interim increases granted in the 2009 test year rate case amount to $73.8 million or 5.7% in annual revenues over effective rates at the time of the first interim increase, which granted HECO $61.1 million on August 3, 2009. If the amounts collected pursuant to interim decisions exceed the amount of increase ultimately approved in the final D&O, then the excess will have to be refunded to HECO’s customers with interest. Management cannot predict the timing, or the ultimate outcome, of a final D&O in this rate case.

Integrated resource planning and clean energy scenario planning.

The PUC issued an order in 1992 requiring the energy utilities in Hawaii to develop integrated resource plans (IRPs), which may be approved, rejected or modified by the PUC. The goal of integrated resource planning is to identify demand- and supply-side resources and integrate these resources for meeting near- and long-term consumer energy needs in an efficient and reliable manner at the lowest reasonable cost. In November 2008, the parties to the Energy Agreement filed requests with the PUC to move from the IRP process to a new Clean Energy Scenario Planning (CESP) process intended to be used to determine future investments in transmission, distribution and generation that will be necessary to facilitate high levels of renewable energy production. In November and December 2008, the PUC closed the utilities’ IRP dockets and directed them to suspend all activities pursuant to the IRP framework to allow for resources to be diverted to the development of CESP frameworks. In May 2009, the PUC opened an investigative proceeding to examine the proposed CESP framework. See “Clean energy scenario planning, integrated resource planning, requirements for additional generating capacity and adequacy of supply” in HEI’s MD&A under “Electric utility.”

Nonutility generation.

The Company has supported state and federal energy policies which encourage the development of renewable energy sources that reduce the use of fuel oil. The Company’s renewable energy sources and potential sources range from wind, solar, photovoltaic, geothermal, wave and hydroelectric power to energy produced by the burning of bagasse (sugarcane waste), municipal waste and other biofuels.

HECO PPAs. HECO currently has three major PPAs. In March 1988, HECO entered into a PPA with AES Barbers Point, Inc. (now known as AES Hawaii, Inc. (AES Hawaii)), a Hawaii-based, indirect subsidiary of The AES Corporation. The agreement with AES Hawaii, as amended, provides that, for a period of 30 years beginning September 1992, HECO will purchase 180 megawatts (MW) of firm capacity. The AES Hawaii 180 MW coal-fired cogeneration plant utilizes a “clean coal” technology and is designed to sell sufficient steam to be a “Qualifying Facility” (QF) under the Public Utility Regulatory Policies Act of 1978 (PURPA). On December 28, 2007, AES Hawaii filed an application with the FERC for a limited waiver of FERC’s operating standard for a qualifying cogeneration facility for 2007 because it determined that it will be unable to meet the QF operating standard for 2007. Under the PPA between HECO and AES Hawaii, any change in QF status does not affect either HECO’s or AES Hawaii’s obligations. In 2003, HECO consented to AES Hawaii’s proposed refinancing and received consideration for its consent, primarily in the form of a PPA amendment that reduced the cost of firm capacity retroactive to June 1, 2003, which benefit is being passed on to ratepayers through a reduction in rates. AES Hawaii also granted HECO an option, subject to certain conditions, to acquire an interest in portions of the AES Hawaii facility site that are not needed for the existing plant operations, and which potentially could be used for the development of another coal-fired facility.

In October 1988, HECO entered into an agreement with Kalaeloa Partners, L.P. (Kalaeloa), a limited partnership, which, through affiliates, contracted to design, build, operate and maintain a QF. The agreement with Kalaeloa, as amended, provided that HECO would purchase 180 MW of firm capacity for a period of 25 years beginning in May 1991. The Kalaeloa facility is a combined-cycle operation, consisting of two oil-fired combustion turbines burning low sulfur fuel oil (LSFO) and a steam turbine that utilizes waste heat from the combustion turbines, and is designed to sell sufficient steam to be a QF. Following two additional amendments, effective in 2005, Kalaeloa currently supplies HECO with 208 MW of firm capacity.

HECO also entered into a PPA in March 1986 and a firm capacity amendment in April 1991 with the City and County of Honolulu with respect to a refuse-fired plant (HPower). The HPower facility currently supplies HECO with 46 MW of firm capacity. Under the amendment, HECO will purchase firm capacity until mid-2015. HPOWER is proposing an expansion to their facility which will provide an additional 27 MW net to HECO beginning in 2012.

HECO purchases energy on an as-available basis from two nonutility generators, which are qualifying cogeneration facilities at two oil refineries, Chevron USA, Inc. (10 MW) and Tesoro Hawaii Corporation (19 MW). Both contracts continue unless a party elects to terminate upon 90 days notice.

The PUC has allowed rate recovery for the purchased energy costs related to HECO’s as-available energy PPAs and for the firm capacity and purchased energy costs related to HECO’s three major PPAs that provide a total of

434 MW of firm capacity, representing 24% of HECO’s total net generating and firm purchased capacity on Oahu as of December 31, 2009.

HELCO and MECO PPAs. As of December 31, 2009, HELCO has PPAs for 90 MW and MECO has PPAs for 16 MW (includes 4 MW of system protection) of firm capacity, which PPAs have been approved by the PUC.

HELCO has a 35-year PPA with Puna Geothermal Venture (PGV) for 30 MW of firm capacity from its geothermal steam facility, which will expire on December 31, 2027. Since April 2009, PGV’s output has been reduced due to problems with two of its production wells, but expects its output to be restored to 30 MW by June 2010.

In October 1997, HELCO entered into an agreement with Encogen, which has been succeeded by Hamakua Energy Partners, L. P. (HEP). The agreement requires HELCO to purchase up to 60 MW (net) of firm capacity for a period of 30 years, expiring on December 31, 2030. The dual-train combined-cycle DTCC facility, which primarily burns naphtha, consists of two oil-fired combustion turbines and a steam turbine that utilizes waste heat from the combustion turbines.

MECO has a PPA with Hawaiian Commercial & Sugar Company (HC&S) for 16 MW of firm capacity. The HC&S generating units primarily burn bagasse (sugar cane waste) along with secondary fuels of diesel oil or coal. The PPA runs through December 31, 2014, and from year to year thereafter, subject to termination on or after December 31, 2014 on not less than two years’ prior written notice by either party.

HELCO and MECO purchase energy on an as-available basis from a number of nonutility generators, including hydroelectric facilities, windfarms and photovoltaic systems. The PUC has allowed rate recovery for the firm capacity and purchased energy costs for HELCO’s and MECO’s approved firm capacity and as-available energy PPAs.

Fuel oil usage and supply.

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

HECO’s steam generating units burn LSFO. HECO’s combustion turbine peaking units burn diesel fuel (diesel) and B99 and B100 grade biodiesel (biodiesel) and diesel engine generating units burn diesel. HECO’s new CIP CT-1 is being prepared to burn biodiesel. A HECO steam unit is being prepared for a co-firing project to burn a mixture of LSFO and crude palm oil (CPO). MECO’s and HELCO’s steam generating units burn medium sulfur fuel oil (MSFO) and their combustion turbine and diesel engine generating units burn diesel and biodiesel.

In April 2004, HECO executed a 10-year extension of the existing contract, commencing January 1, 2005, for the purchase of LSFO with Tesoro Hawaii Corporation (Tesoro) with no material changes in the primary commercial arrangements including volumes and pricing formulas. In December 2004, HECO executed long-term contracts with Chevron Products Company (Chevron) for the continued use of certain Chevron fuel distribution facilities and for the operation and maintenance of certain HECO fuel distribution facilities. In March and April of 2004, HECO, HELCO and MECO executed 10-year extensions of existing contracts with Chevron and Tesoro, commencing January 1, 2005, for the purchase of diesel and MSFO, including the use of certain petroleum storage and distribution facilities, with no material changes in the primary commercial arrangements including volumes and pricing formulas.

On December 2, 2009, HECO and Chevron executed an amendment to their existing contract. The amendment modified the pricing formula, which could result in higher prices. The amended agreement terminates on April 30, 2013, subject to automatic annual extensions unless either party gives notice of termination, and has been approved by the PUC on an interim basis.

HECO and Tesoro are exploring whether there may be a mutually beneficial amendment to the terms of their LSFO contract.

The electric utilities pay market-related prices for fuel supplies purchased under the Chevron and Tesoro agreements.

In December 2009, HECO signed an operational volume contract with REG for a 2-year biodiesel supply for CIP CT-1, subject to PUC approval, which is pending. HECO will pay for biodiesel purchased under this agreement on the basis of market-related prices for animal fat and other process feedstock.

In June 2009, HECO signed a one-time CPO supply contract with Sime Darby for use during the steam unit co-firing demonstration project. In June 2009, MECO signed a one-time supply contract with Sime Darby for the purchase of one million gallons of biodiesel for use during its biodiesel demonstration project. PUC applications for contract approval and cost recovery are awaiting PUC decisions and orders (D&Os).

The diesel supplies acquired by the Lanai Division of MECO are purchased under the provisions of a contract with a local petroleum wholesaler, Lanai Oil Co., Inc., which provides for automatic one-year term extensions unless terminated by either party with 180 days notice.

See the fuel oil commitments information set forth in the “Fuel contracts” section in Note 3 to HEI’s Consolidated Financial Statements.

The following table sets forth the average cost of fuel oil used by HECO, HELCO and MECO to generate electricity in the years 2009, 2008 and 2007:

	HECO		HELCO		MECO		Consolidated
	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu
2009	60.90	966.5	68.28	1,109.0	73.54	1,231.9	63.91	1,026.4
2008	110.89	1,763.0	108.89	1,758.8	132.25	2,216.2	114.50	1,840.0
2007	64.13	1,017.4	70.24	1,135.9	89.31	1,496.8	69.08	1,108.2

The average per-unit cost of fuel oil consumed to generate electricity for HECO, HELCO and MECO reflects a different volume mix of fuel types and grades as follows:

	HECO		HELCO		MECO
	LSFO	Diesel/Biodiesel	MSFO	Diesel	MSFO	Diesel/Biodiesel
2009	98%	2%	67%	33%	25%	75%
2008	99	1	75	25	24	76
2007	98	2	74	26	24	76

The prices of LSFO, MSFO and diesel fell in the early months of 2009, continuing the trend from late summer 2008. Fuel prices bottomed in spring 2009, thereafter gradually but steadily rising into the fourth quarter of 2009, such that at the end of 2009, LSFO, MSFO and diesel prices were approximately 30%, 40% and 10%, respectively, above prices at the start of the year. During 2008, the prices of LSFO, MSFO and diesel rose with crude oil prices, peaked in the August-September period, and gradually fell to end the year below the January 2008 level.

In December 2000, HELCO and MECO executed contracts of private carriage with Hawaiian Interisland Towing, Inc. (HITI) for the employment of a double-hull tank barge for the shipment of MSFO and diesel supplies from their fuel suppliers’ facilities on Oahu to storage locations on the islands of Hawaii and Maui, respectively, commencing January 1, 2002. The contracts were extended for a second 5-year term commencing January 1, 2007 and contain options for two additional 5-year extensions. On August 14, 2007 the equity interest of Smith Maritime, Ltd., the parent company of HITI, was acquired by a subsidiary of K-Sea Transportation Partners L.P. (K-Sea), which provides refined petroleum products marine transportation, distribution and logistics services in the U.S. domestic marine transportation industry.

K-Sea never takes title to the fuel oil or diesel fuel, but does have custody and control while the fuel is in transit from Oahu. If there were an oil spill in transit, K-Sea is generally contractually obligated to indemnify HELCO and/or MECO for resulting clean-up costs, fines and damages. K-Sea has liability insurance coverage for oil spill related damage in excess of $1 billion. State law provides a cap of $700 million on liability for releases of heavy fuel oil transported interisland by tank barge. In the event of a release, HELCO and/or MECO may be responsible for any clean-up, damages, and/or fines that K-Sea or its insurance carrier does not cover.

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

The Company estimates that 74% of the net energy generated and purchased by HECO and its subsidiaries in 2010 will be generated from the burning of fossil fuel oil. HECO generally maintains an average system fuel inventory level equivalent to 35 days of forward consumption. HELCO and MECO generally maintain an average system fuel inventory level equivalent to approximately one month’s supply of both MSFO and diesel. The PPAs with AES Hawaii and HEP require that they maintain certain minimum fuel inventory levels.

Rates.

HECO, HELCO and MECO are subject to the regulatory jurisdiction of the PUC with respect to rates, issuance of securities, accounting and certain other matters. See “Regulation” below.

All rate schedules of HECO and its subsidiaries contain ECACs as described previously. Under current law and practices, specific and separate PUC approval is not required for each rate change pursuant to automatic rate adjustment clauses previously approved by the PUC. All other rate increases require the prior approval of the PUC after public and contested case hearings. PURPA requires the PUC to periodically review the ECACs of electric and gas utilities in the state, and such clauses, as well as the rates charged by the utilities generally, are subject to change. Further, Act 162 may impact the ECACs. See Act 162 discussion in “Energy cost adjustment clauses” under “Commitments and contingencies” in Note 3 to HEI’s Consolidated Financial Statements.

See “Electric utility–Most recent rate requests,” “Electric utility–Decoupling proceeding,” “Electric utility–Certain factors that may affect future results and financial condition–Regulation of electric utility rates” and “Electric utility–Material estimates and critical accounting policies–Revenues” in HEI’s MD&A and “Hawaii Clean Energy Initiative–Decoupling rates form sales,” “Interim increases,” “Energy cost adjustment clauses” and “Major projects–CIP CT-1 and transmission line” under “Commitments and contingencies” in Note 3 to HEI’s Consolidated Financial Statements. For a discussion of the PUC’s February 19, 2010 orders granting a second interim increase in HECO’s 2009 test year rate case and granting interim approval of HECO’s and the Consumer Advocate’s Joint Proposal on decoupling rates from sales, see “Generating reliability and reserve margin” above and “Regulation” below, respectively.

Public Utilities Commission and Division of Consumer Advocacy of the Department of Commerce and Consumer Affairs of the State of Hawaii.

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

Effective December 7, 2009, serving as Executive Director of the Division of Consumer Advocacy is Dean Nishina, a certified public accountant who previously served as the Utilities/Transportation Administrator and Chief Auditor for the Division of Consumer Advocacy.

Competition.

See “Electric utility–Certain factors that may affect future results and financial condition–Competition” in HEI’s MD&A.

Electric and magnetic fields.

The generation, transmission and use of electricity produces low-frequency (50Hz-60Hz) electrical and magnetic fields (EMF). While EMF has been classified as a possible human carcinogen by more than one public health organization and remains the subject of ongoing studies and evaluations, no definite causal relationship between EMF and health risks has been clearly demonstrated to date and there are no federal standards in the U.S. limiting occupational or residential exposure to 50Hz-60Hz EMF. HECO and its subsidiaries are continuing to monitor the ongoing research and continue to participate in utility industry funded studies on EMF and, where technically feasible and economically reasonable, continue to pursue a policy of prudent avoidance in the design and installation of new transmission and distribution facilities. Management cannot predict the impact, if any, the EMF issue may have on HECO, HELCO and MECO in the future.

Global climate change and greenhouse gas (GHG) emissions reduction.

The Company shares the concerns of many regarding the potential effects of global warming and the human contributions to this phenomenon, including burning of fossil fuels for electricity production, transportation, manufacturing and agricultural activities, as well as deforestation. Recognizing that effectively addressing global warming requires commitment by the private sector, all levels of government, and the public, the Company is committed to taking direct action to mitigate greenhouse gas emissions from its operations. See “Environmental regulation—Global climate change and greenhouse gas (GHG) emissions reduction” under “Commitments and contingencies” in Note 3 to HEI’s Consolidated Financial Statements.

Legislation.

See “Electric utility–Legislation and regulation” in HEI’s MD&A.

Commitments and contingencies.

See “HEI Consolidated–Selected contractual obligations and commitments” in HECO’s MD&A and “Electric utility–Certain factors that may affect future results and financial condition–Other regulatory and permitting contingencies” in HEI’s MD&A, Item 1A. Risk Factors, and Note 3 to HEI’s Consolidated Financial Statements for a discussion of important commitments and contingencies, including (but not limited to) fuel contracts, PPAs, interim increases, HCEI, ECACs, major projects, the Honolulu Harbor environmental investigation and response, compliance with environmental regulations, disputes with third parties and collective bargaining agreements.

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

On October 20, 2008, HECO signed an Energy Agreement (see “Significant customers” above and Note 3 to HEI’s Consolidated Financial Statements) setting forth goals, objectives and actions with the purpose of decreasing Hawaii’s dependence on imported fossil fuels through substantial increases in the use of renewable energy and implementation of new programs intended to secure greater energy efficiency and conservation. As a result of the Energy Agreement, in May 2009, the PUC opened an investigative proceeding to examine a proposed Clean Energy Scenario Planning (CESP) framework which is intended to be used to determine future investments in transmission, distribution and generation that will be necessary to facilitate high levels of renewable energy production, and to replace the existing integrated resource planning process. The PUC is also reviewing a number of HECO applications to implement Energy Agreement commitments, including feed-in tariffs. On February 19, 2010, the PUC issued a D&O approving the joint final statement of position on decoupling submitted by the utilities and the Consumer Advocate in May 2009, as amended by subsequent filings and modified by proposals in HECO’s motion for interim approval, subject to the PUC’s final D&O in the proceeding. Generally, the effect of such filings and proposals would be to: decouple revenues from usage and allow a periodic true-up of sales revenues through a revenue balancing account; provide an annual adjustment to electric revenues to account for indexed changes in expenses through a revenue adjustment mechanism; and, provide an annual revenue adjustment mechanism to account for capital additions during the year. HECO and the Consumer Advocate are required to jointly prepare and file a proposed final D&O to define implementation details of the February 19, 2010 D&O within 30 days for the PUC’s review and approval. The other parties in the docket will have an opportunity to comment on the proposed final D&O within five days of such filing. Management cannot predict the timing or the ultimate outcome of the final D&O in this proceeding.

In 2009, the State Legislature amended Hawaii’s RPS law to require electric utilities to meet an RPS of 10%, 15%, 25% and 40% by December 31, 2010, 2015, 2020 and 2030, respectively. The amended RPS law is consistent with the commitment in the Energy Agreement.

Certain transactions between HEI’s electric public utility subsidiaries (HECO, HELCO and MECO) and HEI and affiliated interests are subject to regulation by the PUC. An “affiliated interest” is defined by statute and includes officers and directors of a public utility, every person owning or holding, directly or indirectly, 10% or more of the voting securities of a public utility, and corporations which have in common with a public utility more than one-third of the directors of that public utility. All contracts (including summaries of unwritten agreements) made on or after July 1, 1988 of $300,000 or more in a calendar year for management, supervisory, construction, engineering, accounting, legal, financial and similar services and for the sale, lease or transfer of property between a public utility and affiliated interests must be filed with the PUC to be effective, and the PUC may issue cease and desist orders if such contracts are not filed. All such “affiliated contracts” for capital expenditures (except for real property) must be accompanied by comparative price quotations from two nonaffiliates, unless the quotations cannot be obtained without substantial expense. Moreover, all transfers of $300,000 or more of real property between a public utility and affiliated interests require the prior approval of the PUC and proof that the transfer is in the best interest of the public utility and its customers. If the PUC, in its discretion, determines that an affiliated contract is unreasonable or otherwise contrary to the public interest, the utility must either revise the contract or risk disallowance of the payments for ratemaking purposes. In ratemaking proceedings, a utility must also prove the reasonableness of payments made to affiliated interests under any affiliated contract of $300,000 or more by clear and convincing evidence.

In December 1996, the PUC issued an order in a docket that had been opened to review the relationship between HEI and HECO and the effects of that relationship on the operations of HECO. The order adopted the report of the consultant the PUC had retained and ordered HECO to continue to provide the PUC with periodic status reports on its compliance with the PUC Agreement (pursuant to which HEI became the holding company of HECO). HECO files such status reports annually. In the order, the PUC also required HECO, HELCO and MECO to present a comprehensive analysis of the impact that the holding company structure and investments in nonutility subsidiaries have on a case-by-case basis on the cost of capital to each utility in future rate cases and remove any such effects from the cost of capital. The PUC has not disputed, in subsequent rate cases, the presentations made by HECO, HELCO and MECO that there was no evidence that would modify the PUC’s finding that HECO’s access to capital did not suffer as a result of HEI’s involvement in nonutility activities and that HEI’s diversification did not permanently raise or lower the cost of capital incorporated into the rates paid by HECO’s utility customers.

HECO and its electric utility subsidiaries are not subject to regulation by the Federal Energy Regulatory Commission under the Federal Power Act, except under Sections 210 through 212 (added by Title II of PURPA and amended by the Energy Policy Act of 1992), which permit the Federal Energy Regulatory Commission to order electric utilities to interconnect with qualifying cogenerators and small power producers, and to wheel power to other electric utilities. Title I of PURPA, which relates to retail regulatory policies for electric utilities, and Title VII of the Energy Policy Act of 1992, which addresses transmission access, also apply to HECO and its electric utility subsidiaries. HECO and its electric utility subsidiaries are also required to file various operational reports with the Federal Energy Regulatory Commission. The Company cannot predict the extent to which cogeneration or transmission access will reduce its electrical loads, reduce its current and future generating and transmission capability requirements or affect its financial condition, results of operations or liquidity.

Because they are located in the State of Hawaii, HECO and its subsidiaries are exempt by statute from limitations set forth in the Powerplant and Industrial Fuel Use Act of 1978 on the use of petroleum as a primary energy source.

See also “HEI—Regulation” above.

Environmental regulation. HECO, HELCO and MECO, like other utilities, are subject to periodic inspections by federal, state, and in some cases, local environmental regulatory agencies, including, but not limited to, agencies responsible for regulation of water quality, air quality, hazardous and other waste, and hazardous materials. These inspections may result in the identification of items needing corrective or other action. When the corrective or other necessary action is taken, no further regulatory action is expected. Except as otherwise disclosed in this report (see “Certain factors that may affect future results and financial condition—Environmental matters” for HEI Consolidated, the Electric utility and the Bank sections in HEI’s MD&A and Note 3 to HEI’s Consolidated Financial Statements, which are incorporated herein by reference), the Company believes that each subsidiary has appropriately responded to environmental conditions requiring action and that, as a result of such actions, such environmental conditions will not have a material adverse effect on the Company or HECO.

Water quality controls. The generating stations, substations and other utility subsidiaries facilities operate under federal and state water quality regulations and permits, including but not limited to the Clean Water Act National Pollution Discharge Elimination System (governing point source discharges, including wastewater and storm water discharges), Underground Injection Control (regulating disposal of wastewater into the subsurface), the Spill Prevention, Control and Countermeasure (SPCC) program, the Oil Pollution Act of 1990 (OPA), and other regulations associated with discharges of oil and other substances to surface water.

OPA governs actual or threatened oil releases and establishes strict and joint and several liability for responsible parties for (1) oil removal costs incurred by the federal government or the state, and (2) damages to natural resources and real or personal property. Responsible parties include vessel owners and operators of on-shore facilities. OPA imposes fines and jail terms ranging in severity depending on how the release was caused.

During 2009 and up through February 25, 2010, HECO, HELCO and MECO did not experience any significant petroleum releases. See the discussion concerning the ongoing Honolulu Harbor investigation under “Environmental regulation” in Note 3 to HEI’s Consolidated Financial Statements. Except as otherwise disclosed, the Company believes that each subsidiary’s costs of responding to petroleum releases to date will not have a material adverse effect on the respective subsidiary or the Company.

EPA regulations under OPA also require certain facilities that store petroleum to prepare and implement SPCC Plans in order to prevent releases of petroleum to navigable waters of the U.S. HECO, HELCO and MECO facilities subject to the SPCC program are in compliance with these requirements. In July 2002, the EPA amended the SPCC regulations to include facilities, such as substations, that use (as opposed to store) petroleum products. HECO, HELCO and MECO have determined that the amended SPCC program applies to a number of their substations. Since 2002, the EPA issued several extensions of the compliance dates for the amended regulations. The final compliance date is now November 10, 2010. HECO, HELCO and MECO have been developing and implementing SPCC plans for all facilities that are subject to the amended SPCC requirements and will be in full compliance by the final compliance date.

For a discussion of section 316(b) of the federal Clean Water Act, related U.S. Environmental Protection Agency (EPA) rules and their possible application to the electric utilities, see “Environmental regulation” in Note 3 to HEI’s Consolidated Financial Statements.

Air quality controls. The generating stations of the utility subsidiaries operate under air pollution control permits issued by the Department of Health of the State of Hawaii (DOH) and, in a limited number of cases, by the EPA. The entire electric utility industry has been affected by the 1990 amendments to the Clean Air Act (CAA), changes to the National Ambient Air Quality Standard (NAAQS) for ozone, and adoption of a NAAQS for fine particulate matter. See “Electric utility—Legislation and regulation—Air quality regulation” in HEI’s MD&A for recent EPA actions to NAAQS.

For discussions of the July 1999 Regional Haze Rule amendments, EPA Hazardous Air Pollutant control regulation, and the global climate change and greenhouse gas emissions reduction and their possible applicability to the electric utility, see “Environmental regulation” in Note 3 to HEI’s Consolidated Financial Statements.

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

Research and development.

HECO and its subsidiaries expensed approximately $4.4 million, $4.0 million and $4.0 million in 2009, 2008 and 2007, respectively, for research and development (R&D). In 2009, 2008 and 2007, the electric utilities’ contributions to the Electric Power Research Institute (EPRI) accounted for approximately half of the R&D expenses. There were also utility expenditures in 2009, 2008 and 2007 related to new technologies, customer use and pricing (e.g., peak pricing and tiered rates base on usage), biofuels and other renewables (e.g., wind power integration).

Properties.

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

HECO owns and operates four generating plants on the island of Oahu at Honolulu, Waiau, Kahe and Campbell Industrial Park. These plants, along with distributed generators (at three substation sites, at HECO’s Kalaeloa pole yard and at HECO’s Iwilei tank farm), have an aggregate net generating capability of 1,351.1 MW as of December 31, 2009. The four plants are situated on HECO-owned land having a combined area of 555 acres and one 3-acre parcel of land under a lease expiring December 31, 2018. In addition, HECO owns a total of 139 acres of land on which substations, transformer vaults, distribution baseyards and the Kalaeloa cogeneration facility are located.

HECO owns overhead transmission lines, overhead distribution lines, underground cables, poles (fully owned or jointly owned) and steel or aluminum high voltage transmission towers. The transmission system operates at 46 kV and 138 kV. The total capacity of HECO’s transmission and distribution substations was 7,035,000 kilovoltamperes as of December 31, 2009.

HECO owns buildings and approximately 11.6 acres of land located in Honolulu which houses its operating, engineering and information services departments and a warehousing center. It also leases an office building and certain office spaces in Honolulu. The lease for the office building expires in November 2021, with an option to extend through November 2024. The leases for certain office spaces expire on various dates from November 30, 2010 through November 30, 2017 with options to extend to various dates through January 31, 2020.

HECO owns land at Campbell Industrial Park used to situate fuel storage facilities with a combined usable capacity of 844,847 barrels of fuel, which land is included in the power plant acreage above. HECO also has fuel storage facilities at each of its plant sites with a combined usable capacity of 874,269 barrels, as well as underground fuel pipelines that transport fuel from HECO’s tank farm at Campbell Industrial Park to HECO’s power plants at Waiau and Kahe. HECO also owns a fuel storage facility at its Iwilei site with a combined usable capacity of 76,739 barrels, and an underground pipeline that transports fuel from that site to its Honolulu power plant.

HELCO owns and operates five generating plants on the island of Hawaii, two at Hilo and one at each of Waimea, Keahole and Puna, along with distributed generators at substation sites. These plants have an aggregate net generating capability of 195.5 MW as of December 31, 2009 (excluding several small run-of-river hydro units and a small windfarm). The plants are situated on HELCO-owned land having a combined area of approximately 44 acres. The distributed generators are located within HELCO-owned substation sites having a combined area of approximately 4 acres. HELCO also owns fuel storage facilities at these sites with a total maximum usable capacity of 66,387 barrels of bunker oil, and 83,819 barrels of diesel. There are an additional 30,341 barrels of diesel and 22,770 barrels of bunker oil storage capacity for HELCO-owned fuel off-site at Chevron-owned terminalling facilities. HELCO pays a storage fee to Chevron and has no other interest in the property, tanks or other infrastructure situated on Chevron’s property. HELCO also owns 6 acres of land in Kona, which is used for a baseyard, and one acre of land in Hilo, which houses its accounting, customer services and administrative offices. HELCO also leases 3.7 acres of land for its baseyard in Hilo under a lease expiring in 2030. In addition, HELCO owns a total of approximately 100 acres of land, and leases a total of approximately 8.5 acres of land, on which hydro facilities, substations and switching stations, microwave facilities, and transmission lines are located. The deeds to the sites located in Hilo contain certain restrictions, but the restrictions do not materially interfere with the use of the sites for public utility purposes. HELCO occupies 78 acres of land (located in Kamuela on the island of Hawaii) for the Lalamilo windfarm (with an aggregate net capability of 0.3 MW as of December 31, 2009), pursuant to a long-term agreement with the Water Commission of the County of Hawaii expiring in 2010. HELCO is making preparations to dismantle the site and return it to the Water Commission of the County of Hawaii by the end of the current lease term.

MECO owns and operates two generating plants on the island of Maui, at Kahului and Maalaea, with an aggregate net generating capability of 246.3 MW as of December 31, 2009. The plants are situated on MECO-owned land having a combined area of 28.6 acres. MECO also owns fuel oil storage facilities at these sites with a total maximum usable capacity of 176,355 barrels of fuel. MECO owns two 1 MW stand-by diesel generators and a 6,000 gallon fuel storage tank located in Hana. MECO owns 65.7 acres of undeveloped land at Waena. Prior to September 12, 2007, the Waena land was used for agricultural purposes by the former landowner under a license agreement dated November 19, 1996. On September 12, 2007, the parties executed an amendment, which terminated the license with respect to a portion of the property measuring approximately 15 acres, which has been identified as the site for a proposed biofuel plant. The September 12, 2007 amendment extended the term of the license for the remainder of the parcel on a month-to-month basis, terminable by either party upon thirty days written notice until the area is required for development by MECO for utility purposes, or until July 31, 2009, whichever occurs first. MECO is presently negotiating another amendment to the license which would allow the former land owner to continue to use the remainder of the parcel for agricultural purposes.

MECO’s administrative offices and engineering and distribution departments are located on 9.1 acres of MECO-owned land in Kahului.

MECO also owns and operates smaller distribution systems, generation systems (with an aggregate net capability of 21.9 MW as of December 31, 2009) and fuel storage facilities on the islands of Lanai and Molokai, primarily on land owned by MECO.

Bank

General.

ASB was granted a federal savings bank charter in January 1987. Prior to that time, ASB had operated since 1925 as the Hawaii division of American Savings & Loan Association of Salt Lake City, Utah. As of December 31, 2009, ASB was one of the largest financial institutions in the State of Hawaii based on total assets of $4.9 billion and deposits of $4.1 billion. In 2009, ASB’s revenues and net income amounted to approximately 12% and 26% of HEI’s consolidated revenues and net income, respectively, compared to approximately 11% and 20% in 2008 and approximately 17% and 63% in 2007, respectively.

At the time of HEI’s acquisition of ASB in 1988, HEI agreed with the OTS’ predecessor regulatory agency that ASB’s regulatory capital would be maintained at a level of at least 6% of ASB’s total liabilities, or at such greater amount as may be required from time to time by regulation. Under the agreement, HEI’s obligation to contribute additional capital to insure that ASB would have the capital level required by the OTS was limited to a maximum aggregate amount of approximately $65.1 million. As of December 31, 2009, as a result of certain HEI contributions of capital to ASB, HEI’s maximum obligation to contribute additional capital has been reduced to approximately $28.3 million. ASB is subject to OTS regulations on dividends and other distributions applicable to financial institutions and ASB must receive a letter of non-objection from the OTS before it can declare and pay a dividend to HEI.

ASB’s earnings depend primarily on its net interest income—the difference between the interest income earned on earning assets (loans receivable and investment and mortgage-related securities) and the interest expense incurred on costing liabilities (deposit liabilities and other borrowings, including advances from the Federal Home Loan Bank (FHLB) of Seattle and securities sold under agreements to repurchase). Other factors affecting ASB’s operating results include its provision for loan losses, fee income, other noninterest income (including gains and losses on sales of securities and notes and other-than-temporary impairments of securities) and noninterest expenses (including the loss on the early extinguishment of debt due to the balance sheet restructuring in June 2008).

For additional information about ASB, see the sections under “Bank” in HEI’s MD&A, HEI’s “Quantitative and Qualitative Disclosures about Market Risk” and Note 4 to HEI’s Consolidated Financial Statements.

The following table sets forth selected data for ASB for the years indicated (average balances calculated using the average daily balances):

Years ended December 31	2009	2008	2007
Common equity to assets ratio
Average common equity divided by average total assets	9.38%	9.20%	8.30%
Return on assets
Net income for common stock divided by average total assets	0.43	0.29	0.78
Return on common equity
Net income for common stock divided by average common equity	4.54	3.17	9.39
Tangible efficiency ratio
Total noninterest expense, less amortization of intangibles, divided by net interest income and noninterest income	72	85	66

All of the foregoing ratios and returns for 2009 were adversely affected by ASB’s sale of its private-issue mortgage-related securities portfolio. All of the foregoing ratios and returns for 2008 were adversely affected by ASB’s restructuring of its balance sheet in June 2008.

ASB’s tangible efficiency ratio – the cost of earning $1 of revenue – increased from 66% in 2007 to 72% in 2009, primarily due to losses related to the sale of the private-issue mortgage-related securities portfolio and other-than-temporary impairment (OTTI) charges on ASB’s securities portfolio in 2009. The increase in tangible efficiency ratio for 2008 was due to charges to noninterest income and noninterest expenses as a result of the restructuring of its balance sheet.

Consolidated average balance sheet.

See “Average balance sheet and net interest margin” in HEI’s MD&A.

In 2009, average investment and mortgage-related securities decreased by $796.7 million due to the restructuring of the balance sheet in 2008, portfolio repayments and the sale of the private-issue mortgage-related securities portfolio in the fourth quarter of 2009. Average loans receivable decreased by $235.2 million, while average other investments increased by $114.0 million. ASB’s decision to sell substantially all of the fixed-rate mortgages it originated throughout 2009, weak loan demand and challenges in finding investments with adequate risk-adjusted returns resulted in declining loan balances and an increase in the bank’s liquidity position. The average residential mortgage portfolio decreased by $314.9 million, or 11.1% lower than 2008. The average home equity line of credit loan portfolio grew by $65.6 million, or 27.3% over 2008. The average commercial markets loan portfolio grew by $38.8 million, or 7.3% over 2008. Average deposit balances decreased in 2009 by $140.0 million, as ASB experienced a $337.4 million outflow of term certificates, partially offset by an increase of $197.4 million of core deposits. Average other borrowings for 2009 decreased by $754.9 million compared to 2008 due to the early extinguishment of other borrowings in the balance sheet restructuring in 2008 and the paydown of maturing other borrowings in 2009 with excess liquidity.

In 2008, average investment and mortgage-related securities decreased by $927 million primarily due to the restructuring of ASB’s balance sheet which included the sale of mortgage-related securities and agency notes.

In 2008, average loans receivable increased by $248.6 million, or 6.3%, over 2007 average loans receivable. The growth in the loan portfolio was due to growth in home equity lines of credit, continued growth in commercial market loans and residential loans purchased. The average residential mortgage portfolio balance grew by $158.4 million, or 5.5%, over 2007. The average commercial loan portfolio balance increased by $66.6 million, or 14.3%, due to higher originations. The average home equity line of credit loan portfolio balance grew by $42.0 million, or 21.9%, due to higher originations. The average commercial real estate loan portfolio balance was $13.4 million, or 4.2%, lower than 2007 primarily due to repayments of construction loans. Average consumer loan balances in 2008 also decreased by $2.6 million, or 3.3%, over 2007. Average deposit balances decreased in 2008 by $183.5 million, as the downward trend in interest rates made it difficult to retain interest-bearing deposits. Average other borrowings decreased in 2008 by $531.8 million compared to 2007 due to the early extinguishment of other borrowings in the balance sheet restructuring.

Asset/liability management.

See HEI’s “Quantitative and Qualitative Disclosures about Market Risk” in HEI’s Annual Report.

Interest income and interest expense.

See “Results of operations—Bank” in HEI’s MD&A for a table of average balances, interest and dividend income, interest expense and weighted-average yields earned and rates paid for certain categories of earning assets and costing liabilities for the years ended December 31, 2009, 2008 and 2007.

The following table shows for the periods indicated the effect on net interest income of (1) changes in interest rates (change in weighted-average interest rate multiplied by prior year average balance) and (2) changes in volume (change in average balance multiplied by prior period weighted-average interest rate). Any remaining change is allocated to the above two categories on a prorata basis.

(in thousands)	2009 vs. 2008			2008 vs. 2007
Increase (decrease) due to	Rate	Volume	Total	Rate	Volume	Total
Income from earning assets
Investment and mortgage-related securities	$(4,895)	$(33,336)	$(38,231)	$(2,204)	$(44,058)	$(46,262)
Loans receivable, net	(15,431)	(13,941)	(29,372)	(13,849)	15,466	1,617

	(20,326)	(47,277)	(67,603)	(16,053)	(28,592)	(44,645)

Expense from costing liabilities
Deposit liabilities	18,309	9,128	27,437	13,741	6,655	20,396
Other borrowings	8,128	26,316	34,444	13,826	20,252	34,078

	26,437	35,444	61,881	27,567	26,907	54,474

Net interest income	$6,111	$(11,833)	$(5,722)	$11,514	$(1,685)	$9,829

Noninterest income.

In addition to net interest income, ASB has various sources of noninterest income, including fee income from credit and debit cards and fee income from deposit liabilities and other financial products and services. Noninterest income totaled approximately $29.9 million in 2009, $46.1 million in 2008 and $68.4 million in 2007. In 2009, the decrease in noninterest income was due to losses related to the sale of the private-issue mortgage-related securities ($32.1 million) and OTTI charges on eleven mortgage-related securities ($15.4 million). The decrease in noninterest income in 2008 compared to 2007 was primarily due to the loss on sale of securities from the balance sheet restructuring ($19.3 million) and OTTI charges on two mortgage-related securities ($7.8 million).

Lending activities.

General. Loans of $3.7 billion represented 74.3% of total assets as of December 31, 2009, compared to $4.2 billion, or 77.4%, and $4.1 billion, or 59.8%, as of December 31, 2008 and 2007, respectively. The decrease in the loans receivable balance in 2009 was primarily due to the bank’s decision to sell substantially all of its 2009 residential loan production. The increase in loans receivable in 2008 was primarily due to growth in home equity lines of credit and commercial markets loans. ASB’s loan portfolio consists primarily of residential 1-4 family mortgage loans.

The following table sets forth the composition of ASB’s loan portfolio as of the dates indicated:

December 31	2009		2008		2007		2006		2005
(dollars in thousands)	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total
Real estate [1]
Residential1-4 family	$2,319,738	62.5	$2,808,611	66.2	$2,882,186	69.8	$2,524,248	66.2	$2,454,661	68.2
Commercial real estate	255,458	6.9	242,952	5.7	252,547	6.1	239,014	6.3	203,866	5.7
Home equity line of credit	328,164	8.8	272,505	6.4	194,549	4.7	186,209	4.9	169,973	4.7
Residential land	96,515	2.6	126,963	3.0	159,114	3.9	152,771	4.0	142,013	3.9
Commercial construction	68,107	1.8	71,518	1.7	34,184	0.8	110,517	2.9	70,603	2.0
Residential construction	16,598	0.5	34,458	0.8	55,396	1.3	57,953	1.5	55,036	1.5

Total real estate loans, net	3,084,580	83.1	3,557,007	83.8	3,577,976	86.6	3,270,712	85.8	3,096,152	86.0

Commercial	542,686	14.6	594,677	14.0	469,897	11.4	452,271	11.9	412,203	11.5
Consumer	84,906	2.3	90,606	2.2	83,531	2.0	88,706	2.3	89,074	2.5

	3,712,172	100.0	4,242,290	100.0	4,131,404	100.0	3,811,689	100.0	3,597,429	100.0

Less: Allowance for loan losses	(41,679)		(35,798)		(30,211)		(31,228)		(30,595)

Total loans, net	$3,670,493		$4,206,492		$4,101,193		$3,780,461		$3,566,834

[1]	Includes renegotiated loans.

The following table summarizes ASB’s loan portfolio as of December 31, 2009 and 2008, excluding loans held for sale and undisbursed commercial real estate construction and development loan funds, based upon contractually scheduled principal payments and expected prepayments allocated to the indicated maturity categories:

December 31	2009				2008
Due	In 1 year or less	After 1 year through 5 years	After 5 years	Total	In 1 year or less	After 1 year through 5 years	After 5 years	Total
(in millions)
Residential loans - Fixed	$560	$1,088	$597	$2,245	$1,136	$1,286	$461	$2,883
Residential loans - Adjustable	42	39	7	88	72	35	3	110

	602	1,127	604	2,333	1,208	1,321	464	2,993

Commercial real estate loans - Fixed	13	60	55	128	21	57	81	159
Commercial real estate loans - Adjustable	62	104	30	196	69	66	21	156

	75	164	85	324	90	123	102	315

Consumer loans - Fixed	72	47	21	140	7	13	4	24
Consumer loans - Adjustable	44	99	227	370	45	104	171	320

	116	146	248	510	52	117	175	344

Commercial loans - Fixed	94	178	35	307	135	213	46	394
Commercial loans - Adjustable	157	71	11	239	122	77	4	203

	251	249	46	546	257	290	50	597

Total loans - Fixed	739	1,373	708	2,820	1,299	1,569	592	3,460
Total loans - Adjustable	305	313	275	893	308	282	199	789

	$1,044	$1,686	$983	$3,713	$1,607	$1,851	$791	$4,249

The decrease in fixed rate residential loans was due to repayments in the portfolio, low production and the sale of fixed rate loans in the secondary market.

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

Loan portfolio risk elements. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. If delinquencies are not cured promptly, ASB normally commences a collection action, including foreclosure proceedings in the case of secured loans. In a foreclosure action, the property securing the delinquent debt is sold at a public auction in which ASB may participate as a bidder to protect its interest. If ASB is the successful bidder, the property is classified as real estate owned until it is sold. As of December 31, 2009 and December 31, 2008, ASB had $4.0 million and $1.5 million, respectively, of real estate acquired in settlement of loans. ASB did not hold any real estate acquired in settlement of loans as of December 31, 2007.

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

December 31	2009	2008	2007	2006	2005
(dollars in thousands)

Nonaccrual loans—
Real estate
Residential 1-4 family	$31,848	$7,468	$1,027	$413	$1,394
Commercial real estate	344	–	–	–	–
Home equity line of credit	2,755	759	464	130	217
Residential land	25,164	7,652	89	495	–
Residential construction	326	326	–	–	–

Total real estate loans	60,437	16,205	1,580	1,038	1,611
Consumer	715	523	342	215	160
Commercial	4,171	2,766	1,273	1,144	598

Total nonaccrual loans	$65,323	$19,494	$3,195	$2,397	$2,369

Nonaccrual loans to end of period loans	1.8%	0.5%	0.1%	0.1%	0.1%

Renegotiated loans not included above—
Real estate
Residential 1-4 family	$1,986	$1,913	$2,536	$2,540	$731
Commercial real estate	513	–	–	3,274	3,446
Residential land	15,665	2,125	–	–	–

Total real estate loans	18,164	4,038	2,536	5,814	4,177
Commercial	2,904	4,612	571	467	790

Total renegotiated loans	$21,068	$8,650	$3,107	$6,281	$4,967

Nonaccrual and renegotiated loans to end of period loans	2.3%	0.7%	0.2%	0.2%	0.2%

ASB realized $2.0 million, $1.0 million and $0.2 million of interest income on nonaccrual loans in 2009, 2008 and 2007, respectively. If these loans would have earned interest in accordance with their original contractual terms ASB would have realized $2.9 million, $0.7 million and $0.1 million in 2009, 2008 and 2007, respectively.

In 2006, nonaccrual loans of $2.4 million approximated 2005 nonaccrual loans as a reduction in nonaccrual residential loans due to lower delinquencies was offset by higher amount of commercial loans on nonaccrual status. In 2007, nonaccrual loans increased by $0.8 million when compared to 2006 due to higher delinquencies in the residential and consumer loan portfolios. In 2008, nonaccrual loans increased by $16.3 million due to higher residential loan delinquencies and the reclassification of certain commercial loans due to their weakening credit quality. In 2009, nonaccrual loans increased by $45.8 million primarily due to an increase in residential 1-4 family and residential land loans 90+ days delinquent.

Allowance for loan losses. See “Allowance for loan losses” in Note 1 to HEI’s Consolidated Financial Statements.

The following table presents the changes in the allowance for loan losses for the years indicated:

(dollars in thousands)	2009	2008	2007	2006	2005
Allowance for loan losses, January 1	$35,798	$30,211	$31,228	$30,595	$33,857

Provision (reversal of allowance) for loan losses	32,000	10,334	5,700	1,400	(3,100)

Charge-offs
Residential 1-4 family	3,129	51	—	—	—
Home equity line of credit	2,331	21	89	—	—
Residential land	4,217	282	—	—	—

Total real estate loans	9,677	354	89	—	—
Consumer loans	2,436	1,825	1,334	1,119	1,558
Commercial loans	14,853	3,447	6,301	766	456

Total charge-offs	26,966	5,626	7,724	1,885	2,014

Recoveries
Residential 1-4 family	151	46	68	200	459
Home equity line of credit	—	—	4	3	91

Total real estate loans	151	46	72	203	550
Consumer loans	292	285	312	433	434
Commercial loans	404	548	623	482	868

Total recoveries	847	879	1,007	1,118	1,852

Allowance for loan losses, December 31	$41,679	$35,798	$30,211	$31,228	$30,595

Ratio of allowance for loan losses, December 31, to end of period loans	1.12%	0.84%	0.73%	0.82%	0.85%

Ratio of provision for loan losses during the year to average loans outstanding	0.81%	0.25%	0.15%	0.04%	NM

Ratio of net charge-offs during the year to average loans outstanding	0.66%	0.11%	0.17%	0.02%	<0.01%

NM Not meaningful.

The following table sets forth the allocation of ASB’s allowance for loan losses and the percentage of loans in each category to total loans as of the dates indicated:

December 31	2009		2008		2007		2006		2005
(dollars in thousands)	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total
Real estate
Residential 1-4 family	$5,522	62.5	$4,024	66.2	$3,906	69.8	$5,092	66.2	$7,945	68.2
Commercial real estate	861	6.9	2,229	5.7	2,760	6.1	4,289	6.3	3,164	5.7
Home equity line of credit	4,679	8.8	548	6.4	412	4.7	1,287	4.9	559	4.7
Residential land	4,252	2.6	1,953	3.0	256	3.9	466	4.0	492	3.9
Commercial construction	3,068	1.8	1,748	1.7	1,483	0.8	3,633	2.9	4,286	2.0
Residential construction	19	0.5	88	0.8	68	1.3	101	1.5	142	1.5

Total real estate loans, net	18,401	83.1	10,590	83.8	8,885	86.6	14,868	85.8	16,588	86.0
Consumer	2,590	2.3	2,190	2.2	2,167	2.0	2,224	2.3	2,445	2.5
Commercial	19,498	14.6	22,294	14.0	18,820	11.4	13,936	11.9	11,280	11.5

	40,489	100.0	35,074	100.0	29,872	100.0	31,028	100.0	30,313	100.0

Unallocated	1,190		724		339		200		282

Total allowance for loan losses	$41,679		$35,798		$30,211		$31,228		$30,595

In 2009, ASB’s allowance for loan losses increased by $5.9 million from 2008 as a result of higher residential 1-4 family, residential land and home equity lines of credit delinquencies and increases in the historical loss ratios for these loan types. ASB’s loan quality weakened in 2009, although not to the same level of decline in loan quality seen in many mainland U.S. markets. The slowdown in the economy, both nationally and locally, had caused increased levels of financial stress on the part of ASB’s customers, resulting in higher levels of loan delinquencies and losses. ASB’s 2009 provision for loan losses was $32 million, which included a provision for loan loss on a commercial loan that was subsequently sold. While the prospects for a mild recovery in Hawaii to begin in 2010 appear to be improving as the global economic recovery begins to take hold, many challenges remain. Consumers and businesses are expected to struggle in 2010 as significant improvement in measures such as job growth, unemployment and real personal income are not expected until 2011. Current levels of loan delinquencies and losses may result from the continued financial stress on ASB’s customers.

In 2008, ASB’s allowance for loan losses increased by $5.6 million from 2007 as a result of higher residential loan delinquencies, the reclassification of certain commercial loans due to their weakening credit quality and an increase in the loan portfolio. ASB had good credit quality in 2008 despite the weakening economy and slowing real estate market. Although new home purchase and home resale transaction volumes in Hawaii had fallen off, the Hawaii real estate market had not experienced as steep a decline in values as seen in many U.S. mainland markets. However, the slowdown in the economy, both nationally and locally, caused increased levels of financial stress on ASB’s customers, resulting in higher levels of loan delinquencies and losses. As a result, ASB’s 2008 provision for loan losses was $10.3 million, following several years of historically low loan losses and loan loss allowances.

In 2007, ASB’s allowance for loan losses decreased by $1.0 million when compared to 2006, primarily due to the charge-off of loans to one commercial borrower. ASB’s asset quality remained high due to the strength of the Hawaii economy and stability of the Hawaii real estate market, resulting in lower historical loss ratios and release of reserves for residential real estate and consumer loans. The decrease in allowance for loan losses for commercial real estate loans was due to the release of reserves on construction loans that had been repaid. The increase in allowance for loan losses for commercial loans was due to loan growth and the reclassification of certain commercial loans. A provision for loan losses of $5.7 million was recorded in 2007, primarily due to specific reserves for the one commercial borrower and the reclassified commercial loans that continued to be current on loan payments but had identified weaknesses.

In 2006, ASB’s allowance for loan losses increased by $0.6 million, compared to a decrease of $3.3 million in 2005. Continued strength in real estate and business conditions in 2006 resulted in low net charge-offs and lower than historical loss ratios, which enabled ASB to largely offset the provision for loan losses as a result of loan growth with the release of reserves on existing loans. ASB recorded a provision for loan losses of $1.4 million in 2006 for one commercial borrower.

Investment activities.

Currently, ASB’s investment portfolio consists of mortgage-related securities, stock of the FHLB of Seattle, federal agency obligations and municipal bonds. ASB owns mortgage-related securities issued by the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA) and federal agency obligations issued by the FNMA and FHLMC. See “Balance sheet restructure” in Note 4 to HEI’s Consolidated Financial Statements for a discussion of mortgage-related security sales. See “Net interest margin and other factors” in HEI’s MD&A for a discussion of the sale in the fourth quarter of 2009 of all of ASB’s remaining private-issue mortgage-related securities. The weighted-average yield on investments during 2009, 2008 and 2007 was 3.67%, 4.24% and 4.35%, respectively. ASB did not maintain a portfolio of securities held for trading during 2009, 2008 and 2007.

As of December 31 in each of 2009, 2008 and 2007, ASB’s investment in stock of FHLB of Seattle amounted to $97.8 million. The amount that ASB is required to invest in FHLB stock is determined by regulatory requirements and ASB’s investment is in excess of that requirement. See “FHLB of Seattle stock” in HEI’s MD&A for a discussion of dividends on ASB’s investment in FHLB of Seattle Stock and recent events that have adversely affected those dividends. Also, see “Regulation—Federal Home Loan Bank System” below.

With the sale of the private-issue mortgage-related securities in 2009, ASB does not have any exposure to securities backed by subprime mortgages. See “Investment and mortgage-related securities” in Note 4 to HEI’s Consolidated Financial Statements for a discussion of other-than-temporarily impaired securities.

The following table summarizes ASB’s investment portfolio (excluding stock of the FHLB of Seattle, which has no contractual maturity), as of December 31, 2009, based upon contractually scheduled principal payments and expected prepayments allocated to the indicated maturity categories:

Due	In 1 year or less	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
(dollars in millions)

Federal agency obligations	$94	$10	$—	$—	$104
Mortgage-related securities - FNMA, FHLMC and GNMA	88	169	52	9	318
Municipal bonds	—	1	—	—	1

	$182	$180	$52	$9	$423

Weighted average yield	2.88%	3.50%	3.90%	3.25%

Note: ASB does not currently invest in tax-exempt obligations.

Deposits and other sources of funds.

General. Deposits traditionally have been the principal source of ASB’s funds for use in lending, meeting liquidity requirements and making investments. ASB also derives funds from the receipt of interest and principal on outstanding loans receivable and mortgage-related securities, borrowings from the FHLB of Seattle, securities sold under agreements to repurchase and other sources. ASB borrows on a short-term basis to compensate for seasonal or other reductions in deposit flows. ASB also may borrow on a longer-term basis to support expanded lending or investment activities. Advances from the FHLB and securities sold under agreements to repurchase continue to be a source of funds, but they are a higher cost of funds than deposits.

Deposits. ASB’s deposits are obtained primarily from residents of Hawaii. Net deposit inflow or outflow, measured as the year-over-year difference in year-end deposits, was an outflow of $121 million in 2009 compared to outflows of $167 million in 2008 and $228 million in 2007.

The following table illustrates the distribution of ASB’s average deposits and average daily rates by type of deposit for the years indicated. Average balances have been calculated using the average daily balances.

Years ended December 31	2009			2008			2007
(dollars in thousands)	Average balance	% of total deposits	Weighted average rate %	Average balance	% of total deposits	Weighted average rate %	Average balance	% of total deposits	Weighted average rate %
Savings	$1,504,758	36.5%	0.33%	$1,415,588	33.2%	0.61%	$1,469,497	33.1%	0.76%
Checking	1,292,516	31.4	0.06	1,196,555	28.1	0.13	1,149,271	25.8	0.13
Money market	180,967	4.4	0.49	168,518	4.0	1.06	189,817	4.3	2.16
Certificate	1,140,997	27.7	2.40	1,478,624	34.7	3.35	1,634,156	36.8	3.98

Total deposits	$4,119,238	100.0%	0.83%	$4,259,285	100.0%	1.44%	$4,442,741	100.0%	1.84%

As of December 31, 2009, ASB had $208.3 million in certificate accounts of $100,000 or more, maturing as follows:

(in thousands)	Amount
Three months or less	$58,531
Greater than three months through six months	38,231
Greater than six months through twelve months	50,674
Greater than twelve months	60,882

$208,318

This compares with $407 million in such certificate accounts in 2008.

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

Other borrowings. ASB may obtain advances from the FHLB of Seattle provided that certain standards related to creditworthiness have been met. Advances are secured by a blanket pledge of certain notes held by ASB and the mortgages securing them. To the extent that advances exceed the amount of mortgage loan collateral pledged to the FHLB of Seattle, the excess must be covered by qualified marketable securities held under the control of and at the FHLB of Seattle or at an approved third-party custodian. FHLB advances generally are available to meet seasonal and other withdrawals of deposit accounts, to expand lending and to assist in the effort to improve asset and liability management. FHLB advances are made pursuant to several different credit programs offered from time to time by the FHLB of Seattle. See “Other borrowings—Advances from Federal Home Loan Bank” in Note 4 to HEI’s Consolidated Financial Statements.

As of December 31, 2009, 2008 and 2007, advances from the FHLB amounted to $0.1 billion, $0.4 billion and $1.0 billion, respectively. The weighted-average rates on the advances from the FHLB outstanding as of December 31, 2009, 2008 and 2007 were 3.90%, 2.52% and 4.90%, respectively. The maximum amount of advances outstanding at any month-end during 2009, 2008 and 2007 was $0.4 billion, $1.0 billion and $1.0 billion, respectively. Advances from the FHLB averaged $0.2 billion during 2009, $0.7 billion during 2008 and $0.8 billion during 2007 and the approximate weighted-average rate on the advances was 3.05%, 4.28% and 4.92%, respectively.

See “Other borrowings—Securities sold under agreements to repurchase” in Note 4 to HEI’s Consolidated Financial Statements.

The following table sets forth information concerning ASB’s advances from the FHLB and securities sold under agreements to repurchase as of the dates indicated:

December 31	2009	2008	2007
(dollars in thousands)
Advances from the FHLB	$65,000	$439,550	$1,046,000
Securities sold under agreements to repurchase	232,628	241,423	764,669

Total other borrowings	$297,628	$680,973	$1,810,669

Weighted-average rate	1.93%	2.29%	4.49%

The decrease in total other borrowings in 2008 was primarily due to the early extinguishment of other borrowings in the balance sheet restructuring. See “Balance sheet restructure” in Note 4 to HEI’s Consolidated Financial Statements.

Competition.

See “Bank—Executive overview and strategy” and “Bank—Certain factors that may affect future results and financial condition—Competition” in HEI’s MD&A.

Competition for deposits comes primarily from other savings institutions, commercial banks, credit unions, money market and mutual funds and other investment alternatives. As of December 31, 2009, there were 9 financial institutions insured by the Federal Deposit Insurance Corporation (FDIC), of which 2 were thrifts and 7 were commercial banks, and numerous credit unions in Hawaii. Additional competition for deposits comes from various types of corporate and government borrowers, including insurance companies. Competition for origination of first mortgage loans comes primarily from mortgage banking and brokerage firms, commercial banks, other savings institutions, insurance companies and real estate investment trusts.

Regulation.

ASB, a federally chartered savings bank, and its holding companies are subject to the regulatory supervision of the OTS and, in certain respects, the FDIC. See “HEI—Regulation” above and “Bank—Certain factors that may affect future results and financial condition—Regulation” in HEI’s MD&A. In addition, ASB must comply with Federal Reserve Board (FRB) reserve requirements.

Deposit insurance coverage. The Federal Deposit Insurance Act, as amended, and regulations promulgated by the FDIC, govern insurance coverage of deposit accounts. Congress has temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2013. Generally, the amount of all deposits held by a depositor in the same capacity (even if held in separate accounts) is aggregated for purposes of applying the insurance limit.

Among the major reforms in the last few years to the deposit insurance system were the merger of the BIF and the SAIF; indexing the deposit insurance to inflation beginning in 2010 and every five years thereafter; and authorizing the FDIC to assess risk-based premiums. Under the new FDIC rules assessing risk-based premiums, which became effective on January 1, 2007, ASB is classified in Risk Category I, the lowest risk group. Based upon its component ratings under the Uniform Financial Institutions Ratings System (i.e., the CAMELS rating system) and five financial ratios specified in the new FDIC rules, ASB’s assessment rate for 2009 was 13.9 basis points, which resulted in an assessment amount of approximately $5.8 million, compared to an assessment rate of 5.3 basis points and an assessment amount of $1.5 million in 2008. See “Federal Deposit Insurance Corporation (FDIC) restoration plan” in Note 4 to HEI’s Consolidated Financial Statements for a discussion of FDIC deposit insurance assessment rates and the prepayment of estimated assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. FICO will continue to impose an assessment on deposits to service the interest on FICO bond obligations. ASB’s annual FICO assessment is 1.06 cents per $100 of deposits as of December 30, 2009.

Federal thrift charter. See “Bank—Certain factors that may affect future results and financial condition—Regulation—Federal Thrift Charter” in HEI’s MD&A, including the discussion of proposed legislation that would abolish the charter.

Recent legislation and issuances. See “Bank—Legislation and regulation” in HEI’s MD&A.

On January 14, 2009, the Federal Financial Institutions Examination Council (of which the OTS is a part) issued Risk Management of Remote Deposit Capture guidance. This issuance provided guidelines to identify risks in financial institutions’ remote deposit capture (RDC) systems and to evaluate the adequacy of controls and applicable risk management practices. RDC is a delivery system that enables branches to facilitate deposit processing. The guidance addresses the necessary elements of an RDC risk management process: risk identification, assessment, and mitigation, as well as measuring and monitoring exposure to residual risk.

On May 22, 2009, President Obama signed the Credit Card Accountability Responsibility and Disclosure Act of 2009 (Credit CARD Act) into law, with the majority of the provisions of the Act becoming effective on February 22, 2010. The Credit CARD Act expands the prohibition against five practices that the OTS found to be unfair. It also codifies several amendments to Truth in Lending rules issued by the Federal Reserve Board and restricts additional practices. On June 25, 2009, OTS issued a memo alerting stakeholders of the effective dates of the new legislation. The Credit CARD Act required that consumers receive a reasonable amount of time to make their credit card payments, prohibited payment allocation methods that unfairly maximized interest charges and prohibited issuers from raising the interest rate on an existing credit card balance when a consumer is paying credit card bills on time.

On October 30, 2009, OTS issued guidance for modifications or restructuring of existing loans with creditworthy commercial real estate (CRE) borrowers that experienced financial difficulties. It addressed specific loan workout arrangements, classification of loans, and regulatory reporting and accounting considerations. The guidance was intended to promote supervisory consistency, enhance the transparency of CRE workout transactions, and ensure that supervisory policies and actions do not inadvertently curtail the availability of credit to sound borrowers.

Capital requirements. The OTS has set three capital standards for thrifts, each of which must be no less stringent than those applicable to national banks. As of December 31, 2009, ASB was in compliance with all of the minimum standards with a core capital ratio of 9.0% (compared to a 4.0% requirement), a tangible capital ratio of 9.0% (compared to a 1.5% requirement) and total risk-based capital ratio of 14.1% (based on risk-based capital of $477.8 million, $205.9 million in excess of the 8.0% requirement).

The OTS requires that thrifts with a composite rating of “1” under the Uniform Financial Institution Rating System (i.e., CAMELS rating system) must maintain core capital in an amount equal to at least 3% of adjusted total assets. All other institutions must maintain a minimum core capital of 4% of adjusted total assets, and higher capital ratios may be required if warranted by particular circumstances. As of December 31, 2009, ASB met the applicable minimum core capital requirement.

Other capital standards based on an international framework have been adopted for institutions that are much larger in size than ASB or that have substantial foreign exposures. ASB is not required, and has elected not to be, governed by these other standards.

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

Liquidity. OTS regulations require ASB to maintain sufficient liquidity to ensure safe and sound operations. ASB’s principal sources of liquidity are customer deposits, borrowings, the maturity and repayment of portfolio loans and securities and the sale of loans into secondary market channels. ASB’s principal sources of borrowings are advances from the FHLB of Seattle and securities sold under agreements to repurchase from broker/dealers. ASB is approved by the FHLB of Seattle to borrow an amount of up to 35% of assets to the extent it provides qualifying collateral and holds sufficient FHLB of Seattle stock. As of December 31, 2009, ASB’s unused FHLB of Seattle borrowing capacity was approximately $1.6 billion. ASB utilizes growth in deposits, advances from the FHLB of Seattle and securities sold under agreements to repurchase to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and make investments. As of December 31, 2009, ASB had loan commitments, undisbursed loan funds and unused lines and letters of credit of $1.2 billion. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.

Supervision. Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (the FDICIA), the federal banking agencies promulgated regulations which apply to the operations of ASB and its holding companies. Such regulations address, for example, standards for safety and soundness, real estate lending, accounting and reporting, transactions with affiliates and loans to insiders.

Prompt corrective action. The FDICIA establishes a statutory framework that is triggered by the capital level of a savings association and subjects it to progressively more stringent restrictions and supervision as capital levels decline. The OTS rules implement the system of prompt corrective action. In particular, the rules define the relevant capital measures for the categories of “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized.”

A savings association that is “undercapitalized” or “significantly undercapitalized” is subject to additional mandatory supervisory actions and a number of discretionary actions if the OTS determines that any of the actions is necessary to resolve the problems of the association at the least possible long-term cost to the Deposit Insurance Fund. A savings association that is “critically undercapitalized” must be placed in conservatorship or receivership within 90 days, unless the OTS and the FDIC concur that other action would be more appropriate. As of December 31, 2009, ASB was “well-capitalized.”

Interest rates. FDIC regulations restrict the ability of financial institutions that are undercapitalized to offer interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of December 31, 2009, ASB was “well capitalized” and thus not subject to these interest rate restrictions.

Qualified thrift lender test. In order to satisfy the QTL test, a thrift must maintain 65% of its assets in “qualified thrift investments” on a monthly average basis in 9 out of the previous 12 months. Failure to satisfy the QTL test would subject ASB to various penalties, including limitations on its activities, and would also bring into operation restrictions on the activities that may be engaged in by HEI, ASHI and their other subsidiaries, which could effectively result in the required divestiture of ASB. At all times during 2009, ASB was in compliance with the QTL test. As of December 31, 2009, 81% of ASB’s portfolio assets were “qualified thrift investments.” See “HEI Consolidated—Regulation.”

Federal Home Loan Bank System. ASB is a member of the FHLB System, which consists of 12 regional FHLBs, and ASB’s regional bank is the FHLB of Seattle. The FHLB System provides a central credit facility for member institutions. Historically, the FHLBs have served as the central liquidity facilities for savings associations and sources of long-term funds for financing housing. The FHLB of Seattle may only make long-term advances to ASB for the purpose of providing funds for financing residential housing. At such time as an advance is made to ASB or renewed, it must be secured by collateral from one of the following categories: (1) fully disbursed, whole first mortgages on improved residential property, or securities representing a whole interest in such mortgages; (2) securities issued, insured or guaranteed by the U.S. Government or any agency thereof; (3) FHLB deposits; and (4) other real estate-related collateral that has a readily ascertainable value and with respect to which a security interest can be perfected. The aggregate amount of outstanding advances secured by such other real estate-related collateral may not exceed 30% of ASB’s capital.

As mandated by the Gramm Act, the Federal Housing Finance Board (Board) regulations require each FHLB to maintain a minimum total capital leverage ratio of 5% of total assets and include risk-based capital standards requiring each FHLB to maintain permanent capital in an amount sufficient to meet credit risk and market risk. In June 2001, the FHLB of Seattle formulated a capital plan to meet these new minimum capital standards, which plan was approved by the Board. The capital plan requires ASB to own capital stock in the FHLB of Seattle in an amount equal to the total of 4% of the FHLB of Seattle’s advances to ASB plus the greater of (i) 5% of the outstanding balance of loans sold to the FHLB of Seattle by ASB or (ii) 0.5% of ASB’s mortgage loans and pass through securities. As of December 31, 2009, ASB was required under the capital plan to own capital stock in the FHLB of Seattle in the amount of $17 million and owned capital stock in the amount of $98 million, or $81 million in excess of the requirement. Under the capital plan, stock in the FHLB of Seattle can be required to be redeemed at the option of ASB, but the FHLB of Seattle may require up to a 5-year notice of redemption. This 5-year notice period has an adverse but immaterial effect on ASB’s liquidity. See “FHLB of Seattle stock” in HEI’s MD&A section for recent developments regarding the FHLB of Seattle.

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

Other laws. ASB is subject to federal and state consumer protection laws which affect lending activities, such as the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act and several federal and state financial privacy acts intended to protect consumers’ personal information and prevent identity theft, such as the Gramm Act and the Fair and Accurate Transactions Act. ASB is also subject to federal laws regulating certain of its lending practices, such as the Flood Disaster Protection Act, and laws requiring reports to regulators of certain customer transactions, such as the Currency and Foreign Transactions Reporting Act and the International Money Laundering Abatement and Anti-Terrorist Financing Act. ASB’s relationship with UVEST Financial Services is also governed by regulations adopted by the Federal Reserve Board under the Gramm Act, which regulate “networking” relationships under which a financial institution refers customers to a broker-dealer for securities services and employees of the financial institution are permitted to receive a nominal fee for the referrals. These laws may provide for substantial penalties in the event of noncompliance. ASB believes that its lending activities are currently in compliance with these laws and regulations.

Proposed legislation. See the discussion of proposed legislation in “Bank—Legislation and regulation” in HEI’s MD&A. There is additional proposed legislation pending in Congress that relates to regulatory reform; ASB’s management will continue to monitor its progress.

Environmental regulation. ASB may be subject to the provisions of Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), Hawaii Environmental Response Law (ERL) and regulations promulgated thereunder, which impose liability for environmental cleanup costs on certain categories of responsible parties. CERCLA and ERL exempt persons whose ownership in a facility is held primarily to protect a security interest, provided that they do not participate in the management of the facility. Although there may be some risk of liability for ASB for environmental cleanup costs in the event ASB forecloses on, and becomes the owner of, property with environmental problems, the Company believes the risk is not as great for ASB as it may be for other depository institutions that have a larger portfolio of commercial loans.

Properties.

ASB owns or leases several office buildings in downtown Honolulu and owns land and an operations center in the Mililani Technology Park on the island of Oahu.

The following table sets forth the number of bank branches owned and leased by ASB by island:

	Number of branches
December 31, 2009	Owned	Leased	Total
Oahu	7	33	40
Maui	3	5	8
Kauai	3	2	5
Hawaii	2	4	6
Molokai	—	1	1

	15	45	60

As of December 31, 2009, the net book value of branches and office facilities is approximately $44 million. Of this amount, $32 million represents the net book value of the land and improvements for the branches and office facilities owned by ASB and $12 million represents the net book value of ASB’s leasehold improvements. The leases expire on various dates through November 2036, but many of the leases have extension provisions.

As of December 31, 2009, ASB owned 166 automated teller machines.

ITEM 1A.	RISK FACTORS

For additional information for certain risk factors enumerated below and other risks of the Company and its operations, see “Forward-Looking Statements” above and HEI’s MD&A, HEI’s “Quantitative and Qualitative Disclosures about Market Risk,” HEI’s Consolidated Financial Statements, HECO’s MD&A and HECO’s Consolidated Financial Statements, which are incorporated herein by reference to HEI Exhibit 13 and HECO Exhibit 99 to the Company’s Current Report on Form 8-K dated February 19, 2010.

Holding Company and Company-Wide Risks.

HEI is a holding company that derives its income from its operating subsidiaries and depends on the ability of those subsidiaries to pay dividends or make other distributions to HEI and on its own ability to raise capital.

HEI is a legal entity separate and distinct from its various subsidiaries. As a holding company with no significant operations of its own, HEI’s cash flows and consequent ability to service its obligations and pay dividends on its common stock is dependent upon its receipt of dividends or other distributions from its operating subsidiaries and its ability to issue common stock or other equity securities and to incur additional debt. The ability of HEI’s subsidiaries to pay dividends or make other distributions to HEI, in turn, is subject to the risks associated with their operations and to contractual and regulatory restrictions, including:

•

the provisions of an HEI agreement with the PUC, which could limit the ability of HEI’s principal electric public utility subsidiary, HECO, to pay dividends to HEI in the event that the consolidated common stock equity of the electric public utility subsidiaries falls below 35% of total capitalization of the electric utilities;

•

the provisions of an HEI agreement entered into with federal bank regulators in connection with its acquisition of its bank subsidiary, ASB, which require HEI to contribute additional capital to ASB (up to a maximum amount of additional capital of $28.3 million as of December 31, 2009) upon request of the regulators in order to maintain ASB’s regulatory capital at the level required by regulation;

•	the minimum capital and capital distribution regulations of the OTS that are applicable to ASB;

•	the receipt of a letter from the OTS stating it has no objection to the payment of any dividend ASB proposes to declare and pay to HEI; and

•	the provisions of preferred stock resolutions and debt instruments of HEI and its subsidiaries.

The Company is subject to risks associated with the Hawaii economy, volatile U.S. capital markets and changes in the interest rate and credit market environment that have and/or could result in higher retirement benefit plan funding requirements, declines in electric utility KWH sales, declines in ASB’s interest rate margins and investment values, higher delinquencies and charge-offs in ASB’s loan portfolio and restrictions on the ability of HEI or its subsidiaries to borrow money or issue securities.

The two largest components of Hawaii’s economy are tourism and the federal government (including the military). Because the core businesses of HEI’s subsidiaries are providing local public electric utility services (through HECO and its subsidiaries) and banking services (through ASB and its subsidiaries) in Hawaii, the Company’s operating results are significantly influenced by Hawaii’s economy, which in turn is influenced by economic conditions in the mainland U.S. (particularly California) and Asia (particularly Japan) as a result of the impact of those conditions on tourism, by the impact of interest rates on the construction and real estate industries and by the impact of world conditions (e.g., U.S. presence in Iraq and Afghanistan) on federal government spending in Hawaii.

The turmoil in the financial markets and declines in the national and global economies have had a negative effect on the Hawaii economy. Declines in the Hawaii, U.S. and Asian economies, have led to declines in KWH sales in 2009 (2009 sales decline of 2.5% from 2008) an increase in uncollected billings of HECO and its subsidiaries, higher delinquencies in ASB’s loan portfolio and other adverse effects on HEI’s businesses. The utilities’ 2010 KWH sales are currently expected to decrease by 0.9% from 2009. Given the weak economy, the Company’s and consolidated HECO’s earnings may decline and ratings may be threatened. If S&P or Moody’s were to downgrade HEI’s or HECO’s long-term debt ratings because of these adverse effects, or if future events were to adversely affect the availability of capital to the Company, HEI’s and HECO’s ability to borrow and raise capital could be constrained and their future borrowing costs would likely increase with resulting reductions in HEI’s consolidated net income in future periods. Further, if HEI’s or HECO’s commercial paper ratings were to be downgraded, HEI and HECO might not be able to sell commercial paper and might be required to draw on more expensive bank lines of credit or to defer capital or other expenditures.

Changes in the U.S. capital markets can also have significant effects on the Company. For example, pension funding requirements are affected by the market performance of the assets in the master pension trust maintained for pension plans, and by the discount rate used to estimate the service and interest cost components of net periodic pension cost and value obligations. The electric utilities’ pension tracking mechanisms help moderate pension expense; however, the significant decline in 2008 in the value of the Company’s defined benefit pension plan assets resulted in a substantial gap between the projected benefit obligations under the plans and the value of plan assets, resulting in increases in funding requirements.

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

Interest rate risk also represents a market risk factor affecting the fair value of ASB’s investment securities. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. In 2008 and 2009, the credit markets experienced significant disruptions, liquidity on many financial instruments declined and residential mortgage delinquencies and defaults increased. These disruptions negatively impacted the fair value of ASB’s investment portfolio and led ASB, in the fourth quarter of 2009, to sell all private-issue mortgage-related securities in its investment portfolio in order to further improve its credit risk profile and reduce the potential volatility of future earnings.

HEI and HECO and their subsidiaries may incur higher retirement benefits expenses and have and will likely continue to recognize substantial liabilities for retirement benefits.

Retirement benefits expenses and cash funding requirements could increase in future years depending on numerous factors, including the performance of the U.S. equity markets, trends in interest rates and health care costs, plan amendments, new laws relating to pension funding and changes in accounting principles. For the electric utilities, however, retirement benefits expenses, as adjusted by the pension tracking mechanisms, have been an allowable expense for rate-making purposes.

The Company is subject to the risks associated with the geographic concentration of its businesses and current lack of interconnections that could result in service interruptions at the electric utilities or higher default rates on loans held by ASB.

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

In the ordinary course of business, HEI and its subsidiaries purchase insurance coverages (e.g., property and liability coverages) to protect against loss of, or damage to, their properties and against claims made by third parties and employees for property damage or personal injuries. However, the protection provided by such insurance is limited in significant respects and, in some instances, there is no coverage. Certain of the insurance has substantial deductibles or has limits on the maximum amounts that may be recovered. For example, the electric utilities’ overhead and underground transmission and distribution systems (with the exception of substation buildings and contents) have a replacement value roughly estimated at $5 billion and are not insured against loss or damage because the amount of transmission and distribution system insurance available is limited and the premiums are cost prohibitive. Similarly, the electric utilities have no business interruption insurance as the premiums for such insurance would be cost prohibitive, particularly since the utilities are not interconnected to other systems. If a hurricane or other uninsured catastrophic natural disaster were to occur, and if the PUC were not to allow the affected electric utilities to recover from ratepayers restoration costs and revenues lost from business interruption, the lost revenues and repair expenses could result in a significant decrease in HEI’s consolidated net income or in significant net losses for the affected periods.

ASB generally does not obtain credit enhancements, such as mortgagor bankruptcy insurance, but does require standard hazard and hurricane insurance and may require flood insurance for certain properties. ASB is subject to the risks of borrower defaults and bankruptcies, special hazard losses not covered by the required insurance and the insurance company’s inability to pay claims on existing policies.

Increased federal and state environmental regulation will require an increasing commitment of resources and funds and could result in construction delays or penalties and fines for non-compliance.

HEI and its subsidiaries are subject to federal and state environmental laws and regulations relating to air quality, water quality, waste management, natural resources and health and safety, which regulate the operation of existing facilities, the construction and operation of new facilities and the proper cleanup and disposal of hazardous waste and toxic substances. Compliance with these legal requirements requires HEI’s utility subsidiaries to commit significant resources and funds toward environmental monitoring, installation of pollution control equipment and payment of emission fees. These laws and regulations, among other things, require that certain environmental permits be obtained in order to construct or operate certain facilities, and obtaining such permits can entail significant expense and cause substantial construction delays. Also, these laws and regulations may be amended from time to time, including amendments that increase the burden and expense of compliance. For example, emission and/or discharge limits may be tightened, more extensive permitting requirements may be imposed and additional substances may become regulated. In addition, significant regulatory uncertainty exists regarding the impact of federal or state greenhouse gas emission limits and reductions.

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

Governmental taxing authorities could challenge a tax return position taken by HEI or its subsidiaries and, if the taxing authorities prevail, HEI’s consolidated tax payments and/or expense, including applicable penalties and interest, could increase significantly. Further, the ability or inability of HEI and its subsidiaries to generate capital gains and utilize capital loss carryforwards on future tax returns could impact future earnings.

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

HEI’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. Changes in these principles, or changes in the Company’s application of existing accounting principles, could materially affect HEI’s or the electric utilities’ consolidated financial position and/or results of operations. Further, in preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change include the amounts reported for investment and mortgage-related securities; property, plant and equipment; pension and other postretirement benefit obligations; contingencies and litigation; income taxes; regulatory assets and liabilities; electric utility revenues; variable interest entities; and allowance for loan losses.

HECO and its subsidiaries’ financial statements reflect assets and costs based on cost-based rate-making regulations. Continued accounting in this manner requires that certain criteria relating to the recoverability of such costs through rates be met. If events or circumstances should change so that the criteria are no longer satisfied, the electric utilities’ regulatory assets (amounting to $427 million as of December 31, 2009) may need to be charged to expense, which could result in significant reductions in the electric utilities’ net income, and the electric utilities’ regulatory liabilities (amounting to $288 million as of December 31, 2009) may need to be refunded to ratepayers.

Changes in accounting principles can also impact HEI’s consolidated financial statements. For example, if management determines that a PPA requires the consolidation of the IPP in HECO’s consolidated financial statements, the consolidation could have a material effect on HECO’s consolidated financial statements, including the recognition of a significant amount of assets and liabilities and, if such a consolidated IPP were operating at a loss and had insufficient equity, the potential recognition of such losses. Also, if management determines that a PPA requires the classification of the agreement as a capital lease, a material effect on HEI’s consolidated balance sheet may result, including the recognition of significant capital assets and lease obligations.

Electric Utility Risks.

Actions of the PUC are outside the control of the electric utility subsidiaries and could result in inadequate or untimely rate relief, in rate reductions or refunds or in unanticipated delays, expenses or writedowns in connection with the construction of new projects.

The rates the electric utilities are allowed to charge for their services and the timeliness of permitted rate increases are among the most important items influencing the electric utilities’ financial condition, results of operations and liquidity. The PUC has broad discretion over the rates that the electric utilities charge their customers. The electric utilities currently have rate cases pending before the PUC. Further, the trend of increased operation and maintenance expenses, which management expects will continue, increased plant-in-service and other factors are likely to result in the electric utilities continuing to seek rate relief frequently. Any adverse decision by the PUC concerning the level or method of determining electric utility rates, the items and amounts that may be included in rate base, the returns on equity or rate base found to be reasonable, the potential consequences of exceeding or not meeting such returns, or any prolonged delay in rendering a decision in a rate or other proceeding, could have a material adverse effect on HECO’s consolidated financial condition, results of operations and liquidity.

The electric utilities could be required to refund to their customers, with interest, revenues that have been or may be received under interim rate orders in their rate case proceedings (HECO’s 2007 and 2009 test year rate cases, HELCO’s 2006 and 2010 test year rate cases and MECO’s 2007 and 2010 test year rate cases), IRP cost recovery dockets and other proceedings, if and to the extent they exceed the amounts allowed in final orders. As of December 31, 2009, the electric utilities had recognized an aggregate of $281 million of such revenues with respect to interim orders.

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

The Energy Agreement confirms the intent of the parties that the existing ECACs will continue, but subject to periodic review by the PUC. The Energy Agreement also provides that as part of the review, the PUC may examine whether there are renewable energy projects from which the utilities should have, but did not, purchase energy or whether alternative fuel purchase strategies were appropriately used or not used. Management cannot predict the ultimate effect of the analysis required under Hawaii Act 162 on the continuation of the utilities’ existing ECACs. Any change in the ECAC could have a material adverse affect on the electric utilities.

Electric utility operations are significantly influenced by weather conditions.

The electric utilities’ results of operations can be affected by changes in the weather. Weather conditions, particularly temperature and humidity, directly influence the demand for electricity. In addition, severe weather and natural disasters, such as hurricanes, earthquakes, tsunamis and lightning storms, which may become more severe or frequent as a result of global warming, can cause outages and property damage and require the utilities to incur significant additional expenses that may not be recoverable.

Electric utility operations depend heavily on third-party suppliers of fuel and purchased power.

The electric utilities rely on fuel oil suppliers and shippers and independent power producers to deliver fuel oil and power, respectively, in accordance with contractual agreements. Approximately 77% of the net energy generated or purchased by the electric utilities in 2009 was generated from the burning of fossil fuel oil, and purchases of power by the electric utilities provided about 40% of their total net energy generated and purchased for the same period. Failure or delay by oil suppliers and shippers to provide fuel pursuant to existing contracts, or failure by a major IPP to deliver the firm capacity anticipated in its PPA, could disrupt the ability of the electric utilities to deliver electricity and require the electric utilities to incur additional expenses to meet the needs of their customers that may not be recoverable. In addition, as these contractual agreements end, the electric utilities may not be able to purchase fuel and power on terms equivalent to the current contractual agreements. Further, as the use of biofuels in generating units increases, the same risks will exist with suppliers of biofuels.

Electric utility generating facilities are subject to operational risks that could result in unscheduled plant outages, unanticipated and/or increased operation and maintenance expenses and increased power purchase costs.

Operation of electric generating facilities involves certain risks which can adversely affect energy output and efficiency levels. Included among these risks are facility shutdowns or power interruptions due to insufficient generation or a breakdown or failure of equipment or processes or interruptions in fuel supply, inability to negotiate satisfactory collective bargaining agreements when existing agreements expire or other labor disputes, inability to comply with regulatory or permit requirements, disruptions in delivery of electricity, operator error and catastrophic events such as earthquakes, tsunamis, hurricanes, fires, explosions, floods or other similar occurrences affecting the electric utilities’ generating facilities or transmission and distribution systems. Global warming may result in rising sea levels, which could pose a threat to facilities of the utilities, particularly those located in coastal or other low-lying areas. The utilities have taken a number of steps to mitigate the risk of outages, including securing additional purchased power, adding distributed generation at some substations and encouraging energy conservation. The costs of supplying energy to meet high demand and maintenance costs required to sustain high availability of aging generation units have been increasing and the trend of cost increases is not likely to ease, putting pressure on earnings to the extent timely rate relief is not achieved.

The electric utilities may be adversely affected by new legislation.

Congress and the Hawaii Legislature periodically consider legislation that could have positive or negative effects on the electric utilities and their customers. In addition to the ECAC provisions of Act 162 discussed above, the Hawaii Legislature adopted a number of measures that may affect the electric utilities, as described below.

Renewable Portfolio Standards (RPS) law. In 2009, Hawaii’s RPS law was amended to require electric utilities to meet an RPS of 10%, 15%, 25% and 40% by December 31, 2010, 2015, 2020 and 2030, respectively. The amended RPS law is consistent with the commitment in the Energy Agreement that the utilities signed as part of the Hawaii Clean Energy Initiative (HCEI). The utilities are committed to achieving these goals; however, due to risks such as potential delays in IPPs being able to deliver contracted renewable energy (see risks under “Forward-looking Statements” on pages v and vi), it is possible the electric utilities may not attain the required renewable percentages in the future, and management cannot predict the future consequences of failure to do so (including potential penalties to be assessed by the PUC). On December 19, 2008, the PUC approved a penalty of $20 for every MWh that an electric utility is deficient under Hawaii’s RPS law. The PUC noted, however, that this penalty may be reduced, in the PUC’s discretion, due to events or circumstances that are outside an electric utility’s reasonable control, to the extent the event or circumstance could not be reasonably foreseen and ameliorated, as described in the RPS law and in an RPS framework. In addition, the PUC ordered that the utilities will be prohibited from recovering any RPS penalty costs through rates.

Non-fossil fuel purchased power contracts. In 2006, a Hawaii law was enacted that required that the PUC establish a methodology that removes or significantly reduces any linkage between the price paid for non-fossil-fuel generated electricity under future power purchase contracts and the price of fossil fuel, in order to allow utility customers to receive the potential cost savings from non-fossil fuel generation (in connection with the PUC’s determination of just and reasonable rates in purchased power contracts).

Net energy metering. Hawaii has a net energy metering law, which requires that electric utilities offer net energy metering to eligible customer generators (i.e., a customer generator may be a net user or supplier of energy and will make payment to or receive credit from the electric utility accordingly). In the Energy Agreement, the parties agreed to seek to remove system-wide caps on net energy metering. Instead, they planned to seek to limit DG interconnections on a per-circuit basis and to replace net energy metering with an appropriate feed-in tariff and new net metered installations that incorporate time-of-use metering equipment for future full scale implementation of time-of-use metering and sale of excess energy.

Renewable energy. In 2007, a measure was passed by the Hawaii legislature stating that the PUC may consider the need for increased renewable energy in rendering decisions on utility matters. Due to this measure, it is possible that, if energy from a renewable source were more expensive than energy from fossil fuel, the PUC may still approve the purchase of energy from the renewable source.

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

In 2009, a Hawaii law (Act 185) was enacted authorizing preferential rates to agricultural energy producers selling electricity to utilities. This will help support the long-term development of locally grown biofuel crops, cultivating potential local renewable fuel sources for the utilities. In addition, pursuant to Act 50 (also adopted in 2009), avoided cost is no longer a consideration in determining a just and reasonable rate for non-fossil fuel generated electricity. This will allow the utilities to negotiate purchased power prices for renewable energy that have the potential to be more stable and less costly than current pricing tied to avoided cost.

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

In June 2009, the U.S. House of Representatives passed H.R. 2454, the American Clean Energy and Security Act of 2009 (ACES). Among other things, ACES establishes a declining cap on GHG emissions requiring a 3% emissions reduction from 2005 levels by 2012 that increases to 17% by 2020, 42% by 2030, and 83% by 2050. The ACES also establishes a trading and offset scheme for GHG allowances. The trading program combined with the declining cap is known as a “cap and trade” approach to emissions reduction. In September 2009, the U.S. Senate began consideration of the Clean Energy Jobs and American Power Act (S. 1733). S. 1733 also includes cap and trade provisions to reduce GHG emissions. Since then, several other approaches to GHG emission reduction have been either introduced or discussed in the U.S. Senate; however, no legislation has yet been enacted.

In response to the 2007 U.S. Supreme Court decision in Massachusetts v. EPA, which ruled that the EPA has the authority to regulate GHG emissions from motor vehicles under the Clean Air Act (CAA), the EPA has accelerated rulemaking addressing GHG emissions from both mobile and stationary sources. On September 22, 2009, the EPA issued the Final Mandatory Reporting of Greenhouse Gases Rule. The rule requires that sources above certain threshold levels monitor and report GHG emissions beginning in 2010.

On October 27, 2009, the Federal Register published the EPA’s proposed “Prevention of Significant Deterioration (PSD) and Title V Greenhouse Gas (GHG) Tailoring Rule” that would create a new emissions threshold for GHG emissions from new and existing facilities.

Biofuels. In 2007, a Hawaii law was enacted with the stated purpose of encouraging further production and use of biofuels in Hawaii. It established that biofuel processing facilities in Hawaii are a permitted use in designated agricultural districts and established a program with the Hawaii Department of Agriculture to encourage the production in Hawaii of energy feedstock (i.e., raw materials for biofuels).

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

At this time, it is not possible to predict with certainty the impact of the foregoing legislation or legislation that now is, or may in the future be, proposed.

The electric utilities may be subject to increased operational challenges and their results of operations, financial condition and liquidity may be adversely impacted in meeting the commitments and objectives of the HCEI Energy Agreement.

On October 20, 2008, the Governor of the State of Hawaii, the State of Hawaii Department of Business, Economic Development and Tourism, the Division of Consumer Advocacy of the State of Hawaii Department of Commerce and Consumer Affairs and the electric utilities (collectively, the parties), signed an Energy Agreement setting forth the goals and objectives of an HCEI and the related commitments of the parties. The Energy Agreement requires the parties to pursue a wide range of actions with the purpose of decreasing the State of Hawaii’s dependence on imported fossil fuels through substantial increases in the use of renewable energy and implementation of new programs intended to secure greater energy efficiency and conservation. For a detailed discussion of certain of the electric utilities’ commitments contained in the Energy Agreement, see “Hawaii Clean Energy Initiative” in Note 3 of HEI’s “Notes to Consolidated Financial Statements.”

The far-reaching nature of the Energy Agreement, including the extent of renewable energy commitments and the implementation of a new regulatory model which would decouple revenues from sales, present new increased risks to the Company. Among such risks are: (1) the dependence on third party suppliers of renewable purchased energy, which if the utilities are unsuccessful in negotiating purchased power agreements with such IPPs or if a major IPP fails to deliver the anticipated capacity in its purchased power agreement, could impact the utilities’ achievement of its commitments under the Energy Agreement and/or the utilities’ ability to deliver reliable service; (2) delays in acquiring or unavailability of non-fossil fuel supplies for renewable generation; (3) the impact of intermittent power to the electrical grid and reliability of service if appropriate supporting infrastructure is not installed or does not operate effectively; (4) the likelihood that the utilities may need to make substantial investments in related infrastructure, which could result in increased borrowings and, therefore, materially impact the financial condition and liquidity of the utilities; and (5) the commitment to support a variety of initiatives, which, if approved by the PUC, may have a material impact on the results of operations and financial condition of the utilities depending on their design and implementation. Programs include, but are not limited to, decoupling revenues from sales; implementing feed-in tariffs to encourage development of renewable energy; removing the system-wide caps on net energy metering (but limiting distributed generation interconnections on a per-circuit basis to no more than 15% of peak circuit demand); and developing an Energy Efficiency Portfolio Standard. Management cannot predict the ultimate impact or outcome of the implementation of these or other HCEI programs on the results of operations, financial condition and liquidity of the electric utilities.

Bank Risks.

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

Although ASB pursues an asset-liability management strategy designed to mitigate its risk from changes in market interest rates, unfavorable movements in interest rates could result in lower net interest income. Residential 1-4 family fixed-rate mortgage loans comprised about 60% of ASB’s loan portfolio as of December 31, 2009 and do not re-price with movements in interest rates. ASB continues to face a challenging interest rate environment. The weak global, national and local economic environments have resulted in a persistent, low level of interest rates, weak loan demand, and excess liquidity in the financial system. In addition, expectations are increasing that interest rates will rise rapidly once there are strong signs that the economic recovery is taking hold. ASB’s decision to sell substantially all of its fixed rate mortgage production throughout 2009, weak loan demand and challenges in finding investments with adequate risk-adjusted returns resulted in declining loan balances and an increase in ASB’s liquidity position, which had a negative impact on ASB’s asset yields and net interest margin. The potential for compression of ASB’s margin when interest rates rise is an ongoing concern.

Increases in market interest rates could have an adverse impact on ASB’s cost of funds. Higher market interest rates could lead to higher interest rates paid on deposits and other borrowings. Significant increases in market interest rates, or the perception that an increase may occur, could adversely affect ASB’s ability to originate new loans and grow. An increase in market interest rates, especially a sudden increase, could also adversely affect the ability of ASB’s adjustable-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge-offs. Conversely, a decrease in interest rates or a mismatching of maturities of interest sensitive financial instruments could result in an acceleration in the prepayment of loans and mortgage-related securities and impact ASB’s ability to reinvest its liquidity in similar yielding assets. Historically low interest rates in 2008 and 2009 resulted in high refinancings, which reduced the level of future interest income.

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

•	faster than expected loan prepayments that can cause an acceleration of the amortization of premiums on loans and investments and the impairment of mortgage servicing assets of ASB;

•	changes in ASB’s loan portfolio credit profiles and asset quality, which may increase or decrease the required level of allowance for loan losses;

•

technological disruptions affecting ASB’s operations or financial or operational difficulties experienced by any outside vendor on whom ASB relies to provide key components of its business operations, such as business processing, network access or internet connections;

•	the impact of potential legislative and regulatory changes increasing oversight of, and reporting by, banks in response to the recent financial crisis and federal bailout of financial institutions;

•	legislative changes regulating the assessment of overdraft and credit card fees, which will have a negative impact on noninterest income;

•

public opinion about ASB and financial institutions in general, which, if negative, could impact the public’s trust and confidence in ASB and adversely affect ASB’s ability to attract and retain customers and expose ASB to adverse legal and regulatory consequences;

•	increases in operating costs, inflation and other factors, that exceed increases in ASB’ s net interest, fee and other income; and

•	the ability of ASB to maintain or increase the level of deposits, ASB’s lowest costing funds.

Banking and related regulations could result in significant restrictions being imposed on ASB’s business or in a requirement that HEI divest ASB.

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

Under certain circumstances, including any determination that ASB’s relationship with HEI results in an unsafe and unsound banking practice, these regulatory authorities have the authority to restrict the ability of ASB to transfer assets and to make distributions to its stockholders (including payment of dividends to HEI), or they could seek to require HEI to sever its relationship with or divest its ownership of ASB. Payment by ASB of dividends to HEI may also be restricted by the OTS under its prompt corrective action regulations or its capital distribution regulations if ASB’s capital position deteriorates. In order to maintain its status as a QTL, ASB is required to maintain at least 65% of its assets in “qualified thrift investments.” Savings associations that fail to maintain QTL status are subject to various penalties, including limitations on their activities. In ASB’s case, the activities of HEI and HEI’s other subsidiaries would also be subject to restrictions, and a failure or inability to comply with those restrictions could effectively result in the required divestiture of ASB. There is also proposed federal legislation that could result in a required divestiture of ASB. In the event of a required divestiture, federal law substantially limits the types of entities that could potentially acquire ASB.

A large percentage of ASB’s loans and securities are collateralized by real estate, and adverse changes in the real estate market may result in loan losses and adversely affect the Company’s profitability.

As of December 31, 2009 approximately 83% of ASB’s loan portfolio was comprised of loans primarily collateralized by real estate, most of which was concentrated in the State of Hawaii. ASB’s financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in the state of Hawaii, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. A deterioration of the economic environment in Hawaii, including a material decline in the real estate market, further declines in home resales, or a material external shock, may significantly impair the value of ASB’s collateral and ASB’s ability to sell the collateral upon foreclosure. In the event of a default, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest. Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans. In addition, if poor economic conditions result in decreased demand for real estate loans, ASB’s profits may decrease if alternative investments earn less income than real estate loans.

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

Commercial real estate properties tend to be unique and are more difficult to value than residential real estate properties. Commercial real estate loans may not be fully amortizing, meaning that they may have a significant principal balance or “balloon” payment due at maturity. In addition, commercial real estate properties, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than noncommercial properties and to the corresponding burdens and costs of compliance with environmental laws and regulations. Also, there may be costs and delays involved in enforcing rights of a property owner against tenants in default under the terms of leases with respect to commercial properties. For example, a tenant may seek the protection of bankruptcy laws, which could result in termination of such tenant’s lease.

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

HEI has not received, prior to July 5, 2009, written comments from the SEC staff regarding its periodic or current reports under the 1934 Exchange Act, which remain unresolved.

HECO has not received, prior to July 5, 2009, written comments from the SEC staff regarding its periodic or current reports under the 1934 Exchange Act, which remain unresolved.

ITEM 2.	PROPERTIES

HEI and HECO:

See the “Properties” sections under “HEI,” “Electric utility” and “Bank” in Item 1. Business above.

ITEM 3.	LEGAL PROCEEDINGS

HEI and HECO:

The descriptions of legal proceedings (including judicial proceedings and proceedings before the PUC and environmental and other administrative agencies) in “Item 1. Business,” in HEI’s MD&A and in the notes to HEI’s Consolidated Financial Statements are incorporated by reference in this Item 3. Certain HEI subsidiaries (including HECO and its subsidiaries and ASB) are also involved in ordinary routine PUC proceedings, environmental proceedings and litigation incidental to their respective businesses.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

HEI and HECO:

During the fourth quarter of 2009, no matters were submitted to a vote of security holders of the Registrants.

EXECUTIVE OFFICERS OF THE REGISTRANT (HEI)

The executive officers of HEI are listed below. Messrs. Rosenblum and Schools are officers of HEI subsidiaries rather than of HEI, but are deemed to be executive officers of HEI under SEC Rule 3b-7 promulgated under the Securities Exchange Act of 1934. HEI executive officers serve from the date of their initial appointment until the annual meeting of the HEI Board (or applicable HEI subsidiary board of directors) at which officers are appointed, and thereafter are appointed for one-year terms or until their successors have been duly appointed and qualified or until their earlier resignation or removal. HEI executive officers may also hold offices with HEI subsidiaries and affiliates in connection with their current positions listed below.

Name	Age	Business experience for last 5 years and prior positions with the Company

Constance H. Lau	57	HEI President and Chief Executive Officer since 5/06 HEI Director, 6/01 to 12/04 and since 5/06 HECO Chairman of the Board since 5/06 ASB Chairman of the Board and Chief Executive Officer since 2/08
		•	ASB Chairman of the Board, President and Chief Executive Officer, 5/06 to 1/08
		•	ASB President and Chief Executive Officer and Director, 6/01 to 5/06
		•	ASB Senior Executive Vice President and Chief Operating Officer and Director, 12/99 to 5/01
		•	HEI Treasurer, 4/89 to 10/99
		•	HEI Power Corp. Financial Vice President and Treasurer, 5/97 to 8/99
		•	HECO Treasurer and HEI Assistant Treasurer, 12/87 to 4/89
		•	HECO Assistant Corporate Counsel, 9/84 to 12/87

James A. Ajello	56	HEI Senior Financial Vice President, Treasurer and Chief Financial Officer since 1/09
		•	Prior to joining the Company: Reliant Energy, Inc. Senior Vice President-Business Development, 8/06 to 1/09, and Reliant Energy, Inc. Senior Vice President and General Manager of Commercial & Industrial Marketing, 1/04 to 8/06

Chester A. Richardson	61	HEI Senior Vice President, General Counsel, Secretary and Chief Administrative Officer since 9/09
		•	HEI Senior Vice President, General Counsel and Chief Administrative Officer, 12/08 to 9/09
		•	HEI Vice President, General Counsel, 8/07 to 12/08
		•	Prior to joining the Company: Alliant Energy Corp. Deputy General Counsel, 9/03 to 7/07

Richard M. Rosenblum	59	HECO President and Chief Executive Officer since 1/09 HECO Director since 2/09
		•	Prior to joining the Company: Southern California Edison Company Senior Vice President of Generation and Chief Nuclear Officer, 11/05 until his retirement in 5/08; Southern California Edison Company Senior Vice President, Generation, 9/05 to 11/05; and Southern California Edison Company Senior Vice President, Transmission and Distribution, 2/98 to 9/05

Timothy K. Schools	40	ASB President since 2/08
		•	ASB Senior Executive Vice President, Chief Operating Officer, 7/07 to 1/08
		•	Prior to joining the Company: The South Financial Group, Inc. Chief Financial Officer, 11/05 to 4/07, and The South Financial Group, Inc. Chief Risk Officer, 10/04 to 11/05

There are no family relationships between any HEI executive officer and any other HEI executive officer or any HEI director or director nominee. There are no arrangements or understandings between any HEI executive officer and any other person pursuant to which such executive officer was selected.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

HEI:

Certain of the information required by this item is incorporated herein by reference to Note 12, “Regulatory restrictions on net assets,” and Note 16, “Quarterly information (unaudited),” to HEI’s Consolidated Financial Statements and “Selected Financial Data” in HEI Exhibit 13 to the Company’s Current Report on Form 8-K dated February 19, 2010, and “Item 12. Equity compensation plan information” of this Form 10-K. Certain restrictions on dividends and other distributions of HEI are described in this report under “Item 1. Business—HEI—Regulation—Restrictions on dividends and other distributions” and that description is incorporated herein by reference. HEI’s common stock is traded on the New York Stock Exchange and the total number of holders of record of HEI common stock as of February 19, 2010, was 10,359.

In 2009, HEI issued an aggregate of 28,800 shares of unregistered common stock pursuant to the HEI 1990 Nonemployee Director Stock Plan, as amended and restated effective May 6, 2008 (the HEI Nonemployee Director Plan). Under the HEI Nonemployee Director Plan, each HEI nonemployee director receives, in addition to an annual cash retainer, an annual stock grant of 1,800 shares of HEI common stock (2,000 shares for the first time grant to a new HEI director) and each nonemployee subsidiary director who is not also an HEI nonemployee director receives an annual stock grant of 1,000 shares of HEI common stock (1,000 shares for the first time grant to a new subsidiary director). The HEI Nonemployee Director Plan is currently the only plan for nonemployee directors and provides for annual stock grants and annual cash retainers for nonemployee directors of HEI and its subsidiaries.

In 2008, HEI issued an aggregate of 31,600 shares of unregistered common stock pursuant to the HEI Nonemployee Director Plan. In 2007, HEI issued an aggregate of 32,600 shares of unregistered common stock pursuant to the HEI 1990 Nonemployee Director Plan, as amended and restated effective May 2, 2006.

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

The dividends declared and paid on HECO’s common stock for the quarters ended March 31, 2008, March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009 were $14,089,000, $10,536,000, $10,599,225, $11,621,079 and $22,243,696, respectively. No dividends were declared or paid on HECO’s common stock for the quarters ended June 30, 2008, September 30, 2008 and December 31, 2008 because HECO was strengthening its capital structure by retaining earnings. Also, see “Liquidity and capital resources” in HEI’s MD&A.

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

HECO:

The information required by this item is incorporated herein by reference to “Selected Financial Data” on page 4 of HECO Exhibit 99 to HECO’s Current Report on Form 8-K dated February 19, 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HEI:

The information required by this item is set forth in HEI’s MD&A, incorporated herein by reference to pages 5 to 62 of HEI’s Annual Report.

HECO:

The information required by this item is set forth in HECO’s MD&A, incorporated herein by reference to page 3 of HECO Exhibit 99 to HECO’s Current Report on Form 8-K dated February 19, 2010.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HEI:

The information required by this item is set forth in HEI’s Quantitative and Qualitative Disclosures about Market Risk, incorporated herein by reference to pages 63 to 65 of HEI’s Annual Report.

HECO:

The information required by this item is set forth in HECO’s Quantitative and Qualitative Disclosures about Market Risk, incorporated herein by reference to page 3 of HECO Exhibit 99 to HECO’s Current Report on Form 8-K dated February 19, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEI:

The information required by this item is incorporated herein by reference to pages 69 to 133 of HEI’s Annual Report.

HECO:

The information required by this item is incorporated herein by reference to pages 7 to 59 of HECO Exhibit 99 to HECO’s Current Report on Form 8-K dated February 19, 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

HEI and HECO:

On February 23, 2010, the Audit Committees of the Boards of Directors of HEI and HECO voted to dismiss KPMG LLP as HEI’s and HECO’s independent registered public accounting firm, effective as of February 24, 2010. The Company informed KPMG LLP of the decision on February 24, 2010.

KPMG LLP’s reports on the HEI and HECO consolidated financial statements as of and for the fiscal years ended December 31, 2009 and 2008 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The audit reports of KPMG LLP on the effectiveness of internal control over financial reporting as of December 31, 2009 and 2008 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2009 and 2008 and through February 24, 2010, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused it to make reference to the subject matter of the disagreements in its reports for such years. During the fiscal years ended December 31, 2009 and 2008 and through February 24, 2010, there were no reportable events as defined in Item 304(a)(1)(v) of the SEC’s Regulation S-K.

The Company has provided KPMG LLP with a copy of the above disclosures in conjunction with the filing of this report and a Form 8-K. HEI and HECO requested that KPMG LLP provide them with a letter addressed to the Securities and

Exchange Commission stating whether or not KPMG LLP agrees with the above disclosures. A copy of KPMG LLP’s letter will be attached as Exhibit 16 to HEI and HECO’s Form 8-K expected to be filed on or about March 1, 2010.

ITEM 9A.	CONTROLS AND PROCEDURES

HEI:

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2009, there was no change in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Constance H. Lau, HEI Chief Executive Officer, and James A. Ajello, HEI Chief Financial Officer, have evaluated the disclosure controls and procedures of HEI as of December 31, 2009. Based on their evaluations, as of December 31, 2009, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by HEI in reports HEI files or submits under the Securities Exchange Act of 1934:

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

Internal Control over Financial Reporting

The “Annual Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” required by this item are incorporated herein by reference to pages 67 and 68, respectively, of HEI’s Annual Report.

HECO:

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2009, there was no change in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of HECO’s internal control over financial reporting as of December 31, 2009 that has materially affected, or is reasonably likely to materially affect, HECO’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Richard M. Rosenblum, HECO Chief Executive Officer, and Tayne S. Y. Sekimura, HECO Chief Financial Officer, have evaluated the disclosure controls and procedures of HECO as of December 31, 2009. Based on their evaluations, as of December 31, 2009, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by HECO in reports HECO files or submits under the Securities Exchange Act of 1934:

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

Internal Control over Financial Reporting

The “Annual Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” required by this item are incorporated herein by reference to pages 5 and 6, respectively, of HECO Exhibit 99 to HECO’s Current Report on Form 8-K dated February 19, 2010.

ITEM 9B.	OTHER INFORMATION

HEI and HECO:

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

HEI:

Information regarding HEI’s executive officers is provided in the “Executive Officers of the Registrant” section following Item 4 of this report.

The remaining information called for by this item is incorporated herein by reference to the following sections in the HEI 2010 Proxy Statement:

•	“Nominees for Class II directors whose terms expire at the 2013 Annual Meeting”

•	“Continuing Class III directors whose terms expire at the 2011 Annual Meeting”

•	“Continuing Class I directors whose terms expire at the 2012 Annual Meeting”

•

“Committees of the Board” (portions regarding whether HEI has an audit committee and identifying its members; no other portion of the Committees of the Board section is incorporated herein by reference)

•

“Audit Committee Report” (portion identifying audit committee financial experts who serve on the HEI Audit Committee only; no other portion of the Audit Committee Report is incorporated herein by reference)

Family relationships; director arrangements

There are no family relationships between any HEI director or director nominee and any other HEI director or director nominee or any HEI executive officer. There are no arrangements or understandings between any HEI director or director nominee and any other person pursuant to which such director or director nominee was selected.

Code of Conduct

The HEI Board has adopted a Corporate Code of Conduct that includes a code of ethics applicable to, among others, its principal executive officer, principal financial officer and principal accounting officer. The Corporate Code of Conduct is available on HEI’s website at www.hei.com. HEI elects to disclose the information required by Form 8-K, Item 5.05, “Amendments to the Registrant’s Code of Ethics, or Waiver of a Provision of the Code of Ethics,” through this website and such information will remain available on this website for at least a 12-month period.

Section 16(a) beneficial ownership reporting compliance

Information required to be reported under this caption is incorporated herein by reference to the “Stock Ownership Information—Section 16(a) Beneficial Ownership Reporting Compliance” section in the HEI 2010 Proxy Statement.

HECO:

Executive officers of HECO

The executive officers of HECO are listed below. Messrs. Ignacio and Reinhardt are officers of HECO subsidiaries rather than of HECO, but are deemed to be executive officers of HECO under SEC Rule 3b-7 promulgated under the 1934 Exchange Act. HECO executive officers serve from the date of their initial appointment until the annual meeting of the HECO Board (or applicable HECO subsidiary board of directors) at which officers are appointed, and thereafter are appointed for one-year terms or until their successors have been duly appointed and qualified or until their earlier resignation or removal. HECO executive officers may also hold offices with HECO subsidiaries and other affiliates in connection with their current positions listed below.

Name	Age	Business experience for last 5 years and prior positions with HECO and its affiliates
Richard M. Rosenblum	59	HECO President and Chief Executive Officer since 1/09 HECO Director since 2/09
•

Prior to joining the Company: Southern California Edison Company Senior Vice President of Generation and Chief Nuclear Officer, 11/05 until his retirement in 5/08; Southern California Edison Company Senior Vice President, Generation, 9/05 to 11/05; and Southern California Edison Company Senior Vice President, Transmission and Distribution, 2/98 to 9/05

Robert A. Alm	58	HECO Executive Vice President since 3/09
		•	HECO Executive Vice President – Public Affairs, 2/08 to 3/09
		•	HECO Senior Vice President – Public Affairs, 7/01 to 2/08
Stephen M. McMenamin	54		HECO Senior Vice President and Chief Information Officer since 9/09
		•	Prior to being appointed to his current officer position at HECO, served as a full-time consultant to HECO in an acting chief information officer capacity from 6/09 to 9/09 and as a part-time information services consultant to HECO from 3/09 to 5/09
		•	Prior to joining the Company: Borland Software Corp. Vice President, Engineering, 1/06 to 2/09; and BEA Systems Inc. Vice President, Engineering, 7/01 to 4/05

Tayne S. Y. Sekimura	47	HECO Senior Vice President and Chief Financial Officer since 9/09
		•	HECO Senior Vice President, Finance and Administration, 2/08 to 9/09
		•	HECO Financial Vice President, 10/04 to 2/08
		•	HECO Assistant Financial Vice President, 8/04 to 10/04
		•	HECO Director, Corporate & Property Accounting, 2/01 to 8/04
		•	HECO Director, Internal Audit, 7/97 to 2/01
		•	HECO Capital Budgets Administrator, 5/93 to 7/97
		•	HECO Capital Budgets Supervisor, 10/92 to 5/93
		•	HECO Auditor (internal), 5/91 to 10/92

Patricia U. Wong	53	HECO Senior Vice President, Corporate Services since 9/09
		•	HEI Vice President, Administration and Corporate Secretary, 4/05 to 9/09
		•	HEI Vice President, Administration, 1/05 to 4/05
		•	HECO Vice President, Corporate Excellence, 3/98 to 1/05
		•	HECO Manager, Environmental, 9/96 to 3/98
		•	HECO Associate General Counsel, 12/94 to 9/96
		•	HECO Corporate Attorney, 5/90 to 12/94

Jay M. Ignacio	50	HELCO President since 3/08
		•	HELCO Manager, Distribution and Transmission, 11/96 to 3/08
		•	HELCO Superintendent, Construction & Maintenance, 4/94 to 11/96
		•	HELCO Electrical Engineer, 4/90 to 4/94

Edward L. Reinhardt	57	MECO President since 5/01
		•	MECO Manager, Energy Delivery, 12/99 to 5/01
		•	MECO Manager, Engineering, 8/90 to 12/99
		•	MECO Senior Electrical Engineer, 11/89 to 8/90
		•	MECO Staff Engineer, 5/88 to 11/89
		•	MECO Electrical Engineer, 4/86 to 5/88

HECO Board

The directors of HECO are listed below. HECO directors are elected annually by HEI, as sole common shareholder of HECO. Below is information regarding the business experience and certain other directorships for each HECO director, together with information about legal proceedings in which certain directors were involved and a description of the experience, qualifications, attributes and skills that led to the HECO Board’s conclusion that each of the nominees and directors should serve on the HECO Board at the time of this Form 10-K, in light of HECO’s current business and structure.

Thomas B. Fargo, age 61, HECO director since 2005

HECO Audit Committee Member

Business experience and other public company directorships since 2005

•	Operating Executive Board Member, J.F. Lehman & Company (private equity firm) since 2008

•	Owner, Fargo Associates, LLC (defense and homeland/national security consultancy) since 2005

•	Chief Executive Officer, Hawaii Superferry, Inc., 2008-2009

•	President, Trex Enterprises Corporation, 2005-2008

•	Commander, U.S. Pacific Command, 2002-2005

•	Director since 2008 and Audit Committee Member, Northrop Grumman Corporation

•	Director, Hawaiian Holdings, Inc., 2005-2008

•	Director, HEI, since 2005

Skills and qualifications for HECO Board service

•

Extensive knowledge of the U.S. military, a major customer of HECO and its subsidiaries, with both government and private sector business work experience involving levels of the U.S. government up to the President of the United States.

•

Leadership, strategic planning and financial and non-financial risk assessment skills developed over 39 years of leading 9 organizations ranging in size from 130 to 300,000 people and managing budgets up to $8 billion, including most recently as Commander of the U.S. Pacific Command (covering 43 countries), Chief Executive Officer of Hawaii Superferry, Inc. (interisland ferry operation) and President of Trex Enterprises Corporation (defense research and development firm).

•

Experience with corporate governance, including audit, compensation and governance committees, from service on several public and private company boards, including current service on the Audit and Policy Committees for Northrop Grumman Corporation (diversified defense and aerospace security company listed on the New York Stock Exchange) and the Executive and Compensation Committees for USAA (private financial services company) and former service as Compensation Committee Chair for Hawaiian Holdings, Inc. (New York Stock Exchange-listed owner of Hawaiian Airlines).

•	Practical and wide-ranging knowledge of business marketing and public relations from work experience executing public relations plans in Hawaii and conducting media events nationwide.

Peggy Y. Fowler, age 58, HECO director since 2009

HECO Audit Committee Member

Business experience and other public company directorships since 2005

•	Co-Chief Executive Officer, Portland General Electric Company, 2009

•	President and Chief Executive Officer, Portland General Electric Company, 2000-2008

•	Director, Portland General Electric Company, since 1998

•	Director, Umpqua Holdings Corporation, since 2009

Involvement in certain legal proceedings

•

Portland General Electric Company was owned by Enron Corp. from 1997 to 2006. Enron also owned Portland General Holdings, Inc., previously a holding company for the nonregulated business of Portland General Electric that became a subsidiary of Enron, holding Enron’s nonregulated businesses in Portland. Enron Corp. filed for bankruptcy in 2001. Ms. Fowler was President of Portland General Holdings from 1999 to 2003, when it also filed for bankruptcy protection. The case was procedurally consolidated with the Enron bankruptcy, but Enron’s bankruptcy reorganization plan did not expressly pertain to Portland General Holdings. The Portland General Holdings bankruptcy case was dismissed in October 2005, after substantially all of its assets were distributed or placed in segregated accounts.

Skills and qualifications for HECO Board service

•

From-the-ground-up view of the electric utility business from working at Portland General Electric Company (fully integrated electric utility serving over 810,000 customers in Oregon) for 35 years, starting as a chemist in 1974, then holding management positions in almost every major area of the company, including Vice President, Distribution and Power Production (1990-1995), Senior Vice President, Energy Services (1995-1996), Executive Vice President and Chief Operating Officer (1996-1997), until she became President in 1997, then President and Chief Executive Officer in 2000.

•

Breadth of proven management, leadership, analytical and technical skills, including crisis management, executive management, board leadership, risk assessment, strategic planning and public relations skills, demonstrated especially by her leadership of Portland General Electric after the 2001 bankruptcy of its parent company, Enron Corp., through its independence from Enron in 2006 and by her recognition as Oregon’s Most Admired CEO according to a 2005 Portland Business Journal survey and as Portland’s First Citizen in 2007 by the Portland Metropolitan Association of Realtors, an annual award honoring civic achievement and business leadership.

•

Expertise in financial oversight, regulatory compliance and corporate governance matters gained from her experience as President (1997-2000), Chief Executive Officer (2000-2008) and Chairman of the Board (2001-2004) of Portland General Electric Company, her continuing service as a director for Portland General Electric Company since 1998 and her current service as a director of the Portland Branch of the Federal Reserve Bank of San Francisco, a director and member of the Nominating and Corporate Governance Committee for The Regence Group (BlueCross BlueShield health insurance provider in Idaho, Oregon, Utah and Washington), and a director and member of the Budget, Compensation and Financial Services Committees for Umpqua Holdings Corporation (publicly traded bank holding company based in Portland, Oregon).

Timothy E. Johns, age 54, HECO director since 2005

HECO Audit Committee Member

Business experience since 2005

•	President and Chief Executive Officer, Bishop Museum, since 2007

•	Chief Operating Officer, Estate of Samuel Mills Damon, 2000-2007

Skills and qualifications for HECO Board service

•

Executive management, leadership and strategic planning skills developed over a 26-year career as a businessperson and lawyer and currently as President and Chief Executive Officer of the Bishop Museum, the largest museum in the Pacific and one of the largest natural history specimen collections in the world.

•

Business, regulatory, financial stewardship and legal experience from his prior roles as Chief Operating Officer for the Estate of Samuel Mills Damon (private trust with assets valued at over $900 million in 2004) (2000-2007), Chairperson of the Hawaii State Board of Land and Natural Resources (1999-2000), Director of the Hawaii State Department of Land and Natural Resources (1999-2000) and Vice President and General Counsel at Amfac Property Development Corp. (1994-1998).

•

Corporate governance knowledge and familiarity with financial oversight and fiduciary responsibilities from his prior service as a director for The Gas Company LLC (Hawaii gas energy provider) (2003-2005) and his current service as one of five trustees of the Parker Ranch Foundation Trust (charitable trust with assets valued at over

$350 million, including operation of the largest ranch in Hawaii, significant real estate developments in Waimea, Hawaii and securities holdings, all to benefit certain health care, educational and charitable organizations in Waimea), as a director and Audit Committee member for Grove Farm Company, Inc. (privately-held community and real estate development firm operating on the island of Kauai) and on the board of Kualoa Ranch, Inc. (private ranch in Hawaii offering tours and activity packages to the public).

Bert A. Kobayashi, Jr., age 39, director since 2006

Business experience since 2005

•	President and Chief Executive Officer, Kobayashi Group, LLC, since 2001

•	Vice President, Nikken Holdings, LLC, since 2003

Skills and qualifications for HECO Board service

•

From his work as President and Chief Executive Officer of Kobayashi Group, LLC, a Hawaii-based real estate development firm he co-founded with family members in 2001, extensive experience with planning, financing and leading large projects ranging from large office buildings to a luxury residential high-rise in downtown Honolulu, Hawaii to a country club on the island of Maui, and experience with executive management, marketing and government relations.

•

Organizational governance and financial oversight experience from his current service as a director or trustee for two mutual funds (Pacific Capital Funds of Cash Assets and Hawaiian Tax Free Trusts, both from the Aquila Group of Funds), East-West Center Foundation, Nature Conservancy of Hawaii and GIFT Foundation of Hawaii, which he co-founded.

•	Recognized business and community leader in Hawaii, named as “Young Business Leader of the Year” for 2007 by Pacific Business News.

Constance H. Lau, age 57, HECO director since 2006

HECO Chairman of the Board since 2006

Current and prior positions with HECO and its affiliates

•	President and Chief Executive Officer and Director, HEI (parent company of HECO), since 2006

•	Chairman of the Board and Chief Executive Officer, ASB (affiliate of HECO), since 2008

•	Chairman of the Board, President and Chief Executive Officer, ASB (affiliate of HECO), 2006-2008

•	President and Chief Executive Officer and Director, ASB (affiliate of HECO), 2001-2006

•	Senior Executive Vice President and Chief Operating Officer and Director, ASB (affiliate of HECO), 1999-2001

•	Treasurer, HEI (parent company of HECO), 1989-1999

•	Financial Vice President & Treasurer, HEI Power Corp. (affiliate of HECO), 1997-1999

•	Treasurer, HECO and Assistant Treasurer, HEI (affiliate of HECO), 1987-1989

•	Assistant Corporate Counsel, HECO, 1984-1987

Other public company directorships since 2005

•	Director since 2004 and Audit Committee Member, Alexander & Baldwin, Inc.

•	Director, HEI, 2001-2004 and since 2006

Skills and qualifications for HECO Board service

•

Intimate understanding of HECO and its affiliates from serving in various chief executive and chief operating, key finance and treasury and other executive and legal positions at HEI and its major operating subsidiaries, HECO and ASB, over the last 25 years, from which she has developed executive and financial management, risk management, strategic planning, customer and public relations skills.

•

Recognized business leadership, strategic vision and marketing skills, including being named “Business Leader of the Year” by Pacific Business News in 2004 and one of the “25 Most Powerful Women in Banking” nationally by U.S. Banker magazine in 2004, 2005 and 2006.

•

Familiarity with current management and corporate governance practices and contemporary general business and financial trends from her current service as a director and Audit Committee member for Alexander & Baldwin, Inc. (multi-market transportation and real estate company listed on the New York Stock Exchange) and a director of AEGIS Insurance Services, Inc. (private mutual insurance company providing insurance and risk management products to the utility and related energy industry).

•

Experience with financial oversight and expansive knowledge of the Hawaii business community and the local communities that compose the customer bases of HECO and its subsidiaries from her prior experience as President of the Hawaii Bankers Association, a trustee of Kamehameha Schools (Hawaii’s largest private landowner and the operator of schools for kindergarten through 12th grade on the islands of Oahu, Maui and Hawaii), a director of the Hawaii Community Reinvestment Corporation and former Board Chair and Investment Committee Chair for the University of Hawaii Foundation and her current service as an executive committee member of the Hawaii Business Roundtable, a trustee of the Charles Reed Bishop Trust (a private charitable trust with more than $1.8 million in gross revenues in 2007) and a trustee and Chair of the Investment Committee for Punahou School (one of the largest private college preparatory schools in the nation).

A. Maurice Myers, age 69, HECO director 2004-2006 and since 2009

Business experience and other public company directorships since 2005

•	Chief Executive Officer and Director, POS Hawaii LLC, since 2009

•	Chief Executive Officer and Director, Wine Country Kitchens LLC, since 2007

•	Chairman, Chief Executive Officer and President, Waste Management, Inc., 1999-2004

•	Director, HEI, since 1991

Skills and qualifications for HECO Board service

•

20 years of public company executive and board leadership experience as Chairman, Chief Executive Officer and President of Waste Management, Inc. (waste and environmental services provider and a Fortune 200 company) (1999-2004), Chairman, Chief Executive Officer and President of Yellow Corporation (freight transit and distribution services provider, now YRC Worldwide Inc.) (1996-1999), President of America West Airlines (now US Airways Group) (1993-1995) and Chief Executive Officer and President of Aloha Airgroup, Inc. (parent company of the former Aloha Airlines) (1983-1993).

•

Practiced skills in risk assessment, strategic planning, financial oversight, customer and public relations and marketing exercised in leading successful restructuring efforts at Waste Management, Yellow Corporation and America West Airlines, for which he became known as a turnaround expert.

•

Diverse business experience and public and private company board experience, including partnering with two sons-in-law to run two small businesses, Wine Country Kitchens (California-based manufacturer of gourmet food products) and POS Hawaii (leading provider of point-of-sale business systems for restaurants and retailers in Hawaii), and his prior service as a director (2001-2007) and Compensation Committee Chair (2003-2007) for Tesoro Corporation (Fortune 100 refiner and marketer of petroleum products) and as a director for BIS Industries Limited (Australian provider of industrial logistics) and Cheap Tickets (travel services company originally based in Hawaii, now a subsidiary of Orbitz Worldwide, Inc.).

•	Prior financial experience as a financial analyst at Ford Motor Company (1964-1972) and a financial consultant for Merrill Lynch (1972-1975).

David M. Nakada, age 58, HECO director since 2005

Business experience since 2005

•	Executive Director, Boys & Girls Club of Hawaii, since 1979

Skills and qualifications for HECO Board service

•

30 years of executive leadership, strategic planning and financial management experience heading the Boys & Girls Club of Hawaii, a nonprofit dedicated to promoting character and leadership development and other positive behaviors in Hawaii’s youth, and growing it from a $500,000 budget, single-facility operation in 1979 to a $5 million budget operation with clubhouses in 12 locations providing services to 14,000 children in Hawaii.

•

In-depth knowledge of the Hawaii community at all levels through his extensive outreach and education efforts throughout the state, providing helpful insight about the customer bases of HECO and its subsidiaries and the state and local regulatory and socioeconomic climate and trends.

•	Ability to share proven methods for building trust with customers and other stakeholders.

Alan M. Oshima, age 62, director since 2008

Business experience and other public company directorships since 2005

•	Owner and Principal, AMO Consulting LLC, since 2008

•	Director, Hawaiian Telcom Communications, Inc., since 2008

•	Senior Vice President, General Counsel and Secretary, Hawaiian Telcom Communications, Inc., 2005-2008

•	Advisor, The Carlyle Group, 2005 (relating to its purchase of Verizon Hawaii, Inc., which is now Hawaiian Telcom Communications, Inc.)

•	Founding Partner, Oshima, Chun, Fong and Chung LLP, 1985-2005

Involvement in certain legal proceedings

•

Mr. Oshima was Senior Vice President, General Counsel and Secretary of Hawaiian Telcom Communications, Inc. until June 2008, when he transitioned to become Senior Advisor and a Director of Hawaiian Telcom. In December 2008, Hawaiian Telcom and related entities filed a proceeding under Chapter 11 of the federal bankruptcy laws. The proceeding was originally filed in Delaware, then was transferred to the federal bankruptcy court in Hawaii. A Plan of Reorganization was approved by the bankruptcy court in December 2009 and is now before the Hawaii Public Utilities Commission for review and approval. Mr. Oshima was one of two members of the Hawaiian Telcom board of directors appointed to serve on a special independent board committee that oversaw the completion of the Plan of Reorganization.

Skills and qualifications for HECO Board service

•

Regulatory and corporate governance expertise from his prior position as Senior Vice President, General Counsel and Secretary at Hawaiian Telcom, in which he served as head of regulatory affairs, including overseeing all legal and regulatory matters before the Hawaii Public Utilities Commission, which also regulates HECO and its subsidiaries.

•

Prior to joining Hawaiian Telcom, he founded and practiced law for 20 years in the law firm Oshima, Chun, Fong and Chung LLP (now Morihara, Lau & Fong LLP), which specializes in public utility regulation, environmental and natural resource issues, land use procedures, water rights, and real estate acquisition, development and disposition of assets, and was named one of America’s Best Lawyers in public utility law from 1995 to 2005.

Richard M. Rosenblum, age 59, HECO director since 2009

Business experience since 2005

•	President and Chief Executive Officer, HECO, since 2009

•	Senior Vice President of Generation and Chief Nuclear Officer, Southern California Edison Company, 2005-2008

Skills and qualifications for HECO Board service

•

32 years of experience in all phases of electric utility operations at Southern California Edison Company, one of California’s largest electric utilities, including experience with renewable energy, such as initiating one of the nation’s largest solar photovoltaic projects with a goal of installing 250 megawatts of solar generating capacity over five years on commercial rooftops throughout Southern California.

•

Operational leadership, strategic planning, customer relations and financial oversight skills from his career at Southern California Edison Company, including as Senior Vice President of Generation and Chief Nuclear Officer (2005-2008), Senior Vice President of Transmission and Distribution (1998-2005), Vice President of

Customer Service and Distribution (1996-1998) and Vice President of Engineering and Technical Services (1993-1995).

Anne M. Takabuki, age 53, HECO director since 1997

HECO Audit Committee Member

Business experience since 2005

•	President, Wailea Golf LLC, since 2003

Skills and qualifications for HECO Board service

•

Finance, financial oversight, executive management and corporate governance experience from her current role as President of Wailea Golf LLC (owner-operator of golf courses on the island of Maui) for the last 7 years and from her prior positions as President of Kauai Golf LLC and Kauai Land LLC (previously owned and operated golf courses and development properties on the island of Kauai) (2003-2007) and as Director, Vice President and Secretary for Wailea Resort Company, Ltd. (real estate development company) and Wailea Golf Resort, Inc. (1992-2003).

•

Familiarity with the business community, local government leaders and the customer base of HECO’s subsidiary, MECO, on the island of Maui, including from her current positions as a director for Wailea Community Association and Kapiolani Health Foundation and on the University of Hawaii, Maui campus advisory board and from her prior position as Managing Director for the County of Maui (1988-1991).

•	Rich understanding of HECO and electric utility matters acquired through serving on the Board for more than 12 years.

Kelvin H. Taketa, age 55, HECO director since 2004

Business experience and other public company directorships since 2005

•	President and Chief Executive Officer, Hawaii Community Foundation, since 1998

•	Director, HEI, since 1993

Skills and qualifications for HECO Board service

•

Executive management experience with responsibility for overseeing more than $405 million in charitable assets as President and Chief Executive Officer of the Hawaii Community Foundation, a statewide charitable foundation that works with community leaders, government officials, donors and clients to organize grantmaking programs and is among the 30 largest community foundations of over 600 community foundations nationwide.

•

Proficiency in risk assessment, strategic planning and organizational leadership as well as marketing and public relations obtained from his current position at the Hawaii Community Foundation and his prior experience as Vice President and Executive Director of the Asia/Pacific Region for The Nature Conservancy and as Founder, Managing Partner and Director of Sunrise Capital Inc. (private aquaculture development company in Hawaii that has since been sold).

•

Knowledge of corporate and nonprofit governance issues gained from his prior service as a director for Grove Farm Company, Inc. (a privately-held community and economic development firm operating on the island of Kauai), his current service as a director (currently Vice Chair) of the Independent Sector (national leadership forum for the charitable sector) and through publishing articles and lecturing on governance of tax-exempt organizations.

•

Through his leadership of Hawaii Community Foundation, brings a diverse perspective on Hawaii’s business and economic dynamics as it pertains to HECO’s customer base and operations, which are exclusively in the state of Hawaii.

Barry K. Taniguchi, age 62, HECO director since 2001

HECO Audit Committee Chair

Business experience and other public company directorships since 2005

•	President and Chief Executive Officer, KTA Super Stores, since 1989

•	President, K. Taniguchi Ltd., since 1989

•	Director, HEI, since 2004

Skills and qualifications for HECO Board service

•

Current knowledge of and experience with the business community on the island of Hawaii, which is served by HECO’s subsidiary, HELCO, from serving in his current chief executive officer positions for the last 23 years running his family’s businesses which operate on the island of Hawaii, K. Taniguchi Ltd. (real estate lessor) and KTA Super Stores (small grocery and dry goods store started by his grandparents 93 years ago that has grown to a 6-store grocery chain with annual revenues of over $100 million).

•

Established business leader in both the state and island of Hawaii, as demonstrated by his past presidency (1988-1989) and prior service as a director (1986-1999) of the Hawaii Island Chamber of Commerce for more than a decade, his induction into the University of Hawaii, Shidler College of Business Hall of Honor in 2002 and his receipt of the Outstanding Alumnus award from the University of Hawaii Alumni Association in 2004, among other awards and accomplishments.

•

Accounting and auditing knowledge and experience gained from obtaining a public accounting certification (1971), serving as an auditor for Haskins & Sells, a major accounting firm that was a predecessor to Deloitte & Touche LLP (1969-1973), and as controller of a private real estate investment company (1973-1981).

•

Extensive board experience and leadership roles in community and civic organizations, including from his current service on the boards of Hawaii Employers Mutual Insurance Company (a leading provider of workers’ compensation insurance in Hawaii), Better Business Bureau of Hawaii, Chamber of Commerce of Hawaii, Hawaii Food Industry Association, Japanese Chamber of Commerce and Industry of Hawaii (also served as President in 1998), Tax Foundation of Hawaii, Hawaii Community Foundation (also served as Chairman of the Board of Governors in 2009) and as Chair of the Hawaii Island Economic Development Board and the Mauna Kea Management Board (advises the University of Hawaii at Hilo Chancellor and the Office of Mauna Kea Management on issues relating to the Mauna Kea mountain on the island of Hawaii).

Jeffrey N. Watanabe, age 67, HECO director 1999-2006 and since 2008

Business experience and other public company directorships since 2005

•	Managing Partner, Watanabe Ing & Komeiji LLP, 1972-2007 (now retired)

•	Director since 2003 and Compensation and Corporate Governance Committee Member, Alexander & Baldwin, Inc.

•	Director since 1987 and Chairman of the Board since 2006, HEI

Skills and qualifications for HECO Board service

•

Broad business, legal, corporate governance and leadership experience from serving as Managing Partner of the law firm he founded, advising clients on a variety of business and legal matters for 35 years and serving on a dozen public and private company and nonprofit boards and committees, including his current service on the Compensation and Corporate Governance Committees for Alexander & Baldwin, Inc. (multi-market transportation and real estate company listed on the New York Stock Exchange) and as a director or trustee for Cellular Bioengineering, Inc. (Hawaii-based biotechnology firm), First Insurance Company of Hawaii, Ltd. (Hawaii-based property and casualty insurer), Grace Pacific Corporation (materials and services provider for Hawaii’s transportation infrastructure), Punahou School (one of the largest private college preparatory schools in the nation) and Trex Enterprises Corporation (defense research and development firm) and his former service as chairman of the board of directors of The Nature Conservancy of Hawaii for 8 of his 19 years as a director there and where he currently serves as Chair of the Corporate Council for the Environment.

•

Specific experience with strategic planning from providing strategic counsel to local business clients and prospective investors from the continental United States and the Asia Pacific region for 25 years of his law practice, marketing and business development in Hawaii from growing his law firm into one of the state’s largest and public utility regulation from practicing law before the Hawaii Public Utilities Commission, which regulates HEI’s utility subsidiaries.

•	Recognized leader and deal broker in the Hawaii business community, including being named “Business Leader

Finalist” by Pacific Business News in 2006 and one of the ten most powerful people in Hawaii by Hawaii Business magazine in 2003.

Audit Committee of the HECO Board

HECO has a guarantee with respect to 6.50% cumulative quarterly income preferred securities series 2004 (QUIPS) listed on the New York Stock Exchange (NYSE). Because HEI has common stock listed on the NYSE and HECO is a wholly-owned subsidiary of HEI, HEI is subject to the NYSE corporate governance listing standards in Section 303A of the NYSE Listed Company Manual and, by reason of an exemption resulting from HEI’s listing, HECO is not. Accordingly, HECO is exempt from NYSE listing standards 303A.04, 303A.05 and 303A.06, which require listed companies to have nominating/corporate governance, compensation and audit committees.

Although not required by NYSE rules to do so, HECO has established one standing committee, the HECO Audit Committee, and voluntarily endeavors to comply with NYSE and SEC requirements regarding audit committee composition. The current members of the HECO Audit Committee are nonemployee directors Barry K. Taniguchi (chairperson), Thomas B. Fargo, Peggy Y. Fowler, Timothy E. Johns and Anne M. Takabuki. All Committee members are independent and qualified to serve on the Committee pursuant to NYSE and SEC requirements. Admiral Fargo and Mr. Taniguchi are also members of the HEI Audit Committee and Admiral Fargo is a member of the audit committee for Northrop Grumman Corporation. Barry K. Taniguchi, Peggy Y. Fowler, Timothy E. Johns and Anne M. Takabuki have been determined by the HECO Board to be the “audit committee financial experts” on the Committee.

The HECO Audit Committee operates and acts under a written charter approved by the HECO Board and available on HEI’s website at www.hei.com. The HECO Audit Committee is responsible for overseeing (1) HECO’s financial reporting processes and internal controls, (2) the performance of HECO’s internal auditor, (3) risk assessment and risk management policies set by management and (4) the Corporate Code of Conduct compliance program for HECO. In addition, the Committee provides input to the HEI Audit Committee regarding the appointment, compensation and oversight of the independent registered public accounting firm that audits HEI’s consolidated financial statements and maintains procedures for receiving and reviewing confidential reports to the HECO Audit Committee of potential accounting and auditing concerns.

In 2009, the HECO Audit Committee held four meetings. At each meeting, the Committee held executive sessions without management present with the independent registered public accounting firm that audits HEI’s consolidated financial statements and the internal auditor.

Attendance at HECO Board and Committee meetings

In 2009, there were seven regular meetings and one special meeting of the HECO Board. All HECO directors attended at least 75% of the combined total number of meetings of the Board and Board committee on which they served.

Family relationships; executive officer and director arrangements

There are no family relationships between any executive officer, director or director nominee of HECO and any other executive officer, director or director nominee of HECO. There are no arrangements or understandings between any executive officer, director or director nominee of HECO and any other person pursuant to which such executive officer, director or director nominee was selected.

Code of Conduct

The HEI Board has adopted a Corporate Code of Conduct that applies to all of HEI’s subsidiaries, including HECO, and which includes a code of ethics applicable to its principal executive officer, principal financial officer and principal accounting officer. The Corporate Code of Conduct is available on HEI’s website at www.hei.com. HECO elects to disclose the information required by Form 8-K, Item 5.05, “Amendments to the Registrant’s Code of Ethics, or Waiver of a Provision of the Code of Ethics,” through this website and such information will remain available on this website for at least a 12-month period.

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the 1934 Exchange Act requires HECO’s executive officers, controller, directors and persons who own more than ten percent of a registered class of HECO’s equity securities to file reports of ownership and changes in ownership with the SEC. Such reporting persons are also required by SEC regulations to furnish HECO with copies of all Section 16(a) forms they file. Based solely on its review of such forms provided to it during 2009, or written representations from some of those persons that no Forms 5 were required from such persons, HECO believes that its executive officers, controller, directors and persons who own more than ten percent of a registered class of HECO’s equity securities complied with the reporting requirements of Section 16(a) of the 1934 Exchange Act for 2009, except for Mr. Rosenblum, who inadvertently failed to timely file a Form 3 reporting ownership of no shares of HECO Preferred Stock. Such report has since been filed. With respect to prior years, in 2009 HECO determined that initial reports on Form 3 for the reporting persons listed below had inadvertently not been timely filed. Such reports have since been filed. Other than HEI, which reported ownership of 100,000 shares of HECO Preferred Stock, none of such reporting persons (Robert A. Alm, Thomas B. Fargo, Jay M. Ignacio, Timothy E. Johns, Bert A. Kobayashi, Jr., Constance H. Lau, David M. Nakada, Patsy H. Nanbu, Alan M. Oshima, Edward L. Reinhardt, Richard M. Rosenblum, Tayne S. Y. Sekimura, Anne M. Takabuki, Kelvin H. Taketa, Barry K. Taniguchi and Jeffrey N. Watanabe) reported owning any shares of a registered class of HECO’s equity securities.

ITEM 11.	EXECUTIVE COMPENSATION

HEI:

The information required under this item for HEI is incorporated herein by reference to the information relating to executive and director compensation in the HEI 2010 Proxy Statement.

HECO:

As Richard M. Rosenblum was deemed an executive officer of HEI and certain directors of HECO are also directors of HEI, information required under this item for HECO, in addition to that set forth below, is incorporated herein by reference to the information relating to the compensation of Mr. Rosenblum and directors of HECO who also serve on the HEI Board in the HEI 2010 Proxy Statement.

Compensation Committee Interlocks and Insider Participation

HEI:

The information required to be reported under this caption is incorporated herein by reference to the “Other Relationships and Related Person Transactions—Compensation Committee Interlocks and Insider Participation” section in the HEI 2010 Proxy Statement.

HECO:

The HECO Board does not have a compensation committee. Rather, the entire HECO Board serves as the compensation committee and oversees HECO executive compensation matters. As part of its responsibility to oversee compensation programs at HEI and its subsidiaries, the HEI Compensation Committee assists the HECO Board by reviewing and making recommendations regarding HECO executive compensation matters. HECO directors Thomas B. Fargo and A. Maurice Myers, who are also directors of HEI, also serve on the HEI Compensation Committee.

During the last fiscal year, the following HECO officers, who are also directors of HECO, participated in deliberations of the HECO Board regarding HECO executive compensation matters:

•

HECO Chairman of the Board Constance H. Lau, who is also HEI President & Chief Executive Officer and an HEI director and is not compensated by HECO, participated in deliberations of the HEI Compensation Committee in recommending, and of the HECO Board in determining, compensation for HECO’s President & Chief Executive Officer.

•

HECO President and Chief Executive Officer Richard M. Rosenblum, who is also a HECO director, was responsible for evaluating the performance of HECO Vice Presidents based on performance goals and subjective measures, which evaluations were used by the HEI Compensation Committee in recommending, and by the HECO Board in determining, compensation for those officers. Mr. Rosenblum did not participate in the deliberations of the HEI Compensation Committee to recommend or of the HECO Board to determine his own compensation.

•

Additional information is located in the section “Compensation Discussion and Analysis—Compensation Process—What is the role of executive officers in determining HECO named executive officer compensation?” below and is incorporated herein by reference.

HECO Board and HEI Compensation Committee Report

The HECO Board and the HEI Compensation Committee have reviewed and discussed with management the Compensation Discussion and Analysis that follows. Based on such review and discussion, the HEI Compensation Committee recommended, and the HECO Board approved, that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

SUBMITTED BY THE HECO BOARD OF DIRECTORS

Constance H. Lau, Chairman

Thomas B. Fargo

Peggy Y. Fowler

Timothy E. Johns

Bert A. Kobayashi, Jr.

A. Maurice Myers

David M. Nakada

Alan M. Oshima

Richard M. Rosenblum

Anne M. Takabuki

Kelvin H. Taketa

Barry K. Taniguchi

Jeffrey N. Watanabe

AND SUBMITTED BY THE COMPENSATION COMMITTEE OF

THE HEI BOARD OF DIRECTORS

Thomas B. Fargo, Chairperson

Don E. Carroll

Victor H. Li

A. Maurice Myers

Diane J. Plotts

Compensation Discussion and Analysis

Who were the named executive officers for HECO in 2009?

For 2009, the HECO named executive officers were:

1.	Richard M. Rosenblum, HECO President and Chief Executive Officer.

2.	Tayne S. Y. Sekimura, HECO Senior Vice President and Chief Financial Officer, from September 28, 2009 and HECO Senior Vice President, Finance and Administration, from February 1, 2008 to September 27, 2009.

3.	Robert A. Alm, HECO Executive Vice President, from March 2, 2009 and HECO Executive Vice President – Public Affairs from February 1, 2008 to March 1, 2009.

4.	Stephen M. McMenamin, HECO Senior Vice President and Chief Information Officer. Mr. McMenamin joined HECO as an executive on September 28, 2009. Prior to that date, Mr. McMenamin provided services to HECO as an information technology consultant.

5.	Edward L. Reinhardt, MECO President.

Compensation information is also being disclosed for two additional named executive officers, Thomas L. Joaquin, who retired as HECO Senior Vice President-Operations on June 30, 2009, and Amy E. Ejercito, who retired as HECO Vice President-Corporate Excellence on December 31, 2009, but who ceased being an executive officer in August 2009.

Summary of Results

In 2009, HECO and its subsidiaries continued to aggressively pursue initiatives to improve the fundamental operating and financial performance in order to be in a better position to weather the economic downturn and to grow earnings and improve capital efficiency as conditions improve. The utilities made investments in critical reliability projects and sought timely cost recovery and return on those investments. In the face of lower kilowatthour sales and lower and slower rate relief, management took responsible action to contain and defer spending. As a result, the utilities were able to substantially offset the negative impact of lower than expected revenues. Simultaneously, the utilities executed the first steps in carrying out its role in the Hawaii Clean Energy Initiative, a landmark multi-year agreement with the State of Hawaii aimed at achieving among the most aggressive clean energy goals in the nation and a sustainable, clean energy future for the state. As a result of these efforts in 2009, HECO received further interim rate relief in its 2009 test year rate case for a new biodiesel generating station on February 19, 2010, and on the same date, received approval of the joint proposal (with the Consumer Advocate) for a new method of setting electric rates called “decoupling”.

Despite the economic headwinds faced by HECO and virtually all businesses in 2009, HECO was able to preserve earnings, maintain its dividend and, at the same time, continue to move forward on key strategic initiatives positioning it for improved performance and shareholder value creation in the near future while helping to achieve important clean energy goals for the State of Hawaii.

Executive Summary

The following are the major revisions to the executive compensation programs impacting the above named executive officers in 2009:

•	Base salaries for the named executive officers, excluding salary adjustments for executives who assumed additional responsibilities, were frozen in 2009.

•

Annual and long-term incentives for performance periods beginning in 2009 were based on a percentage of an executive’s base salary, rather than the salary midpoint of the executive’s grade, to better reflect appropriate levels of compensation for individual contributors. Each incentive metric has its own threshold.

•

HECO’s President and Chief Executive Officer’s 2009-2011 long-term incentive plan award was denominated 60% in cash and 40% in stock units, with a stock value determined at the beginning of the performance period, so that the awards will have a stronger linkage to improvements in shareholder value. The 2009-2011 long-term incentive plan awards, if awarded, for the other HECO participating executives will be paid in cash. The 2010-2012 long-term incentive plan will be paid 100% in stock, less an amount withheld for taxes, with the number of share units determined at the beginning of the performance period to reward participants for increases in share value and to better align executives with shareholder interests.

•

The HEI Excess Pay Plan and HEI Executives’ Deferred Compensation Plan were each amended to provide that a participant will forfeit all benefits if terminated for cause, defined as a violation of the HEI Corporate Code of Conduct (which governs HEI and its affiliated companies).

•

The Executive Death Benefit Plan of HEI and Participating Subsidiaries was amended effective September 9, 2009 to close participation to otherwise newly eligible employees and to freeze benefits for existing participants as of such date.

•	Effective January 1, 2009, company-paid executive physicals for HECO executives were eliminated in keeping with HECO’s philosophy to reduce nonperformance-based benefits.

•	Effective May 1, 2009, automobile and gas allowances for HECO executives were eliminated and replaced with a one-time increase to the eligible executive’s base salary.

•	Effective August 2009, the electric rate discount benefit was eliminated for HECO employees and retirees.

•	In 2009, the tax gross-up on club membership initiation fees was eliminated.

•	In 2009, restricted stock units were granted to HECO named executive officers. Restricted stock units will allow prorata vesting upon an executive’s retirement, death or disability.

HECO has either eliminated or restricted the use of tax gross-ups to named executive officers. Tax gross-ups of death benefits have been restricted to the executives who participated in the applicable plan prior to September 9, 2009. There are no tax gross-ups in the change-in-control agreement given to Mr. Rosenblum, the only HECO named executive officer who has a change-in-control agreement, and aggregate payments under this agreement would be limited to the maximum amount deductible under Section 280G of the Internal Revenue Code. There are no tax gross-ups allowed on club membership initiation or membership fees. In 2009, Mr. Rosenblum’s relocation and reimbursement for temporary housing expenses were grossed up for taxes up to a certain aggregate limit, a common practice for relocating executives, and a condition of Mr. Rosenblum’s recruitment.

Compensation Process

Can the HECO Board and the HEI Compensation Committee modify or terminate executive compensation programs?

The HECO Board and the HEI Compensation Committee reserve the right to amend, suspend or terminate any incentive program or other executive compensation program, or HECO’s or any individual executive’s participation in such programs. The HECO Board and the HEI Compensation Committee can exercise discretion to reduce or increase (except to the extent an award or payout is restricted under the specific plan to satisfy the requirements for deductibility under Section 162(m) of the Internal Revenue Code) the size of any award or payout to HECO or subsidiary executives. In 2009, no portion of any bonus or long-term incentive compensation paid to any HECO executive was non deductible under Section 162(m).

In making compensation determinations, the HECO Board and the HEI Compensation Committee will consider financial accounting and tax consequences, if appropriate. For instance, the HECO Board and the HEI Compensation Committee may determine that there should not be any incentive payout that would otherwise result solely from a new way of accounting for a financial measure. As another example, the HECO Board and the HEI Compensation Committee will take into account tax deductibility in establishing executive compensation, but reserve the right to award compensation even when not deductible if it is reasonable and appropriate.

How do HECO’s compensation policies and practices relate to HECO’s risk management?

HECO has a robust Enterprise Risk Management function that is principally responsible for identifying and managing risk across the company and subsidiaries, and for reporting high risk areas to the HECO Board and the HECO Audit Committee. HECO’s Enterprise Risk Management function is part of HEI’s overall Enterprise Risk Management function that is principally responsible for identifying and managing risk across all HEI companies and for reporting high risk areas to the HEI Board and designated board committees. As a result, all HEI and HECO directors, including those that comprise the HEI Compensation Committee, are aware of the risks which could have a material adverse effect on HECO. The HECO Board and HEI Compensation Committee have assessed these risks and, with advice of its independent compensation consultant, have established HECO’s compensation policies and practices and the specific executive compensation program described in this Compensation Discussion and Analysis. The HECO Board and the HEI Compensation Committee have concluded that the executive compensation program does not encourage unnecessary or excessive risk-taking.

HECO’s compensation policies and practices are designed to encourage executive management to maximize value for shareholders, while considering its key stakeholders, including customers, employees and regulators, and to discourage decisions that introduce excessive risk to the enterprise. The executive compensation program is structured to pay for performance and align the executive officers’ interests with shareholder interests, as well as encourage executives to focus on profitability, efficient use of capital, earnings growth and stock price appreciation in both the short and long terms. Because the executive officers are in a position to directly influence HECO’s performance, compensation for executive officers involves a significant portion of pay that is “at risk” and tied directly to HECO and HEI performance – namely, the annual incentive bonus plan and the value of long-term equity-based incentives.

In structuring the incentive compensation plans and setting the particular goals, targets and metrics, the HEI Compensation Committee and HECO Board incorporate the following elements and practices to ensure consistent leadership and appropriate and prudent decision-making among the named executive officers in a manner that requires cooperation and execution without taking unnecessary or excessive risks:

•	Financial performance objectives of the annual cash incentive program linked to approved budget guidelines and nonfinancial measures aligned with the interests of all of HECO’s stakeholders.

•	Alignment of financial and nonfinancial performance in the annual cash incentive programs for named executive officers, other officers and non-executive employees.

•

Claw-back capability through an executive compensation recovery policy for the recoupment of incentive awards paid to executives who are found to be personally responsible for fraud, gross negligence or intentional misconduct that causes a restatement of HECO’s financial statements.

•

Greater financial opportunity in long-term incentive programs best realized through long-term total shareholder return, earnings growth, profitability and efficient use of capital, which mitigates excessive short-term risk-taking.

•

Share ownership guidelines requiring the named executive officers to hold certain amounts of HEI stock, ensuring that each executive has a significant amount of personal wealth tied to long-term performance of HEI.

•	Prorata payouts under the performance-based plans (above minimum thresholds), rather than an “all-or-nothing” approach.

•	Use of annual grants of long-term incentives vesting over a period of years to encourage executives to focus on sustaining HEI’s long-term performance.

•

Use of a variety of performance metrics, both financial and nonfinancial (e.g., net income, return on average common equity, total shareholder return, safety and customer satisfaction, among others) that correlate to long-term creation of shareholder value and are affected by management decisions.

•

A variable and nonformulaic goal-setting process, where prior performance, market conditions and industry performance are considered relative to future expected performance to assess the reasonableness of the goals.

•	Discretion retention by the HECO Board in establishment of performance goals and metrics, determination of achievement levels for these goals, and administration of all awards.

•

Continuous monitoring by the HECO Board and the HEI Compensation Committee through assessment of HECO’s progress toward its goals in juxtaposition to risks faced by the enterprise, through management presentations at quarterly meetings and monthly written reports.

Compensation Program

What are the objectives of HECO’s executive compensation programs?

The following are the primary objectives of HECO’s executive compensation programs:

•

Encourage and reward performance relative to business plans and strategies that maximize the value HECO delivers to HEI’s shareholders and other key stakeholders, such as customers, employees, policy makers, and regulators.

•	Provide compensation and benefits that are designed to be competitive with peer companies and relevant functional positions to attract, retain and motivate talented executives

•	Emphasize performance-based rewards driven by results within the scope of the executive’s responsibility or the responsibilities of the executive team as a group.

•	Provide reward strategies to align with specific business needs and talent markets.

•	Maintain a culture of integrity, where there is no undue pressure to meet or exceed targets for personal gain, nor encouragement of employees to take undue or inappropriate risks.

What is each element of executive compensation?

To meet the compensation objectives described above, the compensation for named executive officers includes the following elements:

•	Base salary.

•	Annual performance-based cash incentive compensation.

•	Long-term performance-based equity and non-equity incentive compensation and service-based restricted stock units.

•	Health and welfare benefits and retirement benefits.

Why does HECO choose to pay each element?

•

HECO chooses to pay its executives a base salary because it should pay value for value received, and salary for services rendered during the year recognizes the individual’s position, responsibilities, experience, performance and contributions.

•

HECO provides its executives the opportunity to earn annual cash incentives based on the achievement of goals (1) to build fundamental earnings in a controlled risk manner to support the continued payment of the HEI dividend, (2) to focus on nonfinancial measures important to HECO’s stakeholders and (3) to motivate executives and encourage the executives’ commitment to HECO’s success. Shareholders and other stakeholders benefit from the achievement of these goals.

•

HECO provides longer-term incentives to support initiatives to provide long-term growth in shareholder value, to increase HECO’s financial and strategic flexibility, and to build its fundamental value. HEI’s long-term incentive plan rewards executives based on HECO and HEI’s successful financial performance over rolling three-year performance periods. The three-year performance period provides balance with the shorter-term focus of the annual incentive compensation plan. In 2009, HECO paid its executives in a mix of earned long-term incentives paid partially in HEI stock and service-based restricted stock units in order to encourage stock ownership and alignment of the interests of executives and shareholders. The 2010-2012 long-term incentive plan awards to all HECO executives will be paid entirely in stock, less an amount withheld for taxes, determined in share units set at the beginning of the performance period, to encourage even greater alignment of executives with shareholder interests. The long-term incentive plan also has a retention impact on the executives.

•	HECO provides its executives health and welfare benefits and retirement benefits to encourage executive health and retention, as well as enabling HECO to be competitive with its peers.

How does HECO determine the amount for each element?

HECO is Hawaii’s primary regulated electric public utility and supplies power to 95% of Hawaii’s population through its electric utilities, HECO, HELCO and MECO.

Peer companies are comprised of companies which, in the aggregate, are similar in business focus, financial scope and valuation, provide similar products and services, and are sources for talented employees. The resulting peer companies are used as a reference in determining appropriate pay levels and mix of pay components.

The HEI Compensation Committee’s independent compensation consultant until December 2009 was Towers Perrin (now known as Towers Watson). In early 2009, Towers Perrin conducted a review of HECO’s executive compensation. The peer group was selected by considering utility industry companies with $1.0 billion to $4.2 billion in revenues, 1,070 to 4,300 employees, and return on average common equity (ROACE) greater than 5%.

The following are the HECO peer group companies in 2009:

Allegheny Energy Inc.	Portland General Electric Co.
Alliant Energy Corp.	PPL Corp.
Ameren Corp.	Puget Energy Inc.
Aquila Inc.	Questar Corp.
Avista Corp.	San Diego Gas & Electric Company
Entergy Corp.	Sierra Pacific Resources
Great Plains Energy, Inc.	TECO Energy Inc.
Mirant Corp.	UIL Holdings Corp.
Northeast Utilities	UniSource Energy Corp.
NSTAR	Vectren Corp.
OGE Energy Corp.	Westar Energy, Inc.
Pinnacle West Capital Corp.	Wisconsin Energy Corp.
PNM Resources, Inc.

Following a Request for Proposal process in the 4th quarter of 2009 to evaluate compensation consultants for future work on executive compensation, the Compensation Committee selected and retained Frederic W. Cook & Co., Inc. (Frederic W. Cook) as its independent compensation consultant.

In February 2010, Frederic W. Cook conducted a review of the HECO executive compensation. To screen peer companies for HECO, compensation data from a peer group of 15 similarly-sized public utility companies and survey data from Towers Perrin that covered both energy services and general industry companies were reviewed. The resulting primary comparator group includes 15 publicly-traded utilities with annual revenue between $1.5 and $6 billion, approximately half to three-times that of the holding company. The results of the review reflected that Mr. Rosenblum’s and Mr. Alm’s total direct compensation levels (i.e., annual cash compensation plus long-term incentive awards) are at the median level of the peer group of public utility companies. The compensation levels of the other named executive officers are at or below the 25 th percentile. There was insufficient data to review Mr. McMenamin’s total direct compensation because he recently joined HECO in September 2009.

The following are the HECO peer group companies in 2010:

Allegheny Energy	Pinnacle West
Alliant Energy	PNM Resources
Great Plains Energy	Portland General Electric
Mirant	Questar
Northeast Utilities	TECO Energy
NSTAR	Vectren
NV Energy	Wisconsin Energy
OGE Energy

How does each element fit into HECO’s overall compensation objectives?

The HECO Board and HEI Compensation Committee review each compensation element to determine whether it fits into HECO’s overall compensation objectives. Management prepares and the compensation consultant reviews tally sheets on each executive officer to determine how each executive’s elements of pay, such as base salary, annual incentives, benefits and long-term incentives, compared to peers and comparable functional equivalents. The HEI Compensation Committee and HECO Board use this information to consider whether any element should be reduced or increased or whether the mix of elements should be changed.

The HECO Board and HEI Compensation Committee also reviewed internal equity amongst the top executives when developing pay recommendations. The HECO Board and HEI Compensation Committee believe that the comparative compensation among the HECO named executive officers is fair, considering job scope, experience, value to the organization, and duties relative to the other HECO named executive officers.

Compensation Elements

What are the base salaries of the HECO named executive officers?

The base salaries for the HECO named executive officers are set forth under the “Salary” column in the 2009 Summary Compensation Table below.

In February 2009, the HECO named executive officers waived the merit increases which were in the budget approved by the HEI Compensation Committee and HECO Board due to the economic downturn, except in the case of salary adjustments for named executive officers who assumed additional responsibilities or to make up for the elimination of the company-paid car and gas allowances.

The HECO Board and HEI Compensation Committee approved a salary increase of 15%, or $44,600, for Mr. Alm, who assumed increased operational responsibilities, effective March 2, 2009. As Executive Vice President, he is overseeing the implementation of the Hawaii Clean Energy Initiative, an agreement executed between the State of Hawaii and the utilities in October 2008 to proactively reduce the State of Hawaii’s dependence on imported fossil fuel by moving towards a future of increasing renewable energy. Frederic W. Cook has determined that the HECO named executive officer salaries are near the median level of the utility peer group.

What was HECO’s 2009 annual incentive plan and were there any payouts to HECO named executive officers under this plan?

HECO’s annual incentive plan is known as the Executive Incentive Compensation Plan (EICP). In 2009, the HECO Board and HEI Compensation Committee established the EICP goals, which focused on four key constituencies of the utility: (1) shareholders, (2) employees, (3) customers and (4) regulators. Mr. Rosenblum had additional financial metrics that were aligned with the goals of HEI. The following table lists the performance metrics, weightings, minimum thresholds, and target and maximum goals for the 2009 EICP:

Name	Weight	Performance Metric	Minimum Threshold	Target Goal	Maximum Goal
Richard M. Rosenblum	30%	HEI Consolidated Net Income	$101.5 million	$112.8 million	$124.1 million
	20%	HEI Return on Average Common Equity	7.1%	7.9%	8.7%
	20%	Utility Consolidated Net Income	$76.1 million	$84.5 million	$93.0 million
	10%	Utility Consolidated Safety (Total Cases Incident Rate)	4.65	4.25	3.88
	10%	HECO Customer Satisfaction	76.6	78.2	82.0
	10%	Hawaii Clean Energy Initiative (HCEI)	Meet minimum project milestones	Meet target project milestones	Meet maximum project milestones
Tayne S. Y. Sekimura	40%	Utility Consolidated Net Income	$76.1 million	$84.5 million	$93.0 million
Robert A. Alm Amy E. Ejercito	20%	Utility Consolidated Safety (Total Cases Incident Rate)	4.65	4.25	3.88
	20%	HECO Customer Satisfaction	76.6	78.2	82.0
	20%	Hawaii Clean Energy Initiative (HCEI)	Meet minimum project milestones	Meet target project milestones	Meet maximum project milestones
Edward L. Reinhardt	40%	Utility Consolidated Net Income	$76.1 million	$84.5 million	$93.0 million
	20%	Utility Consolidated Safety (Total Cases Incident Rate)	4.65	4.25	3.88
	20%	MECO Customer Satisfaction	70.7	72.5	76.9
	20%	Hawaii Clean Energy Initiative (HCEI)	Meet minimum project milestones	Meet target project milestones	Meet maximum project milestones

The following were the award ranges, shown as a percentage of base salary that the HECO Board and HEI Compensation Committee approved for the 2009 EICP:

Name	Minimum	Target	Maximum
Richard M. Rosenblum	30%	60%	120%
Tayne S. Y. Sekimura	15%	30%	60%
Robert A. Alm	20%	40%	80%
Edward L. Reinhardt	15%	30%	60%
Amy E. Ejercito	10%	20%	30%

Mr. McMenamin did not participate in the 2009 annual incentive plan because he joined HECO as an executive officer late in the performance period, on September 28, 2009.

In 2009, HECO met the following annual incentive goals:

•

Utility consolidated net income at $79.4 million, which was between the minimum goal of $76.1 million and target goal of $84.5 million. Utility consolidated net income is the basic financial measurement of earnings for the year and contributes directly to HEI’s net income, its earnings per share and support of its dividend to shareholders. Net income is a generally accepted accounting principle (GAAP) measure.

•

Consolidated Safety focuses on employee safety as measured by the Total Cases Incident Rate (TCIR). TCIR is a standard measure of safety performance, which is determined by the total number of Occupational Safety and Health Administration recordable cases x 200,000 productive hours divided by the total number of productive hours for the year. The lower the TCIR, the better. The goal was selected because of the importance of safety to every employee. The consolidated TCIR was 3.95, which was between the target goal of 4.25 and the maximum goal of 3.88.

•

Hawaii Clean Energy Initiatives Big Wind/Renewables Integration. The Big Wind goal focuses the utility on meeting key milestones for development and integration of a major renewable energy resource. The potential renewable energy contributions from this project, combined with the contributions from ongoing projects to obtain renewable energy from sources including photovoltaics, biomass, geothermal, ocean energy and others, will help the utility meet its commitments under the Hawaii Renewable Portfolio Standards law and the Hawaii Clean Energy Initiative. In 2009, HECO met its Big Wind/Renewables Integration project milestone at the target level.

For Mr. Rosenblum, HEI’s goals of net income and return on average common equity were determined on a consolidated basis, thus impacted by the results from the bank and utility operating subsidiaries. The HEI Compensation Committee determined to exclude, for purposes of 2009 compensation measures, the impact of the losses resulting from American Savings Bank’s sale of private-issue mortgage-related securities in November 2009 in addition to the allowed exclusions (one-time charges such as severance and lease buyouts and impact of other-than-temporary impairment charges). As a result, HEI met its two goals of HEI net income and HEI return on average common equity, each at between target and maximum levels. Discussion of these goals is incorporated by reference in the HEI 2010 Proxy Statement. Half of Mr. Rosenblum’s goals were based on the level of achievement of HEI goals in addition to utility goals, because he is an HEI named executive officer and in recognition of the utility’s influence on the achievement of HEI’s goals. The other HECO named executive officers focused solely on utility goals.

Because of the achievement of these goals, in February 2010, the HECO Board and HEI Compensation Committee approved the following annual EICP awards for HECO named executive officers:

Name	Payout
Richard M. Rosenblum	$322,289
Tayne S. Y. Sekimura	$55,121
Robert A. Alm	$97,144
Edward L. Reinhardt	$69,461
Amy E. Ejercito	$19,985

What was HECO’s 2007-2009 long-term incentive plan and were there any payouts to HECO named executive officers under the Plan?

HECO’s three-year performance incentive plan is known as the Long Term Incentive Plan (LTIP) and provides awards measured over rolling three-year performance periods. In 2007, the HECO Board and HEI Compensation Committee approved the following award ranges, shown as a percentage of the salary midpoint (the middle salary level in a salary range for a particular job grade or position), for the HECO named executive officers who were participants in the plan:

Name	Minimum	Target	Maximum
Tayne S. Y. Sekimura	25.0%	37.5%	75.0%
Robert A. Alm	25.0%	37.5%	75.0%
Edward L. Reinhardt	25.0%	50.0%	100.0%
Thomas L. Joaquin (1)	25.0%	37.5%	75.0%

(1)	Because Mr. Joaquin retired effective June 30, 2009, his 2007-2009 LTIP award was prorated based on the 30 months he served in the three-year performance period.

Messrs. Rosenblum and McMenamin did not participate in the 2007-2009 LTIP because they became employed at HECO after the start of this performance period.

The following table lists the performance metrics, weightings, minimum thresholds, and target and maximum goals, for the 2007-2009 LTIP. The listed executives all shared in the same goals.

Name	Weight	Performance Metric	Minimum Threshold	Target Goal	Maximum Goal
Tayne S. Y. Sekimura Robert A. Alm	50%	Utility Consolidated Modified Free Cash Flow	$28.852 million	$32.058 million	$35.263 million
Edward L. Reinhardt Thomas L. Joaquin	30%	Utility Consolidated Return on Average Common Equity	80% of consolidated allowed return on equity	90% of consolidated allowed return on equity	100% of consolidated allowed return on equity
	20%	HEI Total Return to Shareholders	30th percentile of the Edison Electric Institute Index (1)	50th percentile of the Edison Electric Institute Index (1)	70th percentile of the Edison Electric Institute Index (1)

(1)	The Edison Electric Institute (EEI) is an association of U.S. investor-owned electric companies that are representative of companies that are comparable investment alternatives to HEI. The Institute’s members serve 95% of the ultimate customers in the investor-owned segment of the industry and represent approximately 70% of the U.S. electric power industry. The three-year EEI Index measures performance data for U.S. investor-owned electric utilities. The performance of the companies in the Index is calculated on a noncapitalized weighted basis so as not to give a disproportionate emphasis to the larger companies. Companies are added to or deleted from the three-year index through acquisitions or merger or other changes in ownership. The EEI uses a company in the Index when it has three years of consistent comparable data comparison to this peer group. HEI uses its ranking in the EEI Index to determine how well it performed in the three-year performance period based on total return to shareholders. In 2009, the following companies were in the three-year EEI Index:

Allegheny Energy Inc.	El Paso Electric Company	Pepco Holdings Inc.
ALLETE	The Empire District Electric Company	PG&E Corporation
Alliant Energy Corporation	Entergy Corporation	Pinnacle West Capital Corporation
Ameren Corporation	Exelon Corporation	PNM Resources, Inc.
American Electric Power Inc.	First Energy Corporation	Portland General Electric
Avista Corporation	FPL Group Inc.	PPL Corporation
Black Hills Corporation	Great Plains Energy Inc.	Progress Energy, Inc.
Centerpoint Energy, Inc.	Hawaiian Electric Industries Inc.	Public Service Enterprise Group, Inc.
Central Vermont Public Service Corporation	IDACORP, Inc.	Scana Corp.
CH Energy Group Inc.	Integrys Energy Group	Sempra Energy
CLECO Corporation	Maine and Maritimes Corporation	Southern Company
CMS Energy Corporation	MDU Resources Group Inc	TECO Energy, Inc.
Consolidated Edison Inc.	MGE Energy Inc.	UIL Holdings Corporation
Constellation Energy Group, Inc.	NiSource Inc.	UniSource Energy Corporation
Dominion	Northeast Utilities	Unitil Corporation
DPL, Inc.	NorthWestern Energy	Vectren Corporation
DTE Energy Company	NSTAR	Westar Energy, Inc.
Duke Energy Corporation	NV Energy	Wisconsin Energy Corporation
Edison International	OGE Energy Corporation	Xcel Energy Inc
Otter Tail Corporation

The utility met its goal for HEI Total Return to Shareholders (TRS) in the 2007-2009 LTIP performance period. A better total return to shareholders benefits shareholders, employees and customers by increasing the overall financial strength of HEI enterprises. Because of the achievement of the TRS goal, in February 2010 the HEI Compensation Committee and HECO Board approved the following long-term incentive award under the 2007-2009 LTIP for the HECO executives who were in the plan, payable 60% in cash and 40% in HEI Common Stock based on the stock value at the time of the approval of the award:

Name	Payout
Tayne S. Y. Sekimura	$13,832
Robert A. Alm	15,621
Edward L. Reinhardt	14,250
Thomas L. Joaquin	12,000

What is HECO’s 2008-2010 long-term incentive plan?

HECO’s 2008-2010 long-term incentive plan was explained at page 59 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which explanation is incorporated by reference.

What is HECO’s 2009-2011 long-term incentive plan?

In February 2009, the HEI Compensation Committee and HECO Board modified the design of the LTIP for the 2009-2011 performance period based on utility strategy and recommendations of Towers Watson after its executive compensation review and approved the following long-term incentive goals for the 2009-2011 LTIP performance period for each of the participating HECO named executive officers:

Name	Weight	Performance Metric	Minimum Threshold	Target Goal	Maximum Goal
Richard M. Rosenblum	60%	HEI Total Return to Shareholders	30th percentile of the Edison Electric Institute Index	50th percentile of the Edison Electric Institute Index	70th percentile of the Edison Electric Institute Index
	20%	HEI Return on Average Common Equity	9.1%	10.1%	11.1%
	20%	Utility Consolidated Return on Average Common Equity	90% of consolidated allowed return on equity	95% of consolidated allowed return on equity	100% of consolidated allowed return on equity
Tayne S. Y. Sekimura Robert A. Alm Edward L. Reinhardt	60%	HEI Total Return to Shareholders	30th percentile of the Edison Electric Institute Index	50th percentile of the Edison Electric Institute Index	70th percentile of the Edison Electric Institute Index
	40%	Utility Consolidated Return on Average Common Equity	90% of consolidated allowed return on equity	95% of consolidated allowed return on equity	100% of consolidated allowed return on equity

The HECO Board and HEI Compensation Committee chose the above goals to encourage long-term achievement of HECO earnings and enhancement of shareholder value. Shareholders, customers and employees all benefit when these goals are met. TRS is a performance measure to show the return of a stock to an investor. HEI’s total return is compared to that of the EEI Index of investor-owned electric companies. It is a primary measure that reflects value created for shareholders. HEI Return on Average Common Equity is the ratio of average net income over the three-year performance period divided by average common equity as measured from the beginning of the performance period to the end of the period. The utility return on average common equity as a percentage of allowed return is measured as the average consolidated return on average common equity for the three-year period compared to the average consolidated allowed return on common equity as determined by the PUC for the three-year performance period. The utility return on average common equity is a useful measurement for comparing the utility’s earnings to the earnings regulators have determined are reasonable in the most recent ratemaking proceeding of each respective utility. It encourages executives to seek to have each utility earn its allowed regulated return, which is important to shareholders and to regulators who share an interest in assuring that the utility can attract capital at a reasonable cost to keep the cost of capital reasonable for utility customers.

From a historical perspective, payouts are not easy to achieve, nor are they guaranteed, under the HECO LTIP. In the 2009-2011 LTIP horizon, the utility faces tough external challenges in the performance period. Extraordinary leadership on the part of the named executive officers will be needed to achieve the long-term strategic objectives required for incentive payouts. The utility is focused on implementing the Hawaii Clean Energy Initiative. This requires HECO to increase its portfolio of renewable resources, which requires major capital investments over the next several years, and which in turn requires timely filing and regulatory approval in utility rate cases and other important dockets. The HECO Board and HEI Compensation Committee believe that the LTIP targets are challenging and that if HECO is successful in achieving these goals, shareholder value is expected to increase.

The following are the award levels approved by the HECO Board and HEI Compensation Committee for the LTIP incentives, shown as a percentage of base salary:

Name	Minimum	Target	Maximum
Richard M. Rosenblum	45%	90%	180%
Tayne S. Y. Sekimura	20%	40%	80%
Robert A. Alm	20%	40%	80%
Edward L. Reinhardt	20%	40%	80%
Amy E. Ejercito (1)	10%	20%	40%

(1)	Because Ms. Ejercito retired effective December 31, 2009, if an award is earned and approved, it will be prorated based on the 12 months she served in the three-year performance period.

If performance goals are met, Mr. Rosenblum’s award will be paid 40% in stock (determined in number of shares set at the beginning of the performance period) and 60% in cash to recognize his greater role in influencing stock performance, while the other executives will be paid entirely in cash. The 2010-2012 LTIP to all HECO executives will be paid entirely in stock, less an amount withheld for taxes, determined in share units set at the beginning of the performance period, to encourage even greater alignment of executives with shareholder interests.

How does HECO award stock to HECO named executive officers?

HECO provides HEI stock awards to executives to strengthen the linkage of executive compensation with improvement in shareholder value. The 2007-2009 LTIP awards described above are performance-based and paid partially in stock. The 2008-2010 long-term incentive awards will be paid 40% in stock. As noted above, any award to Mr. Rosenblum under the 2009-2011 LTIP will be paid 40% in stock (determined in number of shares set at the beginning of the performance period) and the 2010-2012 LTIP will be paid 100% in stock less an amount withheld for taxes. Future stock awards granted to the executives increase the total long-term compensation opportunities of the executives by being determined up front in number of shares rather than dollar values. The HECO Board and HEI Compensation Committee determine the number of shares awarded in time-vesting stock grants, versus shares that are performance-based, in consultation with its compensation consultant and considering peer practices.

Board compensation consultant Frederic W. Cook found that the carried interest share ownership for the HECO named executive officers is generally competitive with peers. The unvested value from the long-term incentive plan and restricted stock units is about twice the annual grant values, which the HEI Compensation Committee and HECO Board generally viewed as sufficient for retention purposes. The cliff vesting on the restricted stock unit awards ensures unvested value extends out four years with no prorata vesting before the vesting period ends except when the participant’s termination is due to retirement, death or disability.

In 2009, restricted stock units (RSUs) were granted to the HECO named executive officers. With RSUs, no stock is issued or outstanding until the actual release of the shares at vesting. Dividend equivalents will be calculated quarterly during the vesting period and payable upon vesting four years from the date of RSU grant. RSUs will allow prorata vesting upon an executive’s retirement, death or disability

The 2009 grant of RSUs specific to the named executive officers are summarized in the 2009 Grants of Plan-Based Awards and related notes below.

What retirement benefits do HECO named executive officers have?

HECO provides retirement benefits to all eligible employees, including the HECO named executive officers, through the tax-qualified HEI Retirement Plan as a means of providing financial security in recognition of their years of service. Additional retirement benefits are also provided to certain HECO named executive officers through the nonqualified HEI Excess Pay Plan, which provides the portion of benefits that cannot be paid from the qualified plans due to Internal Revenue Code limits. Retirement benefits under these plans specific to the HECO named executive officers are discussed in further detail in the Pension Benefits table and related notes below.

Can HECO named executive officers participate in nonqualified deferred compensation plans?

HECO provides named executive officers with the opportunity to participate in the HEI Executives’ Deferred Compensation Plan, a nonqualified deferred compensation plan that allows executives to defer payment of annual and long-term incentive awards and the resulting tax liability. In 2009, no HECO named executive officer participated in this plan.

Do HECO named executive officers have executive death benefits?

The Executive Death Benefit Plan of HEI and Participating Subsidiaries provides death benefits to an executive’s beneficiaries in the event of an executive’s death while employed or after retirement. This plan was frozen effective September 9, 2009. The HEI Compensation Committee and HECO Board closed participation in the plan to any individual who was not already a participant by September 9, 2009 and froze the benefits of participants who were employees as of such date (i.e., foreclosed any increase in death benefits due to salary increases after September 9, 2009). The death benefits under this frozen plan are grossed up in recognition that life insurance is normally tax exempt. However, freezing the plan reduces the amount of gross up benefits that will be required in the future. Death benefits are discussed in further detail in the Pension Benefits table and related notes below.

Do HECO named executive officers have change-in-control agreements?

Mr. Rosenblum is the only HECO named executive officer who is a party to a change-in-control agreement.

Change-in-control agreements can be an appropriate tool to recruit executives as an expected part of the compensation package, to encourage the continued attention of key executives to the performance of their assigned duties without distraction in the event of a potential change in control, and to assist in retaining key executives. Change-in-control agreements can also protect against executive flight during a transaction when key executives might, in the absence of the agreement, accept employment with competitors.

Mr. Rosenblum was granted a double trigger change-in-control agreement, which means that he receives a severance payment only if there is both a change in control and he were to lose his job as a result. A change in control means essentially a change in ownership of HEI or substantial change in the voting power of HEI’s securities or a change in the majority of the composition of the HEI Board following a consummation of a merger, tender offer or similar transaction. Mr. Rosenblum’s agreement also defines a change in control as essentially a change in ownership of HECO. Mr. Rosenblum would receive a cash lump sum severance multiplier of two times the sum of Mr. Rosenblum’s base salary and annual bonus (determined to be the greater of the current target bonus or the largest actual bonus during the preceding three years). The severance benefits are subject to a release of claims by Mr. Rosenblum. The agreement remains in effect for two years following a change in control.

Change-in-control benefits specific to Mr. Rosenblum are discussed in further detail in the Potential Payments upon Termination or Change in Control section and related notes below.

What other benefits do HECO named executive officers have?

HECO provides certain limited other compensation to the named executive officers because they are commonly provided to business executives in Hawaii, such as club memberships primarily for the purpose of business entertainment, or as necessary to recruit executives, such as relocation expenses or extra weeks of vacation, or because of legacy programs that have since been discontinued, such as the electricity discount.

In 2009, Mr. Rosenblum had a club membership for the primary purpose of business entertainment expected of executives in his position. His initiation fee was not grossed up for taxes pursuant to a change in policy. Mr. Rosenblum also received a residential electricity discount, which was available to all qualifying HECO employees and retirees until this benefit was eliminated in August 2009.

HECO has eliminated all tax gross-up practices where possible, particularly with respect to non business-related perquisites. HECO may, from time to time, reimburse for business-related expenses and only where reasonable. For example, in the recruitment of Mr. Rosenblum who joined HECO in 2009, other compensation was negotiated. He was reimbursed for relocation and temporary housing expenses pursuant to his move from the U.S. mainland to Hawaii. These expenses, which were deemed reasonable by HECO, were grossed up for taxes to a certain dollar limit, a common practice for executives relocating to Hawaii, and a condition of his recruitment. Mr. Rosenblum received a signing bonus upon his hire by HECO, subject to monthly prorata reimbursement in the event of a voluntary termination or termination for cause prior to the completion of 36 months of service. As part of his employment offer, Mr. Rosenblum also was extended a special self-liquidating severance agreement so in the event his employment is terminated on or before the third anniversary of the date of his hire, he will be paid a declining portion of his annual base salary and any target annual bonus amount, depending on his length of service. Such a severance agreement is not uncommon when hiring experienced executives, especially from the mainland, who may have difficulty in finding other employment if their job is terminated within months of their hire and relocation. In order to recruit Mr. Rosenblum, an experienced utility executive, HECO agreed to give Mr. Rosenblum credit of two years age and service for purposes of calculating his retirement benefits under the HEI Excess Pay Plan, which was estimated to increase the annual cost of the HEI Excess Pay Plan by approximately $38,000. Mr. Rosenblum also received 10 days of sick leave and four weeks of vacation as part of his offer, which is more than what new employees would usually receive.

Mr. McMenamin, who joined HECO in September 2009, was eligible for reimbursement for temporary housing and monthly round-trip airfare to California for 36 months. Mr. McMenamin is eligible for three weeks of vacation.

Two executives retired in 2009 due to an internal management reorganization: Mr. Joaquin and Ms. Ejercito. In recognition of his years of service and in exchange for a release of claims, Mr. Joaquin was extended a one-year consulting agreement upon his retirement from HECO on June 30, 2009. This agreement included payment for severance benefits calculated as described in the Severance Pay Plan for Merit Employees of Hawaiian Electric Industries, Inc. and Affiliates. Under Mr. Joaquin’s agreement, a retainer and consulting fee equal to the sum of his annual base salary in effect on June 30, 2009 (his last day of employment with HECO) and his targeted annual bonus calculated as 30% of his salary midpoint in effect on June 30, 2009, will be paid in two installments. The first installment (50% of the aggregate fee) was paid on July 1, 2009; the second and final installment (50% of the aggregate fee) will be paid on July 1, 2010. Mr. Joaquin will provide up to 500 hours of consultation to HECO until June 30, 2010, and HECO will also reimburse Mr. Joaquin for travel and business expenses associated with rendering consulting services to HECO; the cost of medical, dental, vision and Medicare B insurance premium payments for himself and for his spouse for a period not to exceed 18 months beginning July 1, 2009; title to the HECO automobile he used while an employee; and the prorated cash value of his restricted stock grants, which were forfeited upon his retirement based on the terms of the restricted stock agreements.

In exchange for a release of claims, Ms. Ejercito, who retired from HECO on December 31, 2009, was extended a separation agreement that included payments for severance benefits calculated as described in the Severance Pay Plan for Merit Employees of Hawaiian Electric Industries, Inc. and Affiliates, an additional lump sum payment of $175,000, and services of an employment consultant, which she did not use in 2009. Effective February 2010, Ms. Ejercito will also have a consulting services agreement with HECO to compensate her for time, expenses and materials spent assisting HECO on various projects.

For further description of the amounts described above see footnote 6 to the Summary Compensation Table.

Summary Compensation Table

The following summary compensation table shows the base salary, annual incentive bonus, grant date fair value of stock and option awards, non-equity incentive compensation, change in pension value and nonqualified deferred compensation earnings, and all other compensation and benefits earned by the HECO named executive officers during 2007, 2008 and 2009. All compensation amounts presented for Mr. Rosenblum are the same amounts that will be presented for him in the HEI 2010 Proxy Statement.

SUMMARY COMPENSATION TABLE

Name and 2009 Principal Positions	Year	Salary ($)	Bonus ($) (1)	Grant-Date Fair Value of Stock Awards ($) (2)	Grant- Date Fair Value of Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($) (6)	Total ($)
Richard M. Rosenblum * President and Chief Executive Officer	2009	580,000	250,000	348,916	—	322,289	435,513	149,881	2,086,599

Tayne S. Y. Sekimura Senior Vice President and Chief Financial Officer	2009	262,667	—	25,478	—	68,953	118,328	—	475,426
	2008	248,667	35,000	24,705	—	64,809	35,289	13,129	421,599
	2007	232,377	—	13,010	—	—	113,353	12,697	371,437

Robert A. Alm Executive Vice President	2009	340,833	—	33,970	—	112,765	184,754	—	672,322
	2008	294,133	100,000	24,705	—	79,005	80,100	16,353	594,296
	2007	284,900	—	26,020	—	84,038	119,462	15,899	530,319

Stephen M. McMenamin ** Senior Vice President and Chief Information Officer	2009	62,500	—	—	—	—	34,103	267,852	364,455

Edward L. Reinhardt President, MECO	2009	216,267	—	25,478	—	83,711	169,721	—	495,177

Amy E. Ejercito *** VP Corporate-Excellence Retired (3)	2009	163,900	—	—	—	19,985	88,708	270,757	543,350

Thomas L. Joaquin **** Senior Vice President-Operations Retired (4)	2009	154,317	—	—	—	12,000	101,667	551,997	819,981
	2008	301,933	—	24,705	—	79,005	—	13,021	418,664
	2007	291,700	—	26,020	—	59,138	44,350	16,138	437,346

*	Richard M. Rosenblum joined HECO as President and Chief Executive Officer on January 1, 2009.
**	Stephen M. McMenamin joined HECO as Senior Vice President and Chief Information Officer on September 28, 2009, and was a consultant to HECO prior to that time.
***	Amy E. Ejercito retired on December 31, 2009. She ceased being an executive officer of HECO in August, 2009.
****	Thomas L. Joaquin retired on June 30, 2009.
(1)	Mr. Rosenblum received a signing bonus of $250,000 upon his hiring in 2009.
(2)

The Summary Compensation Table was amended from prior years’ disclosure for stock awards granted in 2007 and 2008 to disclose the aggregate grant date fair value of grant awards computed in accordance with FASB ASC Topic 718 rather than the dollar amount recognized for financial statement purposes for the fiscal year. Stock awards include restricted stock units and performance shares granted under the 2009-2011 LTIP. The grant date fair value of the restricted stock units was: Mr. Rosenblum $186,835, Ms. Sekimura $25,478, Mr. Alm $33,970 and Mr. Reinhardt $25,478. The grant date fair values of the performance shares reported above are based upon the probable outcome of the performance conditions as of the grant date, which is assumed to be the target level. The target value of the performance shares granted to Mr. Rosenblum is $162,081. Assuming achievement of the highest level of performance conditions, the maximum value of the performance shares for Mr. Rosenblum is $227,683. For a discussion of the assumptions underlying the amounts set out for restricted stock units and performance shares, see Note 9 to HEI’s Consolidated Financial Statements.
(3)	There were no option awards granted in 2007, 2008 and 2009.
(4)	The following 2009 annual incentive awards to the named executive officers were approved by the HEI Compensation Committee and HECO Board and paid in February 2010 to: Mr. Rosenblum $322,289; Ms. Sekimura $55,121; Mr. Alm $97,144; Mr. Reinhardt $69,461; and Ms. Ejercito $19,985. LTIP awards are generally determined in the first quarter of each year for the three-year cycle ending on December 31 of the previous calendar year. The following 2007-2009 LTIP awards to the named executive officers were approved by the HEI Compensation Committee and HECO Board and paid in February 2010 to: Ms. Sekimura $13,832; Mr. Alm $15,621; Mr. Reinhardt $14,250 and Mr. Joaquin $12,000, 60% in cash and 40% in HEI Common Stock (based on the market price of the stock on the date of the approval of the award).
(5)	These amounts represent the change in pension and executive death benefit values from December 31, 2008 to December 31, 2009, December 31, 2007 to December 31, 2008, and December 31, 2006 to December 31, 2007, respectively. No HECO named executive officer currently participates in the HEI Nonqualified Deferred Compensation Plan. The aggregate increases and decreases in value of individual pension and executive death benefit plans resulted in a negative change in pension value for Mr. Joaquin in 2008 and is not included in the change in pension value above for that year. For a further discussion of these plans, see the Pension Benefits table and related notes below.
(6)	The following table summarizes the components of “All Other Compensation” paid with respect to 2009:

	Perquisites and Other Personal Benefits
Name	Relocation Expenses ($)	Temporary Housing ($)	Pre-employment Consulting Fees and Expense Reimbursements ($)	Other ($)	Tax Gross- Ups ($)	Payments Received Upon Termination ($)	Total All Other Compensation ($)
Richard M. Rosenblum	94,431	19,749	—	24,620	11,081	—	149,881
Tayne S.Y. Sekimura	—	—	—	—	—	—	—
Robert A. Alm	—	—	—	—	—	—	—
Stephen M. McMenamin	—	—	263,044	4,808	—	—	267,852
Edward L. Reinhardt	—	—	—	—	—	—	—
Amy E. Ejercito	—	—	—	—	—	270,757	270,757
Thomas L. Joaquin	—	—	—	—	—	551,997	551,997

•

Mr. Rosenblum received $125,261 for expenses incurred in relocating himself and his family to Hawaii from California and temporary housing when he joined Hawaiian Electric Company, including gross up for taxes. Mr. Rosenblum also received a club membership, an electricity discount at his residence until this benefit was eliminated in August, 2009, and was granted four weeks of vacation.

•

The total value of perquisites and other personal benefits provided by or paid by HECO was less than $10,000 for Ms. Sekimura, Mr. Alm, Mr. Reinhardt, Ms. Ejercito and Mr. Joaquin and the value of such perquisites and other personal benefits is not included in the table above.

•

Mr. McMenamin, who joined HECO in September 2009, was paid $219,375 in consulting fees and $43,669 in other expense reimbursements, including temporary housing and monthly round-trip airfare to California, prior to his employment. Mr. McMenamin was also eligible for three weeks of vacation.

•

In exchange for a release of claims, Ms. Ejercito, who retired from HECO on December 31, 2009, was extended a separation agreement that included severance pay and a health benefits payment of $95,757 which was calculated in the manner described in the Severance Pay Plan for Merit Employees of Hawaiian Electric Industries, Inc. and an additional severance payment of $175,000. Effective February 2010, Ms. Ejercito will also have a consulting services agreement with HECO to compensate her for time, expenses and materials spent assisting HECO on various projects.

•

In exchange for a release of claims, Mr. Joaquin, who retired from HECO on June 30, 2009, was extended a one-year consulting agreement that included severance benefits calculated in the manner described in the Severance Pay Plan for Merit Employees of Hawaiian Electric Industries, Inc. and health benefits of $315,663. Mr. Joaquin also received the first installment of a retainer and consulting fee of $205,288, the prorated value of his restricted stock grants, which would have been forfeited based on the terms of the restricted stock agreements of $16,246 and the HECO automobile he used while an employee valued at $14,800.

Additional narrative disclosure about salary, bonus, stock awards, option awards, non-equity incentive plan compensation, change in pension value, nonqualified deferred compensation, and other compensation can be found in the Compensation Discussion and Analysis above.

Grants of Plan-Based Awards

The following table relates to awards to the HECO named executive officers in 2009 under the annual EICP tied to performance for 2009 and under the LTIP tied to performance over the 2009-2011 period. Also shown are the RSUs granted under the Stock Option and Incentive Plan in 2009.

2009 GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#)	Grant Date Fair Value of Stock and Option Awards ($) (4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Richard M. Rosenblum	2/20/09 EICP	174,000	348,000	696,000	—	—	—	—	—	—
	2/20/09 LTIP	156,600	313,200	626,400	6,147	12,293	24,586	—	—	162,081
	2/20/09 RSU	—	—	—	—	—	—	11,000	—	186,835
Tayne S. Y. Sekimura	2/20/09 EICP	40,100	80,300	160,500	—	—	—	—	—	—
	2/20/09 LTIP	51,200	102,400	204,800	—	—	—	—	—	—
	2/20/09 RSU	—	—	—	—	—	—	1,500	—	25,478
Robert A. Alm	2/20/09 EICP	66,800	133,700	267,400	—	—	—	—	—	—
	2/20/09 LTIP	59,400	118,800	237,600	—	—	—	—	—	—
	2/20/09 RSU	—	—	—	—	—	—	2,000	—	33,970
Stephen M. McMenamin		—	—	—	—	—	—	—	—	—
Edward L. Reinhardt	2/20/09 EICP	32,900	65,700	131,400	—	—	—	—	—	—
	2/20/09 LTIP	41,900	83,800	167,700	—	—	—	—	—	—
	2/20/09 RSU	—	—	—	—	—	—	1,500	—	25,478
Amy E. Ejercito	2/20/09 EICP	16,100	32,200	48,200	—	—	—	—	—	—
	2/20/09 LTIP	15,400	30,800	61,600	—	—	—	—	—	—
	2/20/09 RSU	—	—	—	—	—	—	—	—	—
Thomas L. Joaquin		—	—	—	—	—	—	—	—	—

EICP Executive Incentive Compensation Plan (annual incentive)

LTIP Long-Term Incentive Plan (2009-2011 period)

RSU Restricted stock unit

(1)	Includes awards under, respectively, HEI’s 2009 annual EICP and 2009-2011 LTIP based on meeting performance goals at threshold, target and maximum levels. See further discussion of the features of the awards in the Compensation Discussion and Analysis above.
(2)	Represents shares of stock that would be issued under the 2009-2011 LTIP based upon the achievement of certain performance goals at threshold, target and maximum levels and vesting at the end of the three-year performance period. LTIP is forfeited for terminations of employment during the vesting period, except for terminations due to death, disability and retirement, which allow for pro-rata participation based upon completed months of service after a minimum of 12 months of service in the performance period. See further discussion of the features of the awards in the Compensation Discussion and Analysis above.
(3)	Represents shares of restricted stock units awarded in 2009 that will be issued as unrestricted stock four years after the date of the grant. The awards are forfeited for terminations of employment during the vesting period, except for terminations due to death, disability and retirement, which allow for pro-rata vesting. The primary purpose of the RSUs is retention and there are no conditions to vesting other than the four-year cliff vesting period.
(4)	Grant date fair value for shares under the 2009-2011 LTIP is estimated in accordance with the fair-value based measurement of accounting as described in FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to calculate the amounts reported, see the discussion of performance shares contained in Note 9 (Share-based compensation) to HEI’s Consolidated Financial Statements. Grant date fair value for RSUs is based on the average price of HEI Common Stock on the New York Stock Exchange on the date of the grant of the award.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END

	Option Awards						Stock Awards
	Grant Year	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Shares or Units of Stock That Have Not Vested (1)		Equity Incentive Plan Awards
									Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#) (2)	Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($) (3)
Name		Exerciseable (#)	Unexerciseable (#)				Number (#)	Market Value ($) (3)
Richard M. Rosenblum	2009	—	—	—	—	—	11,000	229,900	6,147	128,472

	Total	—	—	—	—	—	11,000	229,900	6,147	128,472

Tayne S. Y. Sekimura	2005	6,000	—	—	26.18	4/07/15	—	—	—	—
	2005 DE	1,368	—	—	—	4/07/15	—	—	—	—
	2007	—	—	—	—	—	500	10,450	—	—
	2008	—	—	—	—	—	1,000	20,900	—	—
	2009	—	—	—	—	—	1,500	31,350	—	—

	Total	7,368	—	—	—	—	3,000	62,700	—	—

Robert A. Alm	2003	12,000	—	—	20.49	4/21/13	—	—	—	—
	2003 DE	287	—	—	—	4/21/13	—	—	—	—
	2005	12,000	—	—	26.18	4/07/15	—	—	—	—
	2005 DE	273	—	—	—	4/07/15	—	—	—	—
	2006	—	—	—	—	—	—	—	—	—
	2007	—	—	—	—	—	1,000	20,900	—	—
	2008	—	—	—	—	—	1,000	20,900	—	—
	2009	—	—	—	—	—	2,000	41,800	—	—

	Total	24,560	—	—	—	—	4,000	83,600	—	—

Stephen M. McMenamin		—	—	—	—	—	—	—	—	—

	Total	—	—	—	—	—	—	—	—	—

Edward L. Reinhardt	2001	6,000	—	—	17.96	4/23/11	—	—	—	—
	2001 DE	1,411	—	—	—	4/23/11	—	—	—	—
	2002	12,000	—	—	21.68	4/22/12	—	—	—	—
	2002 DE	1,916	—	—	—	4/22/12	—	—	—	—
	2003	12,000	—	—	20.49	4/21/13	—	—	—	—
	2003 DE	1,150	—	—	—	4/21/13	—	—	—	—
	2004	12,000	—	—	26.02	4/19/14	—	—	—	—
	2004 DE	439	—	—	—	4/19/14	—	—	—	—
	2005	12,000	—	—	26.18	4/07/15	—	—	—	—
	2005 DE	273	—	—	—	4/07/15	—	—	—	—
	2006	—	—	—	—	—	3,000	62,700	—	—
	2007	—	—	—	—	—	3,000	62,700	—	—
	2008	—	—	—	—	—	1,000	20,900	—	—
	2009	—	—	—	—	—	1,500	31,350	—	—

	Total	59,189	—	—	—	—	8,500	177,650	—	—

Amy E. Ejercito	2005	4,000	—	—	26.18	12/31/12	—	—	—	—
	2005 DE	91	—	—	—	12/31/12	—	—	—	—
	2007	—	—	—	—	—	300	6,270	—	—
	2008	—	—	—	—	—	300	6,270	—	—

	Total	4,091	—	—	—	—	600	12,540	—	—

Thomas L. Joaquin	2001	1,500	—	—	17.96	4/23/11	—	—	—	—
	2001 DE	353	—	—	—	4/23/11	—	—	—	—
	2003	12,000	—	—	20.49	6/30/12	—	—	—	—
	2003 DE	1,150	—	—	—	6/30/12	—	—	—	—
	2005	12,000	—	—	26.18	6/30/12	—	—	—	—
	2005 DE	273	—	—	—	6/30/12	—	—	—	—

	Total	27,276	—	—	—	—	—	—	—	—

DE Dividend equivalents

All information presented has been adjusted for the 2-for-1 stock split in June 2004.

(1)	The 2006, 2007 and 2008 restricted stock awards become unrestricted on May 13, 2010, April 12, 2011 and April 15, 2012, respectively. The 2009 RSUs become unrestricted on February 20, 2013. Due to Ms. Ejercito’s retirement on December 31, 2009, she forfeited her 600 shares of restricted stock awards on January 1, 2010.
(2)	Represents shares of stock that would be issued under the 2009-2011 LTIP based upon the achievement of performance goals at the threshold level at the end of the three-year performance period.
(3)	Market value is based upon the closing price of HEI Common Stock on the New York Stock Exchange of $20.90 as of December 31, 2009.

Option Exercises and Stock Vested

2009 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Richard M. Rosenblum	—	—	—	—

Tayne S. Y. Sekimura	—	—	—	—

Robert A. Alm	152	2,071	—	—

Stephen M. McMenamin	—	—	—	—

Edward L. Reinhardt	152	2,071	—	—

Amy E. Ejercito	63	853	—	—

Thomas L. Joaquin	152	2,071	—	—

(1)	Represents dividend equivalents acquired due to changes made to the provisions for the award of dividend equivalents in light of Section 409A of the Internal Revenue Code. No non-qualified stock options or stock appreciation rights were exercised in 2009.

Pension Benefits

The table below shows the present value as of December 31, 2009 of accumulated benefits for each of the HECO named executive officers and the number of years of service credited to each such executive under the applicable pension plan and executive death benefit plan, determined using the interest rate, mortality rate, and other assumptions set out below, which are consistent with those used in HEI’s financial statements (see Note 8 to HEI’s Consolidated Financial Statements):

2009 PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($) (4)	Payments During the Last Fiscal Year ($)
Richard M. Rosenblum	HEI Retirement Plan (1)	1.0	68,199	—
	HEI Excess Pay Plan (2)	3.0	308,367	—
	HEI Executive Death Benefit (3)	—	58,947	—
Tayne S. Y. Sekimura	HEI Retirement Plan (1)	18.6	549,364	—
	HEI Excess Pay Plan (2)	18.6	30,386	—
	HEI Executive Death Benefit (3)	—	49,034	—
Robert A. Alm	HEI Retirement Plan (1)	8.5	488,493	—
	HEI Excess Pay Plan (2)	8.5	150,926	—
	HEI Executive Death Benefit (3)	—	167,667	—
Stephen M. McMenamin	HEI Retirement Plan (1)	.3	33,354	—
	HEI Excess Pay Plan (2)	.3	749	—
Edward L. Reinhardt	HEI Retirement Plan (1)	23.7	1,074,254	—
	HEI Executive Death Benefit (3)	—	98,329	—
Amy E. Ejercito	HEI Retirement Plan (1)	21.7	519,378	—
	HEI Executive Death Benefit (3)	—	45,125	—
Thomas L. Joaquin	HEI Retirement Plan (1)	36.3	1,651,442	71,090
	HEI Excess Pay Plan (2)	36.3	509,281	—
	HEI Executive Death Benefit (3)	—	231,982	—

(1)

Normal retirement benefits under the HEI Retirement Plan are calculated based on a formula of 2.04% x Credited Service (maximum 67%) x Final Average Pay (average monthly base salary for highest thirty-six consecutive months out of the last ten years). Credited service is generally the same as the years of service with HECO or other participating companies (HEI, MECO and HELCO). Additional credited service of up to eight months is used to calculate benefits for participants who retire at age 55 or later with respect to unused sick leave from the current year and prior two years. Credited service is also granted to disabled participants who are vested at the time of disability for the period of disability. The normal form of benefit is a joint and 50% survivor annuity for married participants and a single life annuity for unmarried participants. Other actuarially equivalent optional forms of benefit are also available. Participants who qualify to receive benefits immediately upon termination may also elect a single sum distribution of up to $50,000 with the remaining benefit payable as an annuity. At early retirement, the single sum distribution option is not actuarially equivalent to the other forms of benefit. Retirement benefits are increased by an amount equal to approximately 1.4% of the initial benefit every twelve months following retirement. The plan provides benefits at early retirement (prior to age 65), normal retirement (age 65), deferred retirement (over age 65) and death. Early retirement benefits are available for participants who meet the age and service requirements at ages 50-64. Early retirement benefits are reduced for participants who retire prior to age 60, based on the participant’s age at the early retirement date. The accrued normal retirement benefit is reduced by an applicable percentage, which ranges from 30% for early retirement at age 50 to 1% at age 59. Accrued or earned benefits are not reduced for eligible employees who retire at age 60 and above. Mr. Joaquin retired on June 30, 2009 and Ms. Ejercito retired on December 31, 2009. As of December 31, 2009, Messrs. Alm and Reinhardt are eligible for early retirement benefits under the HEI Retirement Plan. Benefits for Ms. Sekimura are vested and her earliest retirement date is August 1, 2012, when she will meet the age and service requirements for early retirement under the plan, assuming continued employment. Messrs. Rosenblum and McMenamin are not eligible for early retirement benefits under the HEI Retirement Plan and have no vested interest in the amounts reported above.

(2)	Benefits under the HEI Excess Pay Plan are determined using the same formula as the HEI Retirement Plan, but are not subject to the Internal Revenue Code limits on the amount of annual compensation that can be used for calculating benefits under qualified retirement plans ($245,000 in 2009 as indexed for inflation) and on the amount of annual benefits that can be paid from qualified retirement plans (the lesser of $195,000 in 2009 as indexed for inflation, or the participant’s highest average compensation over three years). Benefits payable under the HEI Excess Pay Plan are reduced by the benefit payable from the HEI Retirement Plan. Early retirement, death benefits and vesting provisions are similar to the HEI Retirement Plan. As of December 31, 2009, all of the HECO named executive officers except for Mr. Reinhardt and Ms. Ejercito were participants in the plan. On November 16, 2009, the HEI Board approved an Addendum to the HEI Excess Pay Plan, which granted Mr. Rosenblum an additional two years of service and two years added to his age to be applied in the calculation of his benefit under the HEI Excess Pay Plan, which was estimated to increase the annual cost of the HEI Excess Pay Plan by approximately $38,000. Mr. Joaquin retired on June 30, 2009 and started receiving benefits under the HEI Excess Plan beginning January 1, 2010. As of December 31, 2009, Mr. Alm is eligible for early retirement benefits immediately upon termination of employment. Accrued benefits for Ms. Sekimura are vested under the HEI Excess Pay Plan and her earliest retirement date is August 1, 2012, when she will meet the age and service requirements for early retirement under the plan, assuming continued employment. Mr. Rosenblum and Mr. McMenamin are not eligible for early retirement benefits and have no vested interest in amounts reported above.
(3)	Messrs. Rosenblum, Alm and Reinhardt and Ms. Sekimura are covered by the Executive Death Benefit Plan of HEI and Participating Subsidiaries. The plan provides death benefits equal to two times the executive’s base salary if the executive dies while actively employed or, if disabled, dies prior to age 65 and one times the executive’s base salary if the executive dies following retirement. Death benefits are grossed up by the amount necessary to pay income taxes on the grossed up benefit amount in recognition that such benefits are in lieu of tax-exempt life insurance. The Executive Death Benefit Plan of HEI and Participating Subsidiaries was amended effective September 9, 2009 to close participation to otherwise newly eligible employees and freeze the benefit for existing participants. Under the amendment, benefits payable to the beneficiaries of Messrs. Rosenblum, Alm and Reinhardt and Ms. Sekimura are equal to two times the respective executive’s base salary on September 9, 2009, if they die while actively employed, or, if disabled, die prior to age 65. Benefits payable to the beneficiaries of Mr. Joaquin and Ms. Ejercito are equal to one times their base salary on the earlier of their retirement date or September 9, 2009 (Mr. Joaquin - $315,300, Ms. Ejercito - $163,900). Mr. McMenamin is not eligible for benefits under the Executive Death Benefit Plan of HEI and Participating Subsidiaries.
(4)	The present value of accumulated benefits for the HECO named executive officers included in the Pension Benefits table was determined based on the following:

Methodology The benefits are calculated as of December 31, 2009 based on the credited service and pay of the HECO named executive officer as of such date.

Assumptions

(a)	Discount Rate – The discount rate is the interest rate used to discount future benefit payments in order to reflect the time value of money. The discount rate used in the present value calculations is 6.5% as of December 31, 2009.
(b)	Mortality Table – The RP-2000 Mortality Table (separate male and female rates) projected to the date of determination with Scale AA is used to discount future pension benefit payments in order to reflect the probability of survival to any given future date. For all benefits, mortality is applied post-retirement only.
(c)	Retirement Age – Each HECO named executive officer except Mr. Joaquin is assumed to remain in active employment until, and assumed to retire at, the earliest age when unreduced pension benefits would be payable, but no earlier than attained age as of December 31, 2009. Mr. Rosenblum was granted an additional two years of service and two years added to his age to be applied in the calculation of his benefit under the HEI Excess Pay Plan.
(d)	Pre-Retirement Decrements – Pre-retirement decrements refer to events that could occur between the measurement date and the retirement age (such as withdrawal, early retirement, and death) that would impact the present value of benefits. No pre-retirement decrements are assumed in the calculation of pension benefit table present values, although decrements are assumed for financial statement purposes.
(e)	Unused Sick Leave – Each HECO named executive officer is assumed to have accumulated 1,160 unused sick leave hours at retirement age.

Nonqualified Deferred Compensation

HECO named executive officers may elect to participate in the HEI Executives’ Deferred Compensation Plan which allows executives to defer portions of their compensation from HECO for annual and long-term performance awards. No HECO named executive officer is currently participating in this plan.

Potential Payments Upon Termination or Change in Control

The tables below reflect the amount of potential payments to each HECO named executive officer in the event of retirement, voluntary termination, termination for cause, termination without cause, and termination following a change in control, assuming termination occurred on December 31, 2009. The amounts listed below are estimates; actual amounts to be paid would depend on the actual date of termination and circumstances existing at that time (other than in the case of Mr. Joaquin and Ms. Ejercito). Mr. Rosenblum is the only named executive officer with a change-in-control agreement. The amounts shown below for payments made upon a qualifying termination of employment after a change in control relate to his individual change-in-control agreement effective January 1, 2009 as if a change in control were to have occurred on December 31, 2009.

Termination/Change in Control Payment Table

Name/ Benefit Plan or Program	Retirement on 12/31/09 ($) (1)	Voluntary Termination on 12/31/09 ($) (2)	Termination for Cause on 12/31/09 ($) (3)	Termination without Cause on 12/31/09 ($) (4)	Qualifying Termination after Change in Control on 12/31/09 ($) (5)
Richard M. Rosenblum
Executive Incentive Compensation Plan (6)	—	—	—	—	—
Long-Term Incentive Plan (7)	—	—	—	—	—
Restricted Stock and Restricted Stock Unit (8)	—	—	—	—	—
Special Severance Payment (9)	—	—	—	825,378	—
Change-in-Control Agreement	—	—	—	—	2,700,000

TOTAL	—	—	—	825,378	2,700,000

Tayne S. Y. Sekimura
Executive Incentive Compensation Plan (6)	—	—	—	—	—
Long-Term Incentive Plan (7)	—	—	—	—	92,698
Restricted Stock and Restricted Stock Unit (8)	—	—	—	16,002	23,840

TOTAL	—	—	—	16,002	116,538

Robert A. Alm
Executive Incentive Compensation Plan (6)	—	—	—	—	—
Long-Term Incentive Plan (7)	109,292	—	—	—	109,292
Restricted Stock and Restricted Stock Unit (8)	10,450	—	—	23,077	33,527

TOTAL	119,742	—	—	23,077	142,819

Stephen M. McMenamin
Executive Incentive Compensation Plan (6)	—	—	—	—	—
Long-Term Incentive Plan (7)	—	—	—	—	—
Restricted Stock and Restricted Stock Unit (8)	—	—	—	—	—

TOTAL	—	—	—	—	—

Edward L. Reinhardt
Executive Incentive Compensation Plan (6)	—	—	—	—	—
Long-Term Incentive Plan (7)	94,014	—	—	—	94,014
Restricted Stock and Restricted Stock Unit (8)	7,838	—	—	108,321	116,159

TOTAL	101,852	—	—	108,321	210,173

Note: All stock-based award amounts were valued using the 2009 year-end closing price of HEI Common Stock of $20.90 per share. Other benefits that are available to all employees on a non-discriminatory basis and perquisites aggregating less than $10,000 in value have not been listed.

(1)	Retirement Payments & Benefits. In addition to the payments presented above, retired executives are entitled to receive their vested qualified retirement plan benefits under all termination scenarios. See the Pension Benefits table and related notes.

(2)	Voluntary Termination Payment & Benefits. The amounts shown are benefits available to the named executive officers on December 31, 2009.

(3)	Termination for Cause Payments & Benefits. If the executive is terminated for cause, he or she could lose any annual or long-term incentives based upon the HEI Compensation Committee’s right to amend, suspend or terminate the incentive awards or any portion of it at any time. “Cause” generally means a violation of the HEI Corporate Code of Conduct. Termination for cause results in the forfeiture of all vested nonqualified stock options and stock appreciation rights and related dividend equivalents, unvested restricted stock, unvested restricted stock units and participation in incentive plans. The executive’s participation in the change-in-control agreement would also end and the executive’s benefit from the nonqualified retirement plans would be forfeited.

(4)	Termination without Cause Payments & Benefits. If the executive is terminated without cause, he or she could lose any annual or long-term incentives based upon the HECO Board’s and HEI Compensation Committee’s right to amend, suspend or terminate the incentive awards or any portion of it at any time. Termination without cause results in the pro rata vesting of restricted stock (based on service to date compared to original vesting period). In the case of nonqualified stock options and stock appreciation rights, the executive has one year in which to exercise.

(5)

Change-in-Control Payments & Benefits. Only Mr. Rosenblum has a change-in-control agreement. Change in control as defined under the change-in-control agreements and HEI’s Stock Option Incentive Plan generally means a change in ownership of HEI, a substantial change in the voting power of HEI’s securities or a change in the majority of the composition of the HEI Board following a consummation of a merger, tender offer or similar transaction. Mr. Rosenblum’s change-in-control agreement also defines a change in control as essentially a change in ownership of HECO. Mr. Rosenblum’s change-in-control agreement provides a lump sum severance multiplier of two times applied to the sum of his base salary and annual bonus (determined to be the greater of the current target bonus or the largest actual bonus during the preceding three years). In addition, he would receive continued life, disability, dental, accident and health insurance benefits for two years. Mr. Rosenblum would also receive a lump sum payment equal to the present value of the additional benefit he would have earned under the retirement and savings plans applicable to him during the severance period. He would also receive the greater of current target or actual projected short- and long-term incentive bonuses, prorated if termination occurs during the first half of the applicable performance period and the full aggregate value if termination occurs after the end of the first half of the applicable performance period. Any unvested restricted stock and restricted stock units will become vested and free of restrictions upon a change in control. Additional age and service credit is received for the severance period for purposes of determining retiree welfare benefit eligibility. Payment would generally be delayed for six months following termination of employment to the extent required to avoid an additional tax under Section 409A of the Internal Revenue Code. Interest would accrue during the six-month delay period at the prevailing six-month certificate of deposit rate and payments would be set aside during that period in a grantor (“rabbi”) trust. All such severance and benefit payments under Mr. Rosenblum’s change-in-control agreement are limited to the maximum amount deductible under Section 280G of the Internal Revenue Code, and to the extent necessary to make such payments deductible, the severance and benefit payments may be reduced.

Other benefits are provided to executives, whether or not they have a change-in-control agreement, upon a change in control under the Stock Option Incentive Plan, as amended and restated, effective May 6, 2008. The provisions in the Stock Option Incentive Plan and respective plan agreements provide for accelerated vesting or payments to be made to executives upon a change in control.

Mr. Joaquin retired on June 30, 2009 and would not receive any additional accelerated vesting or payments upon a change-in-control.

(6)	Executive Incentive Compensation Plan. Upon death, disability or retirement, executives continue to participate in the annual incentive compensation plan at a pro-rated amount, provided there has been a minimum service of nine months during the annual performance period, with payment to be made at the end of the annual incentive plan cycle if the applicable performance goals are achieved, using the executive’s salary at the time of termination. In termination scenarios other than a change in control, participants who terminate for other reasons during the plan cycle forfeit any accrued annual incentive award. Annual incentive compensation payments in the event of a change in control are described in footnote 5 above and quantified as part of the Change- in-Control Agreement payment in the table above.

(7)	Long-Term Incentive Plan. Upon death, disability or retirement, executives continue to participate in each on-going long-term incentive plan cycle at a prorated amount, provided there has been a minimum service of twelve months during the three-year performance period, with payment to be made at the end of the three-year cycle if performance goals are achieved, using the executive’s salary at the time of termination. The amounts shown are at target for goals achievable for all applicable plan years, prorated based upon service through December 31, 2009; actual payouts will depend upon performance achieved at the end of the plan cycle. In termination scenarios other than a change in control, participants who terminate during the plan cycle for reasons other than death, disability or retirement forfeit any accrued long-term incentive award. Long-term incentive compensation payments in the event of a change in control are described in footnote 5 above and quantified as part of the Change-in-Control Agreement payment in the table above.

(8)	Restricted Stock and Restricted Stock Units. Restricted stock vests on a prorata basis (based on service to date compared to the original vesting period) upon termination without cause and becomes fully vested upon a change in control. For all other termination events, the unvested restricted stock is forfeited. Restricted stock units vest on a prorata basis (based on completed quarters of service over the original vesting period) upon termination due to death, disability and retirement and becomes fully vested upon a change in control. For all other termination events, the unvested restricted stock units are forfeited. The amount shown is based on the 2009 year-end closing price of vested shares. Restricted stock and restricted stock unit severance payments in the event of a change in control are described in footnote 5 above and have been quantified as part of the Change-in-Control Agreement payment in the table above. Ms. Ejercito retired on December 31, 2009 and forfeited her unvested restricted stock on January 1, 2010.

(9)	Special Arrangements. As part of his employment offer, Mr. Rosenblum has a special severance agreement where in the event that his employment is terminated without cause on or before the third anniversary of his date of hire, he would be paid a declining portion of his annual base salary and any target bonus amount for the Executive Incentive Compensation Plan. If his employment is terminated on or before the first anniversary of employment, he would receive 18 months of salary and any target annual bonus. If his employment is terminated after his first anniversary and on or before his second anniversary of employment, he would receive 12 months of salary and any target annual bonus. If his employment is terminated after his second anniversary and on or before his third anniversary of employment, he would receive 6 months of salary and any target annual bonus. After his third year of employment, he would be eligible for severance under the standard terms of the Severance Pay Plan.

Ms. Ejercito and Mr. Joaquin were both retired as of December 31, 2009 and are therefore not shown on the table above.

Mr. Joaquin entered into a Release, Transition and Consulting Agreement effective upon his retirement on June 30, 2009. As part of this agreement, Mr. Joaquin retired and was engaged as a consultant to HECO for the one year period from July 1, 2009 through June 30, 2010. Upon his retirement, he received severance benefits calculated in the manner described in the Severance Pay Plan for Merit Employees of HEI and health benefits in the amount of $315,663. He also received the title to a company automobile with a fair value of $14,800 and the cash value of his restricted stock forfeited on July 1, 2009 based upon his completed service over the restriction period through June 30, 2009, valued at the average of the high and low stock price on June 30, 2009, in the amount of $16,246. Mr. Joaquin was entitled to all vested retirement benefits under the terms of the HECO benefit and compensation plans.

Ms. Ejercito entered into a Separation Agreement, Release and Waiver prior to her retirement on December 31, 2009. Upon her retirement, she received a severance pay and health benefits payment in the amount of $95,757 which was calculated in the manner described in the Severance Pay Plan for Merit Employees of HEI and Affiliates. She also received an additional severance payment in the amount of $175,000. Ms. Ejercito was entitled to all vested retirement benefits under the terms of the HECO benefit and compensation plans of the Company in which she was a participant.

Director compensation

HECO believes that a competitive package is necessary to attract and retain individuals with the experience, skills and qualifications needed for the challenging role of serving as a director on the board of a regulated electric utility. Based on the recommendations of the HEI Compensation Committee, which is responsible for recommending nonemployee director compensation for the boards of HEI and its subsidiary companies, and taking into consideration the recommendations of the HEI Compensation Committee’s independent compensation consultant, who periodically reviews directors’ compensation, HECO chooses to compensate nonemployee directors using a mix of cash and HEI Common Stock to allow for an appropriate level of compensation for services, including stock awards that will align the interests of HECO directors with the interests of HEI shareholders.

Only nonemployee directors receive compensation for their service as directors. Compensation is paid in the form of a cash retainer and an HEI stock grant. Timothy E. Johns, Peggy Y. Fowler, Bert A. Kobayashi, Jr., David M. Nakada, Alan M. Oshima, and Anne M. Takabuki are the nonemployee directors of HECO who are not also directors of HEI. Thomas B. Fargo, A. Maurice Myers, Kelvin H. Taketa, Barry K. Taniguchi, and Jeffrey N. Watanabe are nonemployee directors of HECO, who are also directors of HEI and they receive only a cash retainer from HECO. They also receive stock grants for their services as HEI directors.

Stock awards. HECO nonemployee directors who are not also on the HEI Board receive annually 1,000 shares of HEI Common Stock, which is granted for the purpose of further aligning directors’ and shareholders’ interests in improving shareholder value. A one-time grant of 1,000 shares is also given to newly elected or appointed HECO directors. Stock grants to newly elected or appointed directors are given as soon as practical after the election of such directors. Stock grants to existing directors are given during the calendar quarter of HEI’s annual meeting. For fiscal year 2009, each of the HECO nonemployee directors who is not also on the HEI board received 1,000 shares of HEI Common Stock in June 2009.

Cash retainers. The following is the annual retainer schedule for nonemployee directors of HECO paid in quarterly installments, effective beginning the second quarter of 2009 and pro-rated for service thereafter. Nonemployee directors of HECO who also serve as directors on the HEI and subsidiary company boards receive fees for service on such boards or committees thereof as indicated below.

HECO Director	$25,000
HECO Audit Committee Chairman	$10,000	(additional)
HECO Audit Committee Member	$4,000	(additional)

Further, the HEI Board also approved meeting fees of $750 per meeting earned by a director who is a member of the Audit Committee after attending a minimum of eight Audit Committee meetings during the calendar year.

Until June 2009, nonemployee directors of HECO who served on the boards of HELCO and MECO, both HECO subsidiaries, were entitled to a meeting fee of $500 for each meeting attended. Mr. Taniguchi and Ms. Takabuki were the only nonemployee HECO directors who served on these subsidiary boards. They resigned from these boards in June 2009. The members of these subsidiary boards are now composed entirely of officers of HECO and/or its subsidiaries who receive no additional compensation for such service.

Nonemployee directors may elect to participate in the HEI Nonemployee Directors’ Deferred Compensation Plan, which allows any nonemployee director to defer compensation from HEI or its participating subsidiaries for service as a director. No HECO director is currently participating in this plan. Directors, at their election and at their cost, may also participate in the group employee medical, vision and dental plans available to all HECO employees. No HECO director participated in the program during 2009.

Information concerning the directors of HECO who are also directors of HEI, including Admiral Fargo, Mr. Myers, Mr. Taketa, Mr. Taniguchi, and Mr. Watanabe will be set forth in the applicable sections of the HEI 2010 Proxy Statement, which are incorporated herein by reference.

2009 DIRECTOR COMPENSATION TABLE

The following director compensation table shows annual and long-term compensation paid or granted to nonemployee members of the HECO Board of Directors for 2009:

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)		Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas B. Fargo	29,000	—	*	NA	NA	NA	—	29,000

Peggy Y. Fowler	12,084	17,970		NA	NA	NA	—	30,054
(elected August 2009)

Timothy E. Johns	29,000	19,020		NA	NA	NA	—	48,020

Bert A. Kobayashi, Jr.	25,000	19,020		NA	NA	NA	—	44,020

A. Maurice Myers	10,417	—	*	NA	NA	NA	—	10,417
(elected August 2009)

David M. Nakada	25,000	19,020		NA	NA	NA	—	44,020

Alan M. Oshima	25,000	19,020		NA	NA	NA	—	44,020

Anne M. Takabuki	30,000	19,020		NA	NA	NA	—	49,020

Kelvin H. Taketa	25,000	—	*	NA	NA	NA	—	25,000

Barry K. Taniguchi	36,000	—	*	NA	NA	NA	—	36,000
Chairman Audit Committee

Jeffrey N. Watanabe	25,000	—	*	NA	NA	NA	—	25,000

NA Not applicable

(1)	See detail of cash retainers for board and committee service below.
(2)	Represents the value of unrestricted HEI Common Stock determined by reference to the average of the high and low sales prices of $19.02 per share on the New York Stock Exchange on the date of issuance. Each of the HECO nonemployee directors who are not also on the HEI Board received an annual grant in June 2009 of 1,000 shares of Common Stock with a fair value of $19,020. HECO directors do not receive any HEI restricted stock or stock option awards. Upon her election as a nonemployee HECO director, Ms. Fowler received 1,000 shares of unrestricted HEI Common Stock with a fair value of $17,970 determined by reference to the average high and low sales prices of $17.97 per share on the New York Stock Exchange on the date of issuance.
*	Also an HEI director who accordingly received an HEI stock retainer but no additional stock retainer for HECO service. Information concerning the stock retainer available to HECO directors who are also HEI directors is incorporated herein by reference to the information relating to director compensation in the HEI 2010 Proxy Statement.

Details of cash retainers for HECO Board and committee service are noted below:

Name	HECO Board Retainer ($)	HECO Audit Committee Retainer ($)	HELCO Board Per Meeting Fee ($)	MECO Board Per Meeting Fee ($)	Fees Earned or Paid in Cash ($)
Thomas B. Fargo	25,000	4,000	—	—	29,000

Peggy Y. Fowler	10,417	1,667	—	—	12,084
(elected August 2009)

Timothy E. Johns	25,000	4,000	—	—	29,000

Bert A. Kobayashi, Jr.	25,000	—	—	—	25,000

A. Maurice Myers	10,417	—	—	—	10,417
(elected August 2009)

David M. Nakada	25,000	—	—	—	25,000

Alan M. Oshima	25,000	—	—	—	25,000

Anne M. Takabuki	25,000	4,000	500	500	30,000

Kelvin H. Taketa	25,000	—	—	—	25,000

Barry K. Taniguchi	25,000	10,000	500	500	36,000

Jeffrey N. Watanabe	25,000	—	—	—	25,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

HEI:

Security Ownership of Certain Beneficial Owners

The information required under this item is incorporated herein by reference to “Stock Ownership Information—Security Ownership of Certain Beneficial Owners” section in the HEI 2010 Proxy Statement.

Equity compensation plan information

Information as of December 31, 2009 about HEI Common Stock that may be issued upon the exercise of awards granted under all of the Company’s equity compensation plans was as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by shareholders	432,677	$19.73	4,099,071
Equity compensation plans not approved by shareholders	—	—	—

Total	432,677	$19.73	4,099,071

(1)	Includes 374,500 shares subject to outstanding nonqualified stock options and 58,177 of dividend equivalent shares accrued as of December 31, 2009 for such options.
(2)	This represents the number of shares remaining available as of December 31, 2009, including 4,022,393, net of any shares underlying outstanding grants, under the 1987 Stock Option and Incentive Plan, as amended, (SOIP) and 76,678 under the HEI Nonemployee Director Plan. All of the shares remaining available for issuance under the HEI Nonemployee Director Plan may be issued in the form of unrestricted Common Stock. Of the shares remaining available for issuance under the SOIP, 28,731 shares may be issued in the form of restricted stock, stock payments, or stock-settled restricted stock units (i.e., other than in the form of options, warrants or rights).

HECO:

Security Ownership of Certain Beneficial Owners

HECO Common Stock. HEI owns all of HECO’s outstanding Common Stock, which is HECO’s only class of securities generally entitled to vote on matters requiring shareholder approval.

HECO Preferred Stock. Various series of HECO Preferred Stock have been issued and are outstanding. Shares of HECO Preferred Stock are not considered voting securities, but upon certain defaults in dividend payments holders of the Preferred Stock may have the right to elect a majority of the directors of HECO. HEI owns 100,000 shares of HECO Preferred Stock, or approximately 9% of the 1,114,657 shares outstanding. No HECO directors, executive officers or named executive officers (as listed in the Summary Compensation Table above) own HECO Preferred Stock.

HEI Common Stock. The table below shows the number of shares of HEI Common Stock beneficially owned by HECO directors, named executive officers (as listed in the Summary Compensation Table above) and directors and executive officers as a group as of February 8, 2010.

Amount and Nature of Beneficial Ownership of HEI Common Stock
Name of Individual or Group	Sole Voting or Investment Power (1)	Shared Voting or Investment Power (2)	Other Beneficial Ownership (3)	Stock Options/ Restricted Stock Units (4)	Total (5)
HECO nonemployee directors
Thomas B. Fargo	12,067	—	—	—	12,067
Peggy Y. Fowler	1,296	—	—	—	1,296
Timothy E. Johns	11,195	—	—	—	11,195
Bert A. Kobayashi, Jr.	8,598	—	—	—	8,598
A. Maurice Myers	37,419	—	—	—	37,419
David M. Nakada	7,102	—	—	—	7,102
Alan M. Oshima	1,034	3,357	—	—	4,391
Anne M. Takabuki	14,789	—	—	—	14,789
Kelvin H. Taketa	17,704	—	—	—	17,704
Barry K. Taniguchi	—	22,627	—	—	22,627
Jeffrey N. Watanabe	34,456	—	4	—	34,460

HECO employee director
Constance H. Lau	177,292	—	7,202	224,136	408,630

HECO employee director and Named Executive Officer
Richard M. Rosenblum	700	—	—	—	700

Other HECO Named Executive Officers
Robert A. Alm	24,690	—	1,556	12,912	39,158
Amy E. Ejercito	404	—	—	—	404
Thomas L. Joaquin	24,928	4,389	—	15,002	44,319
Stephen M. McMenamin	—	—	—	—	—
Edward L. Reinhardt	23,873	—	—	34,946	58,819
Tayne S. Y. Sekimura	4,754	—	—	—	4,754
All HECO directors and executive officers as a group (19 persons)	403,887	25,984	8,762	275,292	713,925

(1)	Includes the following shares held as of February 8, 2010 in the form of stock units in the HEI Common Stock fund pursuant to the HEI Retirement Savings Plan: approximately 80 shares for Ms. Lau, 785 shares for Ms. Sekimura, 795 shares for Mr. Alm, 7,311 shares for Mr. Reinhardt, 13,194 shares for Mr. Joaquin, 342 shares for Ms. Ejercito and 19,517 shares for all directors and executive officers as a group. The value of a unit is measured by the closing price of HEI Common Stock on the measurement date. Also includes the following unvested restricted shares over which the holders have sole voting but not investment power until the restrictions lapse: approximately 55,000 shares for Ms. Lau, 1,500 shares for Ms. Sekimura, 2,000 shares for Mr. Alm, 7,000 shares for Mr. Reinhardt and 74,000 shares for all directors and executive officers as a group.
(2)	Shares registered in name of the individual and spouse.
(3)	Shares owned by spouse, children or other relatives sharing the home of the director or officer in which the director or officer disclaims personal interest.
(4)

Includes the number of shares that the individuals named above had a right to acquire as of or within 60 days after February 8, 2010 pursuant to (i) stock options and related dividend equivalent shares thereon and (ii) restricted stock units upon retirement. These shares are included for purposes of calculating the percentage ownership of each individual named above and all directors and executive officers as a group as described in footnote (5) below, but are not deemed to be outstanding as to any other person. This column does not include any shares subject to stock appreciation rights (SARs) and the related dividend equivalent rights held by Mses. Lau, Sekimura and Ejercito and Messrs. Alm, Reinhardt and Joaquin. As of February 8, 2010, these persons held a total of 158,000 SARs (granted in 2004 and/or 2005) and 2,270 dividend equivalent rights, which have vested as of February 8, 2010 or will vest within 60 days after February 8, 2010. Upon exercise of a SAR, the holder will receive the number of shares of HEI Common Stock that has a total value equivalent to the difference between the exercise price of the SAR and the fair market value of HEI Common Stock on the date of exercise, which is defined in the grant agreement as the average of the high and low sales prices on the NYSE on that date. As of February 8, 2010, the fair market value of HEI Common Stock as defined in the grant agreement was $18.945 per share, which is lower than the exercise price of all of the SARs held by Mses. Lau, Sekimura and Ejercito and Messrs. Alm, Reinhardt and Joaquin on February 8, 2010. Thus, as of February 8, 2010, no shares would be issuable under these SARs. If the market value of HEI Common Stock increases to a sufficient level (above $26.02 in the case of SARs granted in 2004 and above $26.18 in the case of SARs granted in 2005), then shares could be issued under these SARs within 60 days after February 8, 2010, but the number of shares that could be acquired in such event cannot be determined because it would depend on the fair market value of HEI Common Stock, as defined in the grant agreement, on the exercise date.

(5)	As of February 8, 2010, the directors and executive officers of HECO as a group and each individual named above beneficially owned less than one percent of the record number of outstanding shares of HEI Common Stock as of that date and no shares were pledged as security.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

HEI:

The information required under this item for HEI is incorporated herein by reference to the sections relating to related person transactions and director independence in the HEI 2010 Proxy Statement.

HECO:

Does HECO have a written related person transaction policy?

The HEI Board has adopted a written related person transaction policy that is separate from HEI’s Corporate Code of Conduct. Both the related person transaction policy and Corporate Code of Conduct also apply to HECO and its subsidiaries. The related person transaction policy is specific to transactions between related persons such as executive officers and directors and their immediate family members in which the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest. Under the policy, the Board, acting through the Nominating and Corporate Governance Committee, will approve a related person transaction involving a director if the Board determines in advance that the transaction is not inconsistent with the best interest of HEI and its shareholders. The Board, acting through the Audit Committee, will approve a related person transaction involving an officer if the Board determines in advance that the transaction is not in violation of HEI’s Corporate Code of Conduct.

Are there any related person transactions with HECO?

There have been no transactions since January 1, 2009, and there are no currently proposed transactions, in which HECO or any of its subsidiaries was a participant, the amount involved exceeds $120,000, and any related person (as defined in Item 404 of Regulation S-K) had or will have a direct or indirect material interest.

Are HECO directors independent?

HECO has a guarantee with respect to QUIPS listed on the New York Stock Exchange (NYSE). Because HEI has common stock listed on NYSE and HECO is a wholly-owned subsidiary of HEI, HEI is subject to the corporate governance listing standards in Section 303A of the NYSE Listed Company Manual and, by reason of an exemption resulting from HEI’s listing, HECO is not. Accordingly, HECO is exempt from NYSE listing standards 303A.01 and 303A.02 regarding director independence.

Although HECO is exempt from NYSE listing standards 303A.01 and 303A.02, HECO voluntarily endeavors to comply with these standards for director independence. The HEI Nominating and Corporate Governance Committee assists the HECO Board with its independence determinations.

For a director to be considered independent under NYSE listing standards 303A.01 and 303A.02, the HECO Board must determine that the director does not have any direct or indirect material relationship with HECO or its parent or subsidiaries. The NYSE standards also specify circumstances under which a director may not be considered independent, such as when the director has been an employee of the company within the last three fiscal years, if the director has had certain relationships with the company’s external or internal auditor within the last three fiscal years or when the company has made or received payments for goods or services to entities with which the director or an immediate family member (as defined by NYSE) of the director has specified affiliations and the aggregate amount of such payments in any year within the last three fiscal years exceeds the greater of $1,000,000 or 2% of such entity’s consolidated gross revenues for the last fiscal year.

The HEI Nominating and Corporate Governance Committee and the HECO Board considered the information below, which was provided by HECO directors and/or HEI and its subsidiaries, concerning relationships between the director (or the director’s immediate family members and entities with which such directors or immediate family members have certain affiliations) and HECO (and its affiliates). Based on its consideration of the relationships described below and the recommendations of the HEI Nominating and Corporate Governance Committee, the HECO Board determined that all of the nonemployee directors of HECO (Messrs. Fargo, Johns, Kobayashi, Jr., Myers, Nakada, Oshima, Taketa, Taniguchi and Watanabe and Mses. Fowler and Takabuki) are independent. The remaining directors of HECO, Ms. Lau and Mr. Rosenblum, are employee directors.

•

With respect to Messrs. Johns, Kobayashi, Jr., Nakada, Taniguchi and Ms. Takabuki, the HECO Board considered the amounts paid during the last three fiscal years to purchase electricity from HECO, HELCO or MECO (the sole public utilities providing electricity to the islands of Oahu, Hawaii and Maui, respectively) by entities employing these directors and where their immediate family members are executive officers. None of the amounts paid by any of these entities for electricity (excluding pass-through surcharges for fuel and for Hawaii state revenue taxes) within the last three fiscal years exceeded the NYSE threshold that would automatically result in a director being non-independent (i.e., the greater of $1 million or 2% of such entity’s consolidated gross revenues for the last fiscal year). The HECO Board also considered that HECO, HELCO and MECO are the sole source of electric power on the islands of Oahu, Hawaii and Maui, respectively, and that the rates charged by these public utilities for electricity are fixed by state regulatory authority. Since purchasers of electricity from HECO, HELCO and MECO have no choice as to supplier and no ability to negotiate rates or other terms, the HECO Board determined that these relationships do not impair the independence of these directors.

•

With respect to Messrs. Johns, Nakada and Taketa, the HECO Board considered the amount of charitable contributions during the last three fiscal years from HEI and its subsidiaries to nonprofit organizations where these directors serve as executive officers. No such donations exceeded $200,000 per entity in any single fiscal year during the last three fiscal years. In determining that none of these relationships affected director independence, the HECO Board considered that Company policy requires that charitable contributions from HECO or its affiliates that directly benefit entities from which a HECO director receives compensation is to be pre-approved by the HEI Nominating and Corporate Governance Committee and ratified by the HEI Board.

•

With respect to Messrs. Johns, Nakada, Taketa, Taniguchi and Watanabe, the HECO Board considered other director or officer positions held by those directors at entities for which another HECO director or officer serves as a director or officer and determined that none of these relationships affected the independence of these directors. None of these relationships resulted in a compensation committee interlock or would automatically preclude an independence finding under the NYSE standards.

•	With respect to Mr. Kobayashi, Jr., the HECO Board determined that the service of his father as an ASB director did not impair Mr. Kobayashi, Jr.’s independence as a HECO director.

•	With respect to Mr. Watanabe, the HECO Board determined that the preferential rate mortgage loan that Mr. Watanabe has from ASB does not impair Mr. Watanabe’s independence as a HECO director.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

HEI:

The information required under this item is incorporated herein by reference to the relevant information in the Audit Committee Report in the HEI 2010 Proxy Statement (but no other part of the “Audit Committee Report” is incorporated herein by reference).

HECO:

Principal accountant fees

The table below shows the fees paid or payable to KPMG LLP (HECO’s independent registered public accounting firm) relating to the audit of HECO’s 2009 consolidated financial statements and fees for other professional services billed to HECO in 2009 with comparative amounts for 2008:

	2009	2008
Audit fees (principally consisted of fees associated with the audit of the consolidated financial statements and internal control over financial reporting, quarterly reviews, issuances of letters to underwriters, review of registration statements and issuance of consents)	$829,000	$895,000
Audit-related fees (principally consisted of fees associated with the audit of the financial statements of certain employee benefit plans)	15,000	12,500
Tax fees	—	—
All other fees	—	—

	$844,000	$907,500

Pre-Approval Policies

Pursuant to its charter, the HECO Audit Committee provides input to the HEI Audit Committee regarding pre-approval of all audit and permitted non-audit services of the independent registered public accounting firm engaged to audit HEI’s consolidated financial statements with respect to HECO, such as with respect to the audit of HECO’s consolidated financial statements. The HECO Audit Committee may delegate this responsibility to one or more of its members, provided that such member or members report to the full Committee at its next regularly scheduled meeting any such input provided to the HEI Audit Committee. With such input, the HEI Audit Committee pre-approved all of the audit and audit-related services reflected in the table above.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial statements

The financial statements for HEI and HECO are incorporated herein by reference to pages 69 to 133 of HEI Exhibit 13 and to pages 7 to 59 of HECO Exhibit 99 to the Company’s Current Report on Form 8-K dated February 19, 2010, respectively.

	Form 8-K dated February 19, 2010
	Page/s in HEI Exhibit 13	Page/s in HECO Exhibit 99
	HEI	HECO
Report of Independent Registered Public Accounting Firm	69	7
Consolidated Statements of Income, Years ended December 31, 2009, 2008 and 2007	70	8
Consolidated Balance Sheets, December 31, 2009 and 2008	71	9
Consolidated Statements of Capitalization, December 31, 2009 and 2008	NA	10-11
Consolidated Statements of Changes in Stockholders’ Equity, Years ended December 31, 2009, 2008 and 2007	72	12
Consolidated Statements of Cash Flows, Years ended December 31, 2009, 2008 and 2007	73	13
Notes to Consolidated Financial Statements	74-133	14-59
NA Not applicable.

(a)(2) and (c) Financial statement schedules

The following financial statement schedules for HEI and HECO are included in this report on the pages indicated below:

		Page/s in Form 10-K
		HEI	HECO
Report of Independent Registered Public Accounting Firm		89	90
Schedule I	Condensed Financial Information of Registrant, Hawaiian Electric Industries, Inc. (Parent Company) as of December 31, 2009 and 2008 and Years ended December 31, 2009, 2008 and 2007	91-93	NA
Schedule II	Valuation and Qualifying Accounts, Years ended December 31, 2009, 2008 and 2007	94	94

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

[KPMG LLP letterhead]

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hawaiian Electric Industries, Inc.:

Under date of February 19, 2010, we reported on the consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, as contained in the 2009 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Company’s annual report on Form 10-K for the year 2009. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index under Item 15.(a)(2). These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Honolulu, Hawaii

February 19, 2010

[KPMG LLP letterhead]

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hawaiian Electric Company, Inc.:

Under date of February 19, 2010, we reported on the consolidated balance sheets and consolidated statements of capitalization of Hawaiian Electric Company, Inc. (a subsidiary of Hawaiian Electric Industries, Inc.) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements and our report thereon are incorporated by reference in the Company’s annual report on Form 10-K for the year 2009. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index under Item 15.(a)(2). The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Honolulu, Hawaii

February 19, 2010

Hawaiian Electric Industries, Inc.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)

CONDENSED BALANCE SHEETS

December 31	2009	2008
(dollars in thousands)

Assets
Cash and equivalents	$2,915	$7,130
Notes receivable from subsidiaries	—	41,550
Accounts receivable	1,625	1,838
Property, plant and equipment, net	818	981
Deferred income tax assets	8,340	13,148
Other assets	6,368	4,350
Investments in subsidiaries, at equity	1,806,353	1,679,269

	$1,826,419	$1,748,266

Liabilities and stockholders’ equity
Liabilities
Accounts payable	$6,612	$6,447
Notes payable to subsidiaries	6,205	12,523
Commercial paper	41,989	—
Long-term debt, net	307,000	307,000
Other	22,965	32,842

	384,771	358,812

Stockholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	$—	$—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 92,520,638 shares and 90,515,573 shares	1,265,157	1,231,629
Retained earnings	184,213	210,840
Accumulated other comprehensive loss	(7,722)	(53,015)

	1,441,648	1,389,454

	$1,826,419	$1,748,266

Note to Balance Sheets
Long-term debt consisted of :
HEI medium-term notes 4.23 and 6.141%, due 2011	$150,000	$150,000
HEI medium-term note 7.13%, due 2012	7,000	7,000
HEI medium-term notes 5.25%, due 2013	50,000	50,000
HEI medium-term notes 6.51%, due 2014	100,000	100,000

	$307,000	$307,000

The aggregate payments of principal required subsequent to December 31, 2009 on long-term debt are nil in 2010, $150 million in 2011, $7 million in 2012, $50 million in 2013 and $100 million in 2014.

As of December 31, 2009, HEI has a General Agreement of Indemnity in favor of both SAFECO Insurance Company of America (SAFECO) and Travelers Casualty and Surety Company of America (Travelers) for losses in connection with any and all bonds, undertakings or instruments of guarantee and any renewals or extensions thereof executed by SAFECO or Travelers, including, but not limited to, a $0.2 million self-insured United States Longshore & Harbor bond and a $0.5 million self-insured automobile bond.

Hawaiian Electric Industries, Inc.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF INCOME

Years ended December 31	2009	2008	2007
(in thousands)

Revenues	$400	$499	$629

Equity in income of subsidiaries	100,896	109,830	110,618

	101,296	110,329	111,247

Expenses:

Operating, administrative and general	12,675	12,652	13,965

Depreciation of property, plant and equipment	409	431	391

Taxes, other than income taxes	337	328	313

	13,421	13,411	14,669

Operating income	87,875	96,918	96,578

Interest expense	18,517	21,727	26,594

Income before income tax benefits	69,358	75,191	69,984
Income tax benefits	13,653	15,087	14,795

Net income	$83,011	$90,278	$84,779

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

Hawaiian Electric Industries, Inc.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(in thousands)	2009	2008	2007
Cash flows from operating activities
Net income	$83,011	$90,278	$84,779
Adjustments to reconcile net income to net cash provided by operating activities
Equity in net income of continuing subsidiaries	(100,896)	(109,830)	(110,618)
Common stock dividends/distributions received from subsidiaries	105,128	122,391	72,260
Depreciation of property, plant and equipment	409	431	391
Other amortization	373	448	480
Deferred income taxes	(78)	(10)	2,543
Change in excess tax benefits from share-based payment arrangements	310	(405)	(195)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	213	(304)	77
Increase (decrease) in accounts payable	165	(1,159)	(221)
Increase (decrease) in taxes accrued	(2,799)	6,667	2,034
Changes in other assets and liabilities	3,655	5,003	3,393

Net cash provided by operating activities	89,491	113,510	54,923

Cash flows from investing activities
Net decrease (increase) in notes receivable from subsidiaries	10,464	(41,550)	—
Capital expenditures	(246)	(76)	(610)
Investments in subsidiaries	(61,969)	(1,555)	(80)
Proceeds from sale of fixed assets	—	—	457

Net cash used in investing activities	(51,751)	(43,181)	(233)

Cash flows from financing activities
Net increase (decrease) in notes payable to subsidiaries with original maturities of three months or less	39,869	(4,544)	15,814
Net decrease in short-term borrowings with original maturities of three months or less	—	(62,990)	(175)
Repayments of short-term borrowings with original maturities greater than three months	—	(50,000)	—
Repayment of long-term debt	—	—	(10,000)
Change in excess tax benefits from share-based payment arrangements	(310)	405	195
Net proceeds from issuance of common stock	15,329	136,443	21,072
Common stock dividends	(96,843)	(83,604)	(81,489)

Net cash used in financing activities	(41,955)	(64,290)	(54,583)

Net increase (decrease) in cash and equivalents	(4,215)	6,039	107
Cash and equivalents, January 1	7,130	1,091	984

Cash and equivalents, December 31	$2,915	$7,130	$1,091

Supplemental disclosures of noncash activities:

In 2009, 2008 and 2007, $1.3 million, $2.7 million and $2.3 million, respectively, of HEI advances to ASHI were converted to equity in noncash transactions.

Under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $17 million, $21 million and $21 million in 2009, 2008 and 2007, respectively. HEI satisfied the requirements of the HEI DRIP and the Hawaiian Electric Industries Retirement Savings Plan (HEIRS) (from April 16, 2009 through September 3, 2009) and the ASB 401(k) Plan (from May 7, 2009 through September 3, 2009) by acquiring for cash its common shares through open market purchases rather than by issuing additional shares. Effective September 4, 2009, HEI resumed satisfying the requirements of the HEI DRIP, HEIRS and ASB 401(k) Plan through the issuance of additional shares of common stock.

Hawaiian Electric Industries, Inc.

and Hawaiian Electric Company, Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2009, 2008 and 2007

Col. A	Col. B	Col. C				Col. D		Col. E
(in thousands)		Additions
Description	Balance at beginning of period	Charged to costs and expenses		Charged to other accounts		Deductions		Balance at end of period
2009
Allowance for uncollectible accounts – electric utility	$3,425	$4,704		$8,764	(a)	$13,071	(b)	$3,822

Allowance for uncollectible interest – bank	$634	—		$2,313		—		$2,947

Allowance for losses for loans receivable – bank	$35,798	$32,000		$847	(a)	$26,966	(b)	$41,679

2008
Allowance for uncollectible accounts – electric utility	$2,010	$6,627		$2,582	(a)	$7,794	(b)	$3,425

Allowance for uncollectible interest – bank	$32	—		$602		—		$634

Allowance for losses for loans receivable – bank	$30,211	$10,334		$879	(a)	$5,626	(b)	$35,798

Valuation allowance for deferred tax assets – other	$766	$37	(c)	—		$803	(d)	$—

2007
Allowance for uncollectible accounts – electric utility	$1,674	$2,527		$1,050	(a)	$3,241	(b)	$2,010

Allowance for uncollectible interest – bank	$43	—		—		$11		$32

Allowance for losses for loans receivable – bank	$31,228	$5,700		$1,007	(a)	$7,724	(b)	$30,211

Valuation allowance for deferred tax assets – other	$627	$139	(c)	—		—		$766

(a)	Primarily bad debts recovered.
(b)	Bad debts charged off.
(c)	Estimated change in the non-deductible executive compensation pursuant to Internal Revenue Code §162(m).
(d)	Income tax valuation allowance adjustment.

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ James A. Ajello	By	/s/ Tayne S. Y. Sekimura
	James A. Ajello		Tayne S. Y. Sekimura
Senior Financial Vice President, Treasurer and Chief
	Financial Officer of HEI		Senior Vice President and Chief Financial Officer of HECO
	(Principal Financial Officer of HEI)		(Principal Financial Officer of HECO)

Date: February 26, 2010		Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on February 26, 2010. The execution of this report by each of the undersigned who signs this report solely in such person’s capacity as a director or officer of Hawaiian Electric Company, Inc. shall be deemed to relate only to matters having reference to such registrant and its subsidiaries.

Signature	Title

/s/ Constance H. Lau	President of HEI and Director of HEI
Constance H. Lau	Chairman of the Board of Directors of HECO
(Chief Executive Officer of HEI)

/s/ Richard M. Rosenblum	President and Director of HECO
Richard M. Rosenblum	(Chief Executive Officer of HECO)

/s/ James A. Ajello	Senior Financial Vice President, Treasurer
James A. Ajello	and Chief Financial Officer of HEI
(Principal Financial Officer of HEI)

/s/ David M. Kostecki	Vice President-Finance, Controller and
David M. Kostecki	Chief Accounting Officer
(Principal Accounting Officer of HEI)

SIGNATURES (continued)

Signature	Title

/s/ Tayne S. Y. Sekimura	Senior Vice President and Chief Financial Officer of HECO
Tayne S. Y. Sekimura	(Principal Financial Officer of HECO)

/s/ Patsy H. Nanbu	Controller of HECO
Patsy H. Nanbu	(Principal Accounting Officer of HECO)

/s/ Don E. Carroll	Director of HEI
Don E. Carroll

/s/ Shirley J. Daniel	Director of HEI
Shirley J. Daniel

/s/ Thomas B. Fargo	Director of HEI and HECO
Thomas B. Fargo

/s/ Peggy Y. Fowler	Director of HECO
Peggy Y. Fowler

/s/ Richard W. Gushman, II	Director of HEI
Richard W. Gushman, II

/s/ Timothy E. Johns	Director of HECO
Timothy E. Johns

/s/ Bert A. Kobayashi, Jr.	Director of HECO
Bert A. Kobayashi, Jr.

SIGNATURES (continued)

Signature	Title

/s/ Victor Hao Li	Director of HEI
Victor Hao Li

/s/ A. Maurice Myers	Director of HEI
A. Maurice Myers

/s/ David M. Nakada	Director of HECO
David M. Nakada

/s/ Alan M. Oshima	Director of HECO
Alan M. Oshima

/s/ Diane J. Plotts	Director of HEI
Diane J. Plotts

/s/ James K. Scott	Director of HEI
James K. Scott

/s/ Anne M. Takabuki	Director of HECO
Anne M. Takabuki

/s/ Kelvin H. Taketa	Director of HEI and HECO
Kelvin H. Taketa

/s/ Barry K. Taniguchi	Director of HEI and HECO
Barry K. Taniguchi

/s/ Jeffrey N. Watanabe	Chairman of the Board of Directors of HEI
Jeffrey N. Watanabe	and Director of HECO

EXHIBIT INDEX

The exhibits designated by an asterisk (*) are filed herewith. The exhibits not so designated are incorporated by reference to the indicated filing. A copy of any exhibit may be obtained upon written request for a $0.20 per page charge from the HEI Shareholder Services Division, P.O. Box 730, Honolulu, Hawaii 96808-0730.

Exhibit no.	Description
HEI:
3(i)	HEI’s Amended and Restated Articles of Incorporation (Exhibit 3(i) to HEI’s Current Report on Form 8-K, dated May 5, 2009, File No. 1-8503).

3(ii)	Amended and Restated Bylaws of HEI as last amended October 31, 2008 (Exhibit 3(ii) to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-8503).

4.1	Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of HEI and its subsidiaries (Exhibit 4.1 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-8503).

4.2	Indenture, dated as of October 15, 1988, between HEI and Citibank, N.A., as Trustee (Exhibit 4 to Registration Statement on Form S-3, Registration No. 33-25216).

4.3(a)	First Supplemental Indenture dated as of June 1, 1993 between HEI and Citibank, N.A., as Trustee, to Indenture dated as of October 15, 1988 between HEI and Citibank, N.A., as Trustee (Exhibit 4(a) to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-8503).

4.3(b)	Second Supplemental Indenture dated as of April 1, 1999 between HEI and Citibank, N.A., as Trustee, to Indenture dated as of October 15, 1988 between HEI and Citibank, N.A., as Trustee (Exhibit 4.1 to HEI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-8503).

4.3(c)	Third Supplemental Indenture dated as of August 1, 2002 between HEI and Citibank, N.A., as Trustee, to Indenture dated as of October 15, 1988 between HEI and Citibank, N.A., as Trustee (Exhibit 4 to HEI’s Current Report on Form 8-K, dated August 16, 2002, File No. 1-8503).

4.4(a)	Pricing Supplement No. 13 to Registration Statement on Form S-3 of HEI (Registration No. 33-58820) filed on September 26, 1997 in connection with the sale of Medium-Term Notes, Series B, 7.13% due October 1, 2012.

4.4(b)	Pricing Supplement No. 1 to Registration Statement on Form S-3 of HEI (Registration No. 333-73225) filed on May 3, 1999 in connection with the sale of Medium-Term Notes, Series C, 6.51% due May 5, 2014.

4.4(c)	Pricing Supplement No. 2 to Registration Statement on Form S-3 of HEI (Registration No. 333-87782) filed on March 5, 2003 in connection with the sale of Medium-Term Notes, Series D, 5.25% due March 7, 2013.

4.4(d)	Pricing Supplement No. 3 to Registration Statement on Form S-3 of HEI (Registration No. 333-87782) filed on March 15, 2004 in connection with the sale of Medium-Term Notes, Series D, 4.23% due March 15, 2011.

4.4(e)	Pricing Supplement No. 4 to Registration Statement on Form S-3 of HEI (Registration No. 333-87782) filed on August 4, 2006 in connection with the sale of Medium-Term Notes, Series D, 6.141% due August 15, 2011.

4.5(a)	Hawaiian Electric Industries Retirement Savings Plan, restatement effective January 1, 2008 (Exhibit 99.1 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-8503).

4.5(b)	Amendment 2009-1 to the Hawaiian Electric Industries Retirement Savings Plan, executed May 5, 2009 (Exhibit 99.1 to HEI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-8503).

4.6(a)	Trust Agreement dated as of February 1, 2000 between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.1 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-8503).

4.6(b)	First Amendment dated as of August 1, 2000 to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.1 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-8503).

4.6(c)	Second Amendment dated as of November 1, 2000 to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.2 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-8503).

4.6(d)	Third Amendment dated as of April 1, 2001 to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99 to HEI’s Current Report on Form 8-K dated June 19, 2001, File No. 1-8503).

Exhibit no.	Description
4.6(e)	Fourth Amendment dated as of December 31, 2001 to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.1 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-8503).

4.6(f)	Fifth Amendment dated as of April 1, 2002, to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.1 to HEI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-8503).

4.6(g)	Sixth Amendment dated as of January 1, 2002, to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.8 to HEI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-8503).

4.6(h)	Seventh Amendment dated as of July 1, 2002, to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.1 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-8503).

4.6(i)	Eighth Amendment dated as of September 1, 2003, to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-8503).

4.6(j)	Ninth Amendment dated as of February 2, 2004, to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.2 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-8503).

4.6(k)	Tenth Amendment dated as of October 3, 2005, to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.2(k) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-8503).

4.6(l)	Eleventh Amendment dated as of November 1, 2006, to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.2(l) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-8503).

4.6(m)	Twelfth Amendment dated as of August 1, 2007, to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.2 to HEI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-8503).

4.6(n)	Thirteenth Amendment dated as of October 17, 2008, to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.2(n) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-8503).

4.6(o)	Fourteenth Amendment dated as of December 31, 2008, to Trust Agreement (dated as of February 1, 2000) between HEI and Fidelity Management Trust Company, as Trustee (Exhibit 99.2(o) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-8503).

*4.6(p)	Fifteenth Amendment effective as of January 15, 2010, to Trust Agreement (dated as of February 1, 2000) between HEI, ASB and Fidelity Management Trust Company, as Trustee.

4.7	Hawaiian Electric Industries, Inc. Dividend Reinvestment and Stock Purchase Plan, as amended and restated (Exhibit 4(a) to Registration Statement on Form S-3, Registration No. 333-158999).

4.8	American Savings Bank 401k Plan (Exhibit 4 to Registration Statement on Form S-8, Registration No. 333-159000).

10.1	Conditions for the Merger and Corporate Restructuring of Hawaiian Electric Company, Inc. dated September 23, 1982. (Exhibit 10.1 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-8503).

10.2	Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988, between HEI, HEIDI and the Federal Savings and Loan Insurance Corporation (by the Federal Home Loan Bank of Seattle) (Exhibit (28)-2 to HEI’s Current Report on Form 8-K dated May 26, 1988, File No. 1-8503).

10.3	OTS letter regarding release from Part II.B. of the Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988 (Exhibit 10.3(a) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-8503).

HEI Exhibits 10.4 through 10.19(c) are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this report. HEI Exhibits 10.4 through 10.17(a) are management contracts or compensatory plans or arrangements with HECO participants.

Exhibit no.	Description
10.4	HEI Executive Incentive Compensation Plan amended and restated as of February 23, 2009 (Exhibit 10.4 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-8503).

10.5	HEI Executives’ Deferred Compensation Plan (Exhibit 10.2 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-8503).

10.6	[Intentionally omitted].

10.7(a)	1987 Stock Option and Incentive Plan of HEI (as amended and restated effective January 22, 2008) (Exhibit 10.3 to HEI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-8503).

10.7(b)	Form of Hawaiian Electric Industries, Inc. Stock Option Agreement with Dividend Equivalents (Exhibit 10.7(b) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, File No. 1-8503).

10.7(c)	Form of Hawaiian Electric Industries, Inc. Stock Appreciation Right Agreement with Dividend Equivalents (Exhibit 10.2 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-8503).

10.7(d)	Form of Hawaiian Electric Industries, Inc. Stock Appreciation Right Agreement with Dividend Equivalents (effective for April 7, 2005 stock appreciation rights grant) (Exhibit 10.1 to HEI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-8503).

10.7(e)	Form of Restricted Stock Agreement Pursuant to the 1987 Stock Option and Incentive Plan of Hawaiian Electric Industries, Inc. (Exhibit 10.2 to HEI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-8503).

10.7(f)	Form of Restricted Stock Unit Agreement Pursuant to the 1987 Stock Option and Incentive Plan of HEI (Exhibit 10.7(f) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-8503).

10.8	HEI Long-Term Incentive Plan amended and restated as of February 23, 2009 (Exhibit 10.8 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-8503).

10.9	HEI Supplemental Executive Retirement Plan amended and restated as of January 1, 2009 (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-8503).

10.9(a)	Amendments to the HEI Supplemental Executive Retirement Plan Freezing Benefit Accruals Effective December 31, 2008 (Exhibit 10.9(a) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-8503).

10.10	HEI Excess Pay Plan amended and restated as of January 1, 2009 (Exhibit 10.10 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-8503).

10.10(a)	HEI Excess Pay Plan Addendum for Constance H. Lau (Exhibit 10.10(a) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-8503).

10.10(b)	HEI Excess Pay Plan Addendum for Curtis Y. Harada (Exhibit 10.10(b) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-8503).

*10.10(c)	HEI Excess Pay Plan Addendum for Richard M. Rosenblum.

10.11	Form of Change in Control Agreement (Exhibit 10.11 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-8503).

10.12	Nonemployee Director Retirement Plan, effective as of October 1, 1989 (Exhibit 10.15 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-8503).

10.13	HEI 1990 Nonemployee Director Stock Plan As Amended and Restated: May 6, 2008 (Exhibit 10.4 to HEI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-8503).

10.14	Nonemployee Director’s Compensation Schedule effective January 22, 2008 (Exhibit 10.14 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-8503).

10.15	HEI Non-Employee Directors’ Deferred Compensation Plan (Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-8503).

10.16	Executive Death Benefit Plan of HEI and Participating Subsidiaries restatement effective as of January 1, 2009 (Exhibit 10.6 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-8503).

Exhibit no.	Description
10.16(a)	Resolution of the Compensation Committee of the Board of Directors of Hawaiian Electric Industries, Inc. Re: Adoption of Amendment No. 1 to January 1, 2009 Restatement of the Executive Death Benefit Plan (Exhibit 10.1 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-8503).

10.17	Severance Pay Plan for Merit Employees of HEI and affiliates, restatement effective as of January 1, 2009 (Exhibit 10.17 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-8503).

10.17(a)	Addendum A of Severance Pay Plan for Merit Employees of HEI and affiliates, restatement effective as of January 1, 2009 for James A. Ajello and Richard M. Rosenblum (Exhibit 10.17(a) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-8503).

10.18	American Savings Bank Select Deferred Compensation Plan (Restatement Effective January 1, 2009) (Exhibit 10.7 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-8503).

10.19	American Savings Bank Supplemental Executive Retirement, Disability, and Death Benefit Plan, effective January 1, 2009 (Exhibit 10.8 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-8503).

10.19(a)	American Savings Bank Supplemental Executive Retirement, Disability, and Death Benefit Plan Addendum for Timothy K. Schools, effective December 31, 2008 (Exhibit 10.19(a) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-8503).

10.19(b)	Amendments to the American Savings Bank Supplemental Executive Retirement, Disability, and Death Benefit Plan Freezing Benefit Accruals Effective December 31, 2008 (Exhibit 10.19(b) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-8503).

10.19(c)	Letter agreement between ASB and Timothy Schools, effective May 1, 2009, regarding the purchase of his residence in Honolulu (Exhibit 10 to HEI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 1-8503).

10.20	Credit Agreement, dated as of March 31, 2006, among HEI, as Borrower, the Lenders Party Hereto and Bank of Hawaii, as Co-Syndication Agent, and First Hawaiian Bank, as Co-Syndication Agent, and Wells Fargo Bank, N.A., as Co-Documentation Agent, and U.S. Bank National Association, as Co-Documentation Agent, and Union Bank of California, N.A., as Co-Documentation Agent, and The Bank of New York, as Administrative Agent, and BNY Capital Markets, Inc., as Sole Lead Arranger and Book Runner (Exhibit 10.1 to HEI’s Current Report on Form 8-K, dated April 3, 2006, File No. 1-8503).

10.20(a)	Assignment and Acceptance Agreement dated as of September 18, 2008 by and between Lehman Brothers Bank, FSB and Bank Hapoalim BM and HEI Consent (Exhibit 10.1 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-8503).

10.20(b)	Amendment No. 1 to Credit Agreement, dated as of February 6, 2009, by and among HEI, the Lenders and The Bank of New York Mellon (Exhibit 10.20(b) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-8503).

*11	Computation of Earnings per Share of Common Stock.

*12	Computation of Ratio of Earnings to Fixed Charges.

13	HEI’s 2009 Annual Report to Shareholders (Selected Sections) (HEI Exhibit 13 to HEI’s Current Report on Form 8-K dated February 19, 2010, File No. 1-8503).

*21	Subsidiaries of HEI.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification Pursuant to 13a-14 of the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer).

*31.2	Certification Pursuant to 13a-14 of the Securities Exchange Act of 1934 of James A. Ajello (HEI Chief Financial Officer).

*32.1	Written Statement of Constance H. Lau (HEI Chief Executive Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit no.	Description
*32.2	Written Statement of James A. Ajello (HEI Chief Financial Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

HECO:

3(i).1	HECO’s Certificate of Amendment of Articles of Incorporation (Exhibit 3.1 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

3(i).2	Articles of Amendment to HECO’s Amended Articles of Incorporation (Exhibit 3.1(b) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No 1-4955).

3(i).3	Articles of Amendment to HECO’s Amended Articles of Incorporation (Exhibit 3(i).4 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No 1-4955).

3(i).4	Articles of Amendment V of HECO’s Amended Articles of Incorporation effective August 6, 2009 (Exhibit 3(i).4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-4955).

3(ii)	HECO’s Amended and Restated Bylaws (as last amended August 6, 2009) (Exhibit 3(ii) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-4955).

4.1	Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of HECO, HELCO and MECO (Exhibit 4.1 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-4955).

4.2	Certificate of Trust of HECO Capital Trust III (incorporated by reference to Exhibit 4(a) to Registration No. 333-111073).

4.3	Amended and Restated Trust Agreement of HECO Capital Trust III dated as of March 1, 2004 (Exhibit 4(c) to HECO’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.4	HECO Junior Indenture with The Bank of New York, as Trustee, dated as of March 1, 2004 (Exhibit 4(f) to HECO’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.5	6.500% Quarterly Income Trust Preferred Security issued by HECO Capital Trust III, dated March 18, 2004 (Exhibit 4(d) to HECO’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.6	6.500% Junior Subordinated Deferrable Interest Debenture, Series 2004 issued by HECO, dated March 18, 2004 (Exhibit 4(g) to HECO’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.7	Trust Guarantee Agreement between The Bank of New York, as Trust Guarantee Trustee, and HECO dated as of March 1, 2004 (Exhibit 4(l) to HECO’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.8	MECO Junior Indenture with The Bank of New York, as Trustee, including HECO Subsidiary Guarantee, dated as of March 1, 2004 (Exhibit 4(h) to HECO’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.9	HELCO Junior Indenture with The Bank of New York, as Trustee, including HECO Subsidiary Guarantee, dated as of March 1, 2004 (Exhibit 4(j) to HECO’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.10	6.500% Junior Subordinated Deferrable Interest Debenture, Series 2004 issued by MECO, dated March 18, 2004 (Exhibit 4(i) to HECO’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.11	6.500% Junior Subordinated Deferrable Interest Debenture, Series 2004 issued by HELCO, dated March 18, 2004 (Exhibit 4(k) to HECO’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.12	Expense Agreement, dated March 1, 2004, among HECO Capital Trust III, HECO, MECO and HELCO (Exhibit 4(m) to HECO’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

10.1(a)	Power Purchase Agreement between Kalaeloa Partners, L.P., and HECO dated October 14, 1988 (Exhibit 10(a) to HECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, File No. 1-4955).

10.1(b)	Amendment No. 1 to Power Purchase Agreement between HECO and Kalaeloa Partners, L.P., dated June 15, 1989 (Exhibit 10(c) to HECO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, File No. 1-4955).

10.1(c)	Lease Agreement between Kalaeloa Partners, L.P., as Lessor, and HECO, as Lessee, dated February 27, 1989 (Exhibit 10(d) to HECO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, File No. 1-4955).

10.1(d)	Restated and Amended Amendment No. 2 to Power Purchase Agreement between HECO and Kalaeloa Partners, L.P., dated February 9, 1990 (Exhibit 10.2(c) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4955).

Exhibit no.	Description
10.1(e)	Amendment No. 3 to Power Purchase Agreement between HECO and Kalaeloa Partners, L.P., dated December 10, 1991 (Exhibit 10.2(e) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-4955).

10.1(f)	Amendment No. 4 to Power Purchase Agreement between HECO and Kalaeloa Partners, L.P., dated October 1, 1999 (Exhibit 10.1 to HECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-4955).

10.1(g)	Confirmation Agreement Concerning Section 5.2B(2) of Power Purchase Agreement and Amendment No. 5 to Power Purchase Agreement between HECO and Kalaeloa Partners, L.P., dated October 12, 2004 (Exhibit 10.3 to HECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-4955).

10.1(h)	Agreement for Increment Two Capacity and Amendment No. 6 to Power Purchase Agreement between HECO and Kalaeloa Partners, L.P., dated October 12, 2004 (Exhibit 10.4 to HECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-4955).

10.2(a)	Power Purchase Agreement between AES Barbers Point, Inc. and HECO, entered into on March 25, 1988 (Exhibit 10(a) to HECO’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1988, File No. 1-4955).

10.2(b)	Agreement between HECO and AES Barbers Point, Inc., pursuant to letters dated May 10, 1988 and April 20, 1988 (Exhibit 10.4 to HECO’s Annual Report on Form 10-K for fiscal year ended December 31, 1988, File No. 1-4955).

10.2(c)	Amendment No. 1, entered into as of August 28, 1988, to Power Purchase Agreement between AES Barbers Point, Inc. and HECO (Exhibit 10 to HECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, File No. 1-4955).

10.2(d)	HECO’s Conditional Notice of Acceptance to AES Barbers Point, Inc. dated January 15, 1990 (Exhibit 10.3(c) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4955).

10.2(e)	Amendment No. 2, entered into as of May 8, 2003, to Power Purchase Agreement between AES Hawaii, Inc. and HECO (Exhibit 10.2(e) to HECO’s Annual Report on Form 10-K for fiscal year ended December 31, 2003, File No. 1-4955).

10.3(a)	Agreement between MECO and Hawaiian Commercial & Sugar Company pursuant to letters dated November 29, 1988 and November 1, 1988 (Exhibit 10.8 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

10.3(b)	Amended and Restated Power Purchase Agreement by and between A&B-Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO, dated November 30, 1989 (Exhibit 10(e) to HECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, File No. 1-4955).

10.3(c)	First Amendment to Amended and Restated Power Purchase Agreement by and between A&B-Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO, dated November 1, 1990, amending the Amended and Restated Power Purchase Agreement dated November 30, 1989 (Exhibit 10(f) to HECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, File No. 1-4955).

10.3(d)	Letter agreement dated December 11, 1997 to Extend Term of Amended and Restated Power Purchase Agreement Between A&B-Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO dated November 30, 1989, as Amended on November 1, 1990 (Exhibit 10.4(c) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.3(e)	Letter agreement dated October 22, 1998 to Extend Term of Amended and Restated Power Purchase Agreement Between A&B-Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO dated November 30, 1989, as Amended on November 1, 1990 (Exhibit 10.4(d) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-4955).

10.3(f)	Termination Notice dated December 27, 1999 for Amended and Restated Power Purchase Agreement by and between A&B Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO, dated November 30, 1989, as amended (Exhibit 10.2 to HECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-4955).

10.3(g)	Rescission dated January 23, 2001 of Termination Notice for Amended and Restated Power Purchase Agreement by and between A&B Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO, dated November 30, 1989, as amended (Exhibit 10.4(f) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-4955).

10.4(a)	Purchase Power Contract between HELCO and Thermal Power Company dated March 24, 1986 (Exhibit 10(a) to HECO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, File No. 1-4955).

Exhibit no.	Description
10.4(b)	Firm Capacity Amendment between HELCO and Puna Geothermal Venture (assignee of AMOR VIII, who is the assignee of Thermal Power Company) dated July 28, 1989 to Purchase Power Contract between HELCO and Thermal Power Company dated March 24, 1986 (Exhibit 10(b) to HECO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, File No. 1-4955).

10.4(c)	Amendment made in October 1993 to Purchase Power Contract between HELCO and Puna Geothermal Venture dated March 24, 1986, as amended (Exhibit 10.5(b) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.4(d)	Third Amendment dated March 7, 1995 to the Purchase Power Contract between HELCO and Puna Geothermal Venture dated March 24, 1986, as amended (Exhibit 10.5(c) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.4(e)	Performance Agreement and Fourth Amendment dated February 12, 1996 to the Purchase Power Contract between HELCO and Puna Geothermal Venture dated March 24, 1986, as amended (Exhibit 10.5(b) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4955).

10.5(a)	Purchase Power Contract between HECO and the City and County of Honolulu dated March 10, 1986 (Exhibit 10.9 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4955).

10.5(b)	Amendment No. 1 to Purchase Power Contract between HECO and the City and County of Honolulu dated March 10, 1986 (Exhibit 10.6(a) to HECO’s Annual Report on Form 10-K for fiscal year ended December 31, 2001, File No. 1-4955).

10.5(c)	Firm Capacity Amendment, dated April 8, 1991, to Purchase Power Contract, dated March 10, 1986, by and between HECO and the City & County of Honolulu (Exhibit 10 to HECO’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1991, File No. 1-4955).

10.5(d)	Amendment No. 2 to Purchase Power Contract Between HECO and City and County of Honolulu dated March 10, 1986 (Exhibit 10.6(c) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.6(a)	Power Purchase Agreement between Encogen Hawaii, L.P. and HELCO dated October 22, 1997 (but with the following attachments omitted: Attachment C, “Selected portions of the North American Electric Reliability Council Generating Availability Data System Data Reporting Instructions dated October 1996” and Attachment E, “Form of the Interconnection Agreement between Encogen Hawaii, L.P. and HELCO,” which is provided in final form as Exhibit 10.6(b)) (Exhibit 10.7 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.6(b)	Interconnection Agreement between Encogen Hawaii, L.P. and HELCO dated October 22, 1997 (Exhibit 10.7(a) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.6(c)	Amendment No. 1, executed on January 14, 1999, to Power Purchase Agreement between Encogen Hawaii, L.P. and HELCO dated October 22, 1997 (Exhibit 10.7(b) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-4955).

10.6(d)	Power Purchase Agreement Novation dated November 8, 1999 by and among Encogen Hawaii, L.P., Hamakua Energy Partners and HELCO (Exhibit 10.7(c) to HECO’s Annual Report on Form 10-K for fiscal year ended December 31, 2001, File No. 1-4955).

10.6(e)	Guarantee Agreement between Black River Energy, LLC and HELCO effective May 26, 2004 (Exhibit 10.7(e) to HECO’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, File No. 1-4955).

10.6(f)	Guarantee Agreement between Black River Energy, LLC and HELCO dated July 15, 2004 (Exhibit 10.7(f) to HECO’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, File No. 1-4955).

10.7(a)	Low Sulfur Fuel Oil Supply Contract by and between Chevron and HECO dated as of November 14, 1997 (confidential treatment has been requested for portions of this exhibit) (Exhibit 10.8 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.7(b)	First Amendment to Low Sulfur Fuel Oil Supply Contract by and between Chevron and HECO entered into as of April 12, 2004 (confidential treatment has been requested for portions of this exhibit, which has been redacted accordingly) (Exhibit 10(c) to HECO’s Current Report on Form 8-K, dated May 28, 2004, File No. 1-4955).

*10.7(c)	Second Amendment to Low Sulfur Fuel Oil Supply Contract by and between Chevron and HECO entered into as of December 2, 2009 (confidential treatment has been requested for portions of this exhibit, which has been redacted accordingly).

Exhibit no.	Description
10.8(a)	Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract by and between Chevron and HECO, MECO, HELCO, HTB and YB dated as of November 14, 1997 (confidential treatment has been requested for portions of this exhibit) (Exhibit 10.9 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.8(b)	Amendment to Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract by and between Chevron and HECO, MECO and HELCO entered into as of April 12, 2004 (confidential treatment has been requested for portions of this exhibit, which has been redacted accordingly) (Exhibit 10(d) to HECO’s Current Report on Form 8-K, dated May 28, 2004, File No. 1-4955).

10.9	Facilities and Operating Contract by and between Chevron and HECO dated as of November 14, 1997 (confidential treatment has been requested for portions of this exhibit) (Exhibit 10.10 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.10(a)	Low Sulfur Fuel Oil Supply Contract by and between BHP Petroleum Americas Refining Inc. and HECO dated as of November 14, 1997 (confidential treatment has been requested for portions of this exhibit) (Exhibit 10.11 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.10(b)	First Amendment to Low Sulfur Fuel Oil Supply Contract by and between Tesoro Hawaii Corporation, formerly known as BHP Petroleum Americas Refining Inc., and HECO dated March 29, 2004 (confidential treatment has been requested for portions of this exhibit, which has been redacted accordingly) (Exhibit 10(a) to HECO’s Current Report on Form 8-K, dated May 28, 2004, File No. 1-4955).

10.11(a)	Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract by and between BHP Petroleum Americas Refining Inc. and HECO, MECO and HELCO dated November 14, 1997 (confidential treatment has been requested for portions of this exhibit) (Exhibit 10.12 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.11(b)	First Amendment to Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract by and between Tesoro Hawaii Corporation, formerly known as BHP Petroleum Americas Refining Inc., and HECO, MECO and HELCO dated March 29, 2004 (confidential treatment has been requested for portions of this exhibit, which has been redacted accordingly) (Exhibit 10(b) to HECO’s Current Report on Form 8-K, dated May 28, 2004, File No. 1-4955).

10.12	Contract of private carriage by and between HITI and HELCO dated December 4, 2000 (Exhibit 10.13 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-4955).

10.13	Contract of private carriage by and between HITI and MECO dated December 4, 2000 (Exhibit 10.14 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-4955).

10.14	Energy Agreement among the State of Hawaii, Division of Consumer Advocacy of the Department of Commerce and Consumer Affairs, and the Hawaiian Electric Companies (Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-4955).

HECO Exhibits 10.15 through 10.18 are management plans required to be filed as an exhibit pursuant to Item 15(b) of this report.

10.15	Letter agreement dated June 13, 2008 between T. Michael May and HECO (Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-4955).

10.16	HEI Supplemental Executive Retirement Plan Addendum for T. Michael May dated October 28, 2008 (Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-4955).

*10.17	Separation Agreement, Release and Waiver between Amy E. Ejercito and HECO made and entered into as of September 10, 2009.

*10.18	Release, Transition and Consulting Agreement between Thomas L. Joaquin and HECO made and entered into as of June 5, 2009.

10.19	Credit Agreement, dated as of March 31, 2006, among HECO, as Borrower, the Lenders Party Hereto and Bank of Hawaii, as Co-Syndication Agent, and First Hawaiian Bank, as Co-Syndication Agent, and Wells Fargo Bank, N.A., as Co-Documentation Agent, and U.S. Bank National Association, as Co-Documentation Agent, and Union Bank of California, N.A., as Co-Documentation Agent, and The Bank of New York, as Administrative Agent, and BNY Capital Markets, Inc., as Sole Lead Arranger and Book Runner (Exhibit 10.2 to HECO’s Current Report on Form 8-K, dated April 3, 2006, File No. 1-4955).

Exhibit no.	Description
10.19(a)	Amendment No. 1 to Credit Agreement, dated as of October 20, 2006, by and among, HECO, the Lenders and The Bank of New York (now known as The Bank of New York Mellon) (Exhibit 10.17(a) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-4955).

10.19(b)	Assignment and Acceptance Agreement dated as of September 18, 2008 by and between Lehman Brothers Bank, FSB and Bank Hapoalim BM and HECO Consent (Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-4955).

10.19(c)	Amendment No. 2 to Credit Agreement, dated as of February 6, 2009, by and among, HECO, the Lenders and The Bank of New York Mellon (Exhibit 10.17(c) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-4955).

11	Computation of Earnings Per Share of Common Stock (See note on HECO’s Selected Financial Data on page 4 of HECO Exhibit 99 to HECO’s Current Report on Form 8-K, dated February 19, 2010, File No. 1-4955).

*12	Computation of Ratio of Earnings to Fixed Charges.

*21	Subsidiaries of HECO.

*23.2	Consent of Independent Registered Public Accounting Firm.

*31.3	Certification Pursuant to 13a-14 of the Securities Exchange Act of 1934 of Richard M. Rosenblum (HECO Chief Executive Officer).

*31.4	Certification Pursuant to 13a-14 of the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (HECO Chief Financial Officer).

*32.3	Written Statement of Richard M. Rosenblum (HECO Chief Executive Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.4	Written Statement of Tayne S. Y. Sekimura (HECO Chief Financial Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Reconciliation of electric utility operating income per HEI and HECO Consolidated Statements of Income.

99.2	Forward-Looking Statements, Selected Financial Data, HECO’s MD&A, Quantitative and Qualitative Disclosures about Market Risk, Annual Report of Management on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting and HECO’s Consolidated 2008 Financial Statements (with Report of Independent Registered Public Accounting Firm thereon) (Exhibit 99 to HECO’s Current Report on Form 8-K, dated February 19, 2010, File No. 1-4955).