Form 10-Q
period 2011-09-30
HAWAIIAN ELECTRIC CO INC; HAWAIIAN ELECTRIC INDUSTRIES INC
filed 2011-11-03
CIK 46207, 354707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding October 31, 2011
Hawaiian Electric Industries, Inc. (Without Par Value)	95,975,024 Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	13,830,823 Shares (not publicly traded)

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
(Do not check if a smaller reporting company)

Hawaiian Electric Industries, Inc. and Subsidiaries

Hawaiian Electric Company, Inc. and Subsidiaries

Form 10-Q—Quarter ended September 30, 2011

INDEX

Page No.
ii	Glossary of Terms
iv	Forward-Looking Statements

PART I. FINANCIAL INFORMATION
	Item 1.	Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
1		Consolidated Statements of Income (unaudited) - three and nine months ended September 30, 2011 and 2010
2		Consolidated Balance Sheets (unaudited) - September 30, 2011 and December 31, 2010
3		Consolidated Statements of Changes in Shareholders’ Equity (unaudited) - nine months ended September 30, 2011 and 2010
4		Consolidated Statements of Cash Flows (unaudited) - nine months ended September 30, 2011 and 2010
5		Notes to Consolidated Financial Statements (unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
24		Consolidated Statements of Income (unaudited) - three and nine months ended September 30, 2011 and 2010
25		Consolidated Balance Sheets (unaudited) - September 30, 2011 and December 31, 2010
26		Consolidated Statements of Changes in Common Stock Equity (unaudited) - nine months ended September 30, 2011 and 2010
27		Consolidated Statements of Cash Flows (unaudited) - nine months ended September 30, 2011 and 2010
28		Notes to Consolidated Financial Statements (unaudited)
46	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
46		HEI Consolidated
51		Electric Utilities
58		Bank
66	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
67	Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
68	Item 1.	Legal Proceedings
68	Item 1A.	Risk Factors
68	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
69	Item 5.	Other Information
74	Item 6.	Exhibits
75	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries

Hawaiian Electric Company, Inc. and Subsidiaries

Form 10-Q—Quarter ended September 30, 2011

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
Company

Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation: Hawaiian Electric Company, Inc. and its subsidiaries (listed under HECO); American Savings Holdings, Inc. and its subsidiary, American Savings Bank, F.S.B. and its former subsidiaries (listed under ASB); HEI Properties, Inc.; Hawaiian Electric Industries Capital Trust II and Hawaiian Electric Industries Capital Trust III (inactive financing entities); The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.) and Pacific Energy Conservation Services, Inc. (dissolved on April 1, 2011)

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

EPA	Environmental Protection Agency — federal
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FDIC	Federal Deposit Insurance Corporation
federal	U.S. Government
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board
FSS	Forward Starting Swaps

GLOSSARY OF TERMS, continued

Terms	Definitions

GAAP	U.S. generally accepted accounting principles
GHG	Greenhouse gas
GNMA	Government National Mortgage Association
HCEI	Hawaii Clean Energy Initiative
HECO

Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Hawaii Electric Light Company, Inc., Maui Electric Company, Limited, HECO Capital Trust III (unconsolidated subsidiary), Renewable Hawaii, Inc. and Uluwehiokama Biofuels Corp.

HEI

Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., American Savings Holdings, Inc., HEI Properties, Inc., Hawaiian Electric Industries Capital Trust II, Hawaiian Electric Industries Capital Trust III, The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.) and Pacific Energy Conservation Services, Inc. (dissolved on April 1, 2011)

HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELCO	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IPP	Independent power producer
Kalaeloa	Kalaeloa Partners, L.P.
KWH	Kilowatthour
MECO	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
MW	Megawatt/s (as applicable)
NII	Net interest income
NPV	Net portfolio value
NQSO	Nonqualified stock option
OCC	Office of the Comptroller of the Currency
O&M	Other operation and maintenance
OPEB	Postretirement benefits other than pensions
OTS	Office of Thrift Supervision, Department of Treasury
PPA	Power purchase agreement
PUC	Public Utilities Commission of the State of Hawaii
RAM	Revenue adjustment mechanism
RBA	Revenue balancing account
RFP	Request for proposal
REIP	Renewable Energy Infrastructure Program
RHI	Renewable Hawaii, Inc., a wholly owned subsidiary of Hawaiian Electric Company, Inc.
ROACE	Return on average common equity
RORB	Return on average rate base
RPS	Renewable portfolio standard
SAR	Stock appreciation right
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
SOIP	1987 Stock Option and Incentive Plan, as amended
TDR	Troubled debt restructuring
UBC	Uluwehiokama Biofuels Corp., a non-regulated subsidiary of Hawaiian Electric Company, Inc.
VIE	Variable interest entity

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

Risks, uncertainties and other important factors that could cause actual results to differ materially from those described in forward-looking statements and from historical results include, but are not limited to, the following:

•            international, national and local economic conditions, including the state of the Hawaii tourism, defense and construction industries, the strength or weakness of the Hawaii and continental U.S. real estate markets (including the fair value and/or the actual performance of collateral underlying loans held by American Savings Bank, F.S.B. (ASB), which could result in higher loan loss provisions and write-offs), decisions concerning the extent of the presence of the federal government and military in Hawaii, the implications and potential impacts of U.S. and foreign capital and credit market conditions and federal and state responses to those conditions, and the potential impacts of global developments (including unrest, conflict and the overthrow of governmental regimes in North Africa and the Middle East, terrorist acts, the war on terrorism, continuing U.S. presence in Afghanistan and potential conflict or crisis with North Korea);

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

•            the implementation of the Energy Agreement with the State of Hawaii and Consumer Advocate (Energy Agreement) setting forth the goals and objectives of a Hawaii Clean Energy Initiative (HCEI), revenue decoupling and the fulfillment by the electric utilities of their commitments under the Energy Agreement (given the Public Utilities Commission of the State of Hawaii (PUC) approvals needed; the PUC’s potential delay in considering (and potential disapproval of actual or proposed) HCEI-related costs; reliance by the Company on outside parties like the state, independent power producers (IPPs) and developers; potential changes in political support for the HCEI; and uncertainties surrounding wind power, the proposed undersea cable (to bring power to Oahu from Lanai and/or Molokai), biofuels, environmental assessments and the impacts of implementation of the HCEI on future costs of electricity);

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

•            cyber security risks and the potential for cyber incidents, including potential incidents at HEI, ASB and HECO and their subsidiaries (including at ASB branches and at the electric utility plants) and incidents at data processing centers they use, to the extent not prevented by intrusion detection and prevention systems, anti-virus software, firewalls and other general information technology controls;

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

•            decisions by the PUC in rate cases and other proceedings (including the risks of delays in the timing of decisions, adverse changes in final decisions from interim decisions and the disallowance of project costs as a result of adverse regulatory audit reports or otherwise);

•            decisions by the PUC and by other agencies and courts on land use, environmental and other permitting issues (such as required corrective actions and restrictions and penalties that may arise, such as with respect to environmental conditions or renewable portfolio standards (RPS));

•            potential enforcement actions by the Office of the Comptroller of the Currency, the Federal Reserve Board (FRB) and/or other governmental authorities (such as consent orders, required corrective actions, restrictions and penalties that may arise, for example, with respect to compliance deficiencies under existing or new banking and consumer protection laws and regulations or with respect to capital adequacy);

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

•            the risks of suffering losses and incurring liabilities that are uninsured (e.g., damages to the utilities’ transmission and distribution system and losses from business interruption) or underinsured (e.g., losses not covered as a result of insurance deductibles or other exclusions or exceeding policy limits); and

•            other risks or uncertainties described elsewhere in this report and in other reports (e.g., “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K) previously and subsequently filed by HEI and/or HECO with the Securities and Exchange Commission (SEC).

Forward-looking statements speak only as of the date of the report, presentation or filing in which they are made. Except to the extent required by the federal securities laws, HEI, HECO, ASB and their subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

v

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

	Three months		Nine months
	ended September 30		ended September 30
(in thousands, except per share amounts)	2011	2010	2011	2010
Revenues
Electric utility	$820,254	$623,126	$2,194,327	$1,755,332
Bank	66,100	71,429	197,731	213,975
Other	1	(14)	(751)	(62)
	886,355	694,541	2,391,307	1,969,245
Expenses
Electric utility	745,298	571,783	2,031,645	1,619,945
Bank	42,931	47,040	128,988	142,040
Other	3,636	3,087	9,148	10,291
	791,865	621,910	2,169,781	1,772,276
Operating income (loss)
Electric utility	74,956	51,343	162,682	135,387
Bank	23,169	24,389	68,743	71,935
Other	(3,635)	(3,101)	(9,899)	(10,353)
	94,490	72,631	221,526	196,969
Interest expense—other than on deposit liabilities and other bank borrowings	(19,949)	(21,015)	(64,266)	(61,916)
Allowance for borrowed funds used during construction	658	492	1,731	2,061
Allowance for equity funds used during construction	1,570	1,197	4,131	4,817
Income before income taxes	76,769	53,305	163,122	141,931
Income taxes	27,894	20,385	57,700	51,677
Net income	48,875	32,920	105,422	90,254
Preferred stock dividends of subsidiaries	471	471	1,417	1,417
Net income for common stock	$48,404	$32,449	$104,005	$88,837
Basic earnings per common share	$0.50	$0.35	$1.09	$0.95
Diluted earnings per common share	$0.50	$0.35	$1.09	$0.95
Dividends per common share	$0.31	$0.31	$0.93	$0.93
Weighted-average number of common shares outstanding	95,873	93,699	95,365	93,148
Dilutive effect of share-based compensation	227	192	306	257
Adjusted weighted-average shares	96,100	93,891	95,671	93,405

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(dollars in thousands)	September 30, 2011	December 31, 2010

Assets
Cash and cash equivalents	$283,483	$330,651
Accounts receivable and unbilled revenues, net	342,901	266,996
Available-for-sale investment and mortgage-related securities	571,045	678,152
Investment in stock of Federal Home Loan Bank of Seattle	97,764	97,764
Loans receivable held for investment, net	3,622,181	3,489,880
Loans held for sale, at lower of cost or fair value	25,016	7,849
Property, plant and equipment, net of accumulated depreciation of $2,033,576 in 2011 and $2,037,598 in 2010	3,248,658	3,165,918
Regulatory assets	494,487	478,330
Other	496,638	487,614
Goodwill	82,190	82,190
Total assets	$9,264,363	$9,085,344

Liabilities and shareholders’ equity
Liabilities
Accounts payable	$165,909	$202,446
Interest and dividends payable	28,010	27,814
Deposit liabilities	4,062,801	3,975,372
Short-term borrowings—other than bank	51,195	24,923
Other bank borrowings	237,934	237,319
Long-term debt, net—other than bank	1,340,038	1,364,942
Deferred income taxes	342,232	278,958
Regulatory liabilities	313,299	296,797
Contributions in aid of construction	344,110	335,364
Other	806,784	823,479
Total liabilities	7,692,312	7,567,414

Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293

Commitments and contingencies (Note 9)

Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 95,975,524 shares in 2011 and 94,690,932 shares in 2010	1,347,255	1,314,199
Retained earnings	197,165	181,910
Accumulated other comprehensive loss, net of tax benefits	(6,662)	(12,472)
Total shareholders’ equity	1,537,758	1,483,637
Total liabilities and shareholders’ equity	$9,264,363	$9,085,344

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands, except per share amounts)	Shares	Amount	earnings	loss	Total
Balance, December 31, 2010	94,691	$1,314,199	$181,910	$(12,472)	$1,483,637
Comprehensive income (loss):
Net income for common stock	—	—	104,005	—	104,005
Net unrealized gains on securities:
Net unrealized gains on securities arising during the period, net of taxes of $4,258	—	—	—	6,448	6,448
Less: reclassification adjustment for net realized gains included in net income, net of taxes of $148	—	—	—	(224)	(224)
Derivatives qualified as cash flow hedges:
Net unrealized holding losses arising during the period, net of tax benefits of $4	—	—	—	(8)	(8)
Less: reclassification adjustment to net income, net of tax benefits of $78	—	—	—	122	122
Retirement benefit plans:
Less: amortization of net loss, prior service gain and transition obligation included in net periodic benefit cost, net of tax benefits of $3,513	—	—	—	5,556	5,556
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $3,875	—	—	—	(6,084)	(6,084)
Other comprehensive income				5,810
Comprehensive income					109,815
Issuance of common stock, net	1,284	33,056	—	—	33,056
Common stock dividends ($0.93 per share)	—	—	(88,750)	—	(88,750)
Balance, September 30, 2011	95,975	$1,347,255	$197,165	$(6,662)	$1,537,758

Balance, December 31, 2009	92,521	$1,265,157	$184,213	$(7,722)	$1,441,648
Comprehensive income (loss):
Net income for common stock	—	—	88,837	—	88,837
Net unrealized gains on securities:
Net unrealized gains on securities arising during the period, net of taxes of $1,599	—	—	—	2,421	2,421
Derivatives qualified as cash flow hedges:
Net unrealized holding losses arising during the period, net of tax benefits of $2,278	—	—	—	(3,575)	(3,575)
Retirement benefit plans:
Less: amortization of net loss, prior service gain and transition obligation included in net periodic benefit cost, net of tax benefits of $1,932	—	—	—	3,034	3,034
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $1,681	—	—	—	(2,640)	(2,640)
Other comprehensive income				(760)
Comprehensive income					88,077
Issuance of common stock, net	1,600	36,553	—	—	36,553
Common stock dividends ($0.93 per share)	—	—	(86,625)	—	(86,625)
Balance, September 30, 2010	94,121	$1,301,710	$186,425	$(8,482)	$1,479,653

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

Nine months ended September 30	2011	2010
(in thousands)

Cash flows from operating activities
Net income	$105,422	$90,254
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	111,516	117,109
Other amortization	14,552	2,995
Provision for loan losses	10,927	12,310
Loans receivable originated and purchased, held for sale	(137,507)	(286,950)
Proceeds from sale of loans receivable, held for sale	127,163	306,587
Changes in deferred income taxes	60,957	75,821
Changes in excess tax benefits from share-based payment arrangements	(39)	56
Allowance for equity funds used during construction	(4,131)	(4,817)
Change in cash overdraft	(2,688)	884
Changes in assets and liabilities
Increase in accounts receivable and unbilled revenues, net	(75,905)	(18,016)
Increase in fuel oil stock	(4,592)	(42,569)
Decrease in accounts, interest and dividends payable	(57,746)	(25,433)
Changes in prepaid and accrued income taxes and utility revenue taxes	40,418	(45,787)
Changes in other assets and liabilities	(87,258)	(5,585)
Net cash provided by operating activities	101,089	176,859
Cash flows from investing activities
Available-for-sale investment and mortgage-related securities purchased	(202,061)	(485,495)
Principal repayments on available-for-sale investment and mortgage-related securities	283,931	350,673
Proceeds from sale of available-for-sale investment and mortgage-related securities	32,799	—
Net decrease (increase) in loans held for investment	(153,745)	171,242
Proceeds from sale of real estate acquired in settlement of loans	5,298	3,405
Capital expenditures	(148,107)	(124,900)
Contributions in aid of construction	15,106	16,775
Other	(2,923)	1,615
Net cash used in investing activities	(169,702)	(66,685)
Cash flows from financing activities
Net increase (decrease) in deposit liabilities	87,429	(100,124)
Net increase (decrease) in short-term borrowings with original maturities of three months or less	26,272	(14,693)
Net increase (decrease) in retail repurchase agreements	614	(51,057)
Proceeds from issuance of long-term debt	125,000	—
Repayment of long-term debt	(150,000)	—
Changes in excess tax benefits from share-based payment arrangements	39	(56)
Net proceeds from issuance of common stock	14,861	16,672
Common stock dividends	(77,070)	(69,585)
Preferred stock dividends of subsidiaries	(1,417)	(1,417)
Other	(4,283)	(6,348)
Net cash provided by (used in) financing activities	21,445	(226,608)
Net decrease in cash and cash equivalents	(47,168)	(116,434)
Cash and cash equivalents, beginning of period	330,651	503,922
Cash and cash equivalents, end of period	$283,483	$387,488

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 • Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in HEI’s Form 10-K for the year ended December 31, 2010 and the unaudited consolidated financial statements and the notes thereto in HEI’s Quarterly Reports on SEC Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

In the opinion of HEI’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to fairly state the Company’s financial position as of September 30, 2011 and December 31, 2010, the results of its operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year. When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the current presentation.

The Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 was corrected to reflect an adjustment of $13 million related to unpaid invoices for electric utility property, plant and equipment that decreased operating cash flows and increased investing cash flows by this amount, but had no impact on the net change in cash and cash equivalents.

2 • Segment financial information

(in thousands)	Electric Utility	Bank	Other	Total

Three months ended September 30, 2011
Revenues from external customers	$820,218	$66,100	$37	$886,355
Intersegment revenues (eliminations)	36	—	(36)	—
Revenues	820,254	66,100	1	886,355
Income (loss) before income taxes	62,244	23,166	(8,641)	76,769
Income taxes (benefit)	23,787	7,709	(3,602)	27,894
Net income (loss)	38,457	15,457	(5,039)	48,875
Preferred stock dividends of subsidiaries	498	—	(27)	471
Net income (loss) for common stock	37,959	15,457	(5,012)	48,404
Nine months ended September 30, 2011
Revenues from external customers	2,194,219	197,731	(643)	2,391,307
Intersegment revenues (eliminations)	108	—	(108)	—
Revenues	2,194,327	197,731	(751)	2,391,307
Income (loss) before income taxes	122,114	68,699	(27,691)	163,122
Income taxes (benefit)	46,446	24,196	(12,942)	57,700
Net income (loss)	75,668	44,503	(14,749)	105,422
Preferred stock dividends of subsidiaries	1,496	—	(79)	1,417
Net income (loss) for common stock	74,172	44,503	(14,670)	104,005
Tangible assets (at September 30, 2011)	4,350,759	4,811,421	12,941	9,175,121
Three months ended September 30, 2010
Revenues from external customers	$623,090	$71,429	$22	$694,541
Intersegment revenues (eliminations)	36	—	(36)	—
Revenues	623,126	71,429	(14)	694,541
Income (loss) before income taxes	37,197	24,359	(8,251)	53,305
Income taxes (benefit)	14,719	9,066	(3,400)	20,385
Net income (loss)	22,478	15,293	(4,851)	32,920
Preferred stock dividends of subsidiaries	498	—	(27)	471
Net income (loss) for common stock	21,980	15,293	(4,824)	32,449
Nine months ended September 30, 2010
Revenues from external customers	1,755,213	213,975	57	1,969,245
Intersegment revenues (eliminations)	119	—	(119)	—
Revenues	1,755,332	213,975	(62)	1,969,245
Income (loss) before income taxes	95,063	71,842	(24,974)	141,931
Income taxes (benefit)	35,893	26,682	(10,898)	51,677
Net income (loss)	59,170	45,160	(14,076)	90,254
Preferred stock dividends of subsidiaries	1,496	—	(79)	1,417
Net income (loss) for common stock	57,674	45,160	(13,997)	88,837
Tangible assets (at December 31, 2010)	4,285,680	4,707,870	2,905	8,996,455

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

3 • Electric utility subsidiary

For consolidated HECO financial information, including its commitments and contingencies, see pages 24 through 36 (HECO and Subsidiaries Consolidated Statements of Income (unaudited) through Note 10).

4 • Bank subsidiary

Selected financial information

American Savings Bank, F.S.B. and Subsidiaries

Consolidated Statements of Income Data (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2011	2010	2011	2010
Interest and dividend income
Interest and fees on loans	$46,240	$49,221	$137,985	$148,294
Interest and dividends on investment and mortgage-related securities	3,654	3,852	11,216	10,815
Total interest and dividend income	49,894	53,073	149,201	159,109
Interest expense
Interest on deposit liabilities	2,166	3,390	7,146	11,665
Interest on other borrowings	1,375	1,414	4,124	4,258
Total interest expense	3,541	4,804	11,270	15,923
Net interest income	46,353	48,269	137,931	143,186
Provision for loan losses	3,822	5,961	10,927	12,310
Net interest income after provision for loan losses	42,531	42,308	127,004	130,876
Noninterest income
Fee income on deposit liabilities	4,492	6,109	13,540	21,520
Fees from other financial services	7,219	6,781	21,405	19,844
Fee income on other financial products	1,806	1,697	5,340	4,957
Other income	2,689	3,769	8,245	8,545
Total noninterest income	16,206	18,356	48,530	54,866
Noninterest expense
Compensation and employee benefits	17,646	18,168	53,317	54,477
Occupancy	4,313	4,176	12,841	12,617
Data processing	2,451	2,019	6,479	10,921
Services	1,686	1,544	5,406	5,117
Equipment	1,712	1,600	5,141	4,949
Other expense	7,763	8,798	23,651	25,819
Total noninterest expense	35,571	36,305	106,835	113,900
Income before income taxes	23,166	24,359	68,699	71,842
Income taxes	7,709	9,066	24,196	26,682
Net income	$15,457	$15,293	$44,503	$45,160

American Savings Bank, F.S.B. and Subsidiaries

Consolidated Balance Sheets Data (unaudited)

(in thousands)	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$267,961	$204,397
Federal funds sold	—	1,721
Available-for-sale investment and mortgage-related securities	571,045	678,152
Investment in stock of Federal Home Loan Bank of Seattle	97,764	97,764
Loans receivable held for investment, net	3,622,181	3,489,880
Loans held for sale, at lower of cost or fair value	25,016	7,849
Other	234,506	234,806
Goodwill	82,190	82,190
Total assets	$4,900,663	$4,796,759
Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing	$951,978	$865,642
Deposit liabilities—interest-bearing	3,110,823	3,109,730
Other borrowings	237,934	237,319
Other	99,067	90,683
Total liabilities	4,399,802	4,303,374
Common stock	331,678	330,562
Retained earnings	170,614	169,111
Accumulated other comprehensive loss, net of tax benefits	(1,431)	(6,288)
Total shareholder’s equity	500,861	493,385
Total liabilities and shareholder’s equity	$4,900,663	$4,796,759
Other assets
Bank-owned life insurance	$120,482	$117,565
Premises and equipment, net	56,736	56,495
Prepaid expenses	16,792	18,608
Accrued interest receivable	14,228	14,887
Mortgage-servicing rights	7,052	6,699
Real estate acquired in settlement of loans, net	6,080	4,292
Other	13,136	16,260
	$234,506	$234,806
Other liabilities
Accrued expenses	$13,469	$16,426
Federal and state income taxes payable	38,496	28,372
Cashier’s checks	23,741	22,396
Advance payments by borrowers	5,998	10,216
Other	17,363	13,273
	$99,067	$90,683

Other borrowings consisted of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (FHLB) of Seattle of $173 million and $65 million, respectively, as of September 30, 2011 and $172 million and $65 million, respectively, as of December 31, 2010.

Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.

As of September 30, 2011, ASB had total commitments to borrowers for loan commitments and unused lines and letters of credit of $1.4 billion, including $3 million to lend additional funds to borrowers whose loan terms have been modified in troubled debt restructurings (TDRs).

Investment and mortgage-related securities portfolio.

Available-for-sale securities.  The book value and aggregate fair value by major security type were as follows:

	September 30, 2011				December 31, 2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair	Amortized	unrealized	unrealized	fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value

Federal agency obligations	$195,614	$2,235	$—	$197,849	$317,945	$171	$(2,220)	$315,896
Mortgage-related securities — FNMA, FHLMC and GNMA	308,901	11,957	(6)	320,852	310,711	9,570	(311)	319,970
Municipal bonds	50,331	2,014	(1)	52,344	43,632	7	(1,353)	42,286
	$554,846	$16,206	$(7)	$571,045	$672,288	$9,748	$(3,884)	$678,152

The following table details the contractual maturities of available-for-sale securities. All positions with variable maturities (e.g. callable debentures and mortgage-related securities) are disclosed based upon the bond’s contractual maturity. Actual maturities will likely differ from these contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2011	Amortized Cost	Fair value
(in thousands)
Due in one year or less	$10,800	$10,814
Due after one year through five years	175,614	177,287
Due after five years through ten years	50,465	52,616
Due after ten years	9,066	9,475
	245,945	250,192
Mortgage-related securities-FNMA,FHLMC and GNMA	308,901	320,853
Total available-for-sale securities	$554,846	$571,045

Gross unrealized losses and fair value.  The gross unrealized losses and fair values (for securities held in available for sale by duration of time in which positions have been held in a continuous loss position) were as follows:

	Less than 12 months		12 months or more		Total
	Gross unrealized	Fair	Gross unrealized	Fair	Gross unrealized	Fair
(in thousands)	losses	value	losses	value	losses	value
September 30, 2011
Federal agency obligations	$—	$—	$—	$—	$—	$—
Mortgage-related securities — FNMA, FHLMC and GNMA	(6)	9,151	—	—	(6)	9,151
Municipal bonds	(1)	4,735	—	—	(1)	4,735
	$(7)	$13,886	$—	$—	$(7)	$13,886
December 31, 2010
Federal agency obligations	$(2,220)	$205,316	$—	$—	$(2,220)	$205,316
Mortgage-related securities — FNMA, FHLMC and GNMA	(311)	30,986	—	—	(311)	30,986
Municipal bonds	(1,353)	41,479	—	—	(1,353)	41,479
	$(3,884)	$277,781	$—	$—	$(3,884)	$277,781

The unrealized losses as of December 31, 2010 on ASB’s investments in obligations issued by federal agencies were caused by interest rate movements. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because ASB does not intend to sell the securities and has determined it is more likely than not that it will not be required to sell the investments before recovery of their amortized costs bases, which may be at maturity, ASB did not consider these investments to be other-than-temporarily impaired at December 31, 2010.

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

The allowance for loan losses was comprised of the following:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Unallocated	Total
Three months ended September 30, 2011
Allowance for loan losses:
Beginning balance	$7,529	$1,642	$3,216	$5,025	$1,729	$5	$14,869	$3,471	$1,797	$39,283
Charge-offs	(997)	—	(871)	(522)	—	—	(2,481)	(785)	—	(5,656)
Recoveries	57	—	13	114	—	—	432	148	—	764
Provision	211	(14)	1,731	90	170	(1)	1,512	628	(505)	3,822
Ending balance	$6,800	$1,628	$4,089	$4,707	$1,899	$4	$14,332	$3,462	$1,292	$38,213
Nine months ended September 30, 2011
Allowance for loan losses:
Beginning balance	$6,497	$1,474	$4,269	$6,411	$1,714	$7	$16,015	$3,325	$934	$40,646
Charge-offs	(3,692)	—	(1,233)	(3,312)	—	—	(4,254)	(2,303)	—	(14,794)
Recoveries	90	—	17	133	—	—	732	462	—	1,434
Provision	3,905	154	1,036	1,475	185	(3)	1,839	1,978	358	10,927
Ending balance	$6,800	$1,628	$4,089	$4,707	$1,899	$4	$14,332	$3,462	$1,292	$38,213
As of September 30, 2011
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$203	$—	$—	$3,247	$—	$—	$1,359	$—	$—	$4,809
Ending balance: collectively evaluated for impairment	$6,597	$1,628	$4,089	$1,460	$1,899	$4	$12,973	$3,462	$1,292	$33,404

Financing Receivables:
Ending balance	$1,997,485	$320,874	$503,205	$47,571	$42,194	$3,191	$676,640	$83,580	$—	$3,674,740
Ending balance: individually evaluated for impairment	$28,326	$13,468	$1,255	$40,072	$—	$—	$51,561	$25	$—	$134,707
Ending balance: collectively evaluated for impairment	$1,969,159	$307,406	$501,950	$7,499	$42,194	$3,191	$625,079	$83,555	$—	$3,540,033

December 31, 2010
Allowance for loan losses:
Beginning balance	$5,522	$861	$4,679	$4,252	$3,068	$19	$19,498	$2,590	$1,190	$41,679
Charge-offs	(6,142)	—	(2,517)	(6,487)	—	—	(6,261)	(3,408)	—	(24,815)
Recoveries	744	—	63	63	—	—	1,537	481	—	2,888
Provision	6,373	613	2,044	8,583	(1,354)	(12)	1,241	3,662	(256)	20,894
Ending balance	$6,497	$1,474	$4,269	$6,411	$1,714	$7	$16,015	$3,325	$934	$40,646
Ending balance: individually evaluated for impairment	$230	$—	$—	$1,642	$—	$—	$1,588	$—	$—	$3,460
Ending balance: collectively evaluated for impairment	$6,267	$1,474	$4,269	$4,769	$1,714	$7	$14,427	$3,325	$934	$37,186

Financing Receivables:
Ending balance	$2,087,813	$300,689	$416,453	$65,599	$38,079	$5,602	$551,683	$80,138	$—	$3,546,056
Ending balance: individually evaluated for impairment	$34,615	$12,156	$827	$39,631	$—	$—	$28,886	$76	$—	$116,191
Ending balance: collectively evaluated for impairment	$2,053,198	$288,533	$415,626	$25,968	$38,079	$5,602	$522,797	$80,062	$—	$3,429,865

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

The credit risk profile by internally assigned grade for loans was as follows:

	September 30, 2011			December 31, 2010
(in thousands)	Commercial real estate	Commercial construction	Commercial	Commercial real estate	Commercial construction	Commercial
Grade:
Pass	$305,085	$42,194	$603,367	$285,624	$38,079	$462,078
Special mention	1,217	—	18,392	526	—	44,759
Substandard	11,124	—	50,561	14,539	—	44,259
Doubtful	3,448	—	4,320	—	—	556
Loss	—	—	—	—	—	31
Total	$320,874	$42,194	$676,640	$300,689	$38,079	$551,683

The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment > 90 days and accruing
September 30, 2011
Real estate loans:
Residential 1-4 family	$7,933	$1,756	$33,008	$42,697	$1,954,788	$1,997,485	$—
Commercial real estate	—	—	—	—	320,874	320,874	—
Home equity line of credit	1,129	510	1,560	3,199	500,006	503,205	—
Residential land	720	458	13,468	14,646	32,925	47,571	—
Commercial construction	—	—	—	—	42,194	42,194	—
Residential construction	—	—	—	—	3,191	3,191	—
Commercial loans	325	961	2,171	3,457	673,183	676,640	109
Consumer loans	498	338	495	1,331	82,249	83,580	336
Total loans	$10,605	$4,023	$50,702	$65,330	$3,609,410	$3,674,740	$445

December 31, 2010
Real estate loans:
Residential 1-4 family	$8,245	$3,719	$36,419	$48,383	$2,039,430	$2,087,813	$—
Commercial real estate	—	4	—	4	300,685	300,689	—
Home equity line of credit	1,103	227	1,659	2,989	413,464	416,453	—
Residential land	1,543	1,218	16,060	18,821	46,778	65,599	581
Commercial construction	—	—	—	—	38,079	38,079	—
Residential construction	—	—	—	—	5,602	5,602	—
Commercial loans	892	1,317	3,191	5,400	546,283	551,683	64
Consumer loans	629	410	617	1,656	78,482	80,138	320
Total loans	$12,412	$6,895	$57,946	$77,253	$3,468,803	$3,546,056	$965

The credit risk profile based on nonaccrual loans and accruing loans 90 days or more past due was as follows:

	September 30, 2011		December 31, 2010
(in thousands)	Nonaccrual loans	Accruing loans 90 days or more past due	Nonaccrual loans	Accruing loans 90 days or more past due

Real estate loans:
Residential 1-4 family	$33,580	$—	$36,420	$—
Commercial real estate	3,448	—	—	—
Home equity line of credit	2,205	—	1,659	—
Residential land	15,644	—	15,479	581
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial loans	11,541	109	4,956	64
Consumer loans	219	336	341	320
Total	$66,637	$445	$58,855	$965

The total carrying amount and the total unpaid principal balance of impaired loans were as follows:

	September 30, 2011			Three months ended September 30,2011		Nine months ended September 30,2011
(in thousands)	Recorded investment	Unpaid principal balance	Related Allowance	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized

With no related allowance recorded
Real estate loans:
Residential 1-4 family	$20,256	$27,762	$—	$20,325	$81	$20,007	$209
Commercial real estate	13,468	13,468	—	13,500	244	12,017	575
Home equity line of credit	644	1,360	—	621	2	617	3
Residential land	30,634	38,601	—	31,312	427	32,555	1,366
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial loans	39,683	40,663	—	38,523	876	37,668	2,237
Consumer loans	—	—	—	—	—	—	—
	$104,685	$121,854	$—	$104,281	$1,630	$102,864	$4,390
With an allowance recorded
Real estate loans:
Residential 1-4 family	$3,539	$3,539	$203	$3,764	$45	$3,853	$154
Commercial real estate	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—
Residential land	9,106	9,361	3,247	8,866	171	7,864	487
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial loans	11,878	12,700	1,359	11,045	428	8,498	658
Consumer loans	—	—	—	—	—	—	—
	$24,523	$25,600	$4,809	$23,675	$644	$20,215	$1,299
Total
Real estate loans:
Residential 1-4 family	$23,795	$31,301	$203	$24,089	$126	$23,860	$363
Commercial real estate	13,468	13,468	—	13,500	244	12,017	575
Home equity line of credit	644	1,360	—	621	2	617	3
Residential land	39,740	47,962	3,247	40,178	598	40,419	1,853
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial loans	51,561	53,363	1,359	49,568	1,304	46,166	2,895
Consumer loans	—	—	—	—	—	—	—
	$129,208	$147,454	$4,809	$127,956	$2,274	$123,079	$5,689

	December 31, 2010			2010
(in thousands)	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized

With no related allowance recorded
Real estate loans:
Residential 1-4 family	$18,205	$24,692	$—	$14,609	$278
Commercial real estate	12,156	12,156	—	14,276	979
Home equity line of credit	—	—	—	—	—
Residential land	33,777	40,802	—	29,914	1,499
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial loans	22,041	22,041	—	29,636	1,846
Consumer loans	—	—	—	—	—
	86,179	99,691	—	88,435	4,602
With an allowance recorded
Real estate loans:
Residential 1-4 family	3,917	3,917	230	2,807	175
Commercial real estate	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Residential land	5,041	5,090	1,642	3,753	327
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial loans	6,845	6,845	1,588	2,796	182
Consumer loans	—	—	—	—	—
	15,803	15,852	3,460	9,356	684
Total
Real estate loans:
Residential 1-4 family	22,122	28,609	230	17,416	453
Commercial real estate	12,156	12,156	—	14,276	979
Home equity line of credit	—	—	—	—	—
Residential land	38,818	45,892	1,642	33,667	1,826
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial loans	28,886	28,886	1,588	32,432	2,028
Consumer loans	—	—	—	—	—
	$101,982	$115,543	$3,460	$97,791	$5,286

Troubled debt restructurings.  A loan modification is deemed to be a TDR when ASB grants a concession it would not otherwise consider were it not for the borrower’s financial difficulty.  When a borrower fails to make a required payment on a loan or is in imminent default, ASB takes a number of steps to induce the borrower to cure the delinquency and restore the loan to current status or to avoid payment default.  At times, ASB may restructure a loan to help a distressed borrower improve their financial position to eventually be able to fully repay the loan, provided the borrower has demonstrated both the willingness and the ability to handle the modified terms.  TDR loans are considered an alternative to foreclosure or liquidation with the goal of minimizing losses to ASB and maximizing recovery.

ASB may consider various types of concessions in granting a TDR including maturity date extensions, temporary deferral of principal payments, temporary interest rate reductions, and covenant amendments or waivers.  ASB does not grant principal forgiveness in its TDR modifications.  Residential loan modifications generally involve the deferral of principal payments for a period of time not exceeding one year or a temporary reduction of principal and/or interest rate for a period of time generally not exceeding two years. Land loans are typically structured as a three-year term, interest-only monthly payment with a balloon payment due at maturity. Land loan TDR modifications typically involve extending the maturity date another one to three years and converting the payments from interest-only to principal and interest monthly, at the same or higher interest rate. Commercial loan modifications generally involve extensions of maturity dates, amendment or waiver of financial covenants, and to a lesser extent temporary deferral of principal payments.  ASB does not reduce the interest rate on commercial loan TDR modifications.  Occasionally, additional collateral and/or guaranties are obtained.

All TDR loans are classified impaired and are segregated and reviewed separately when assessing the adequacy of the allowance for loan losses based on the appropriate method of measuring impairment:  (1) present value of expected future cash flows discounted at the loan’s original effective interest rate, (2) fair value of collateral less cost to sell, or (3) observable market price.  The financial impact of the calculated impairment amount is an increase to the allowance associated with the modified loan.  When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged off against the allowance for loan losses.

Loan modifications that occurred during the periods presented were as follows:

	Three months ended September 30, 2011			Nine months ended September 30, 2011
(in thousands)	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Troubled debt restructurings
Real estate loans:
Residential 1-4 family	12	$3,255	$2,922	27	$7,186	$6,371
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Residential land	7	2,366	2,358	41	8,782	8,772
Commercial loans	11	5,433	5,433	46	32,810	32,810
Consumer loans	—	—	—	—	—	—
Total	30	$11,054	$10,713	114	$48,778	$47,953

Loans modified in TDRs that experienced a payment default of 90 days or more in the periods presented, and for which the payment default occurred within one year of the modification, were as follows:

	Three months ended September 30, 2011		Nine months ended September 30, 2011
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate loans:
Residential 1-4 family	—	$—	—	$—
Commercial real estate	—	—	—	—
Home equity line of credit	—	—	—	—
Residential land	—	—	1	528
Commercial loans	2	631	3	797
Consumer loans	—	—	—	—
Total	2	$631	4	$1,325

The land loan TDR that subsequently defaulted was modified by extending the maturity date. The three commercial loans that subsequently defaulted were modified by extending the maturity date and deferring principal payments for a short period of time.

Litigation.  In March 2011, a purported class action lawsuit was filed by a customer who claimed that ASB had improperly charged overdraft fees on debit card transactions. Management is evaluating the merits of the claims alleged in the lawsuit, which is in its preliminary stage. Thus, the probable outcome and range of potential loss are not determinable.

5 • Retirement benefits

Retirement benefit plan changes.  On March 11, 2011, the utilities’ bargaining unit employees ratified a new benefit agreement, which included changes to retirement benefits. Changes to retirement benefits for HEI and utility employees commencing employment after April 30, 2011 include a modified defined benefit plan (the Retirement Plan for Employees of Hawaiian Electric Industries, Inc. and Participating Subsidiaries) (with a lower payment formula than the formula in the plan for employees hired before May 1, 2011) and the addition of a 50% match by the applicable employer on the first 6% of employee deferrals through the defined contribution plan (under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP)). In addition, new eligibility rules and contribution levels applicable to existing and new HEI and utility employees were adopted for postretirement welfare benefits. In general, defined pension benefits are based on the employees’ years of service and compensation.

Defined benefit pension and other postretirement plans information.  For the nine months of 2011, HEI contributed $1.2 million (unconsolidated) to its retirement benefit plans, compared to $0.6 million in the first nine months of 2010. HEI’s current estimate of contributions to its retirement benefit plans in 2011 is $2 million (unconsolidated), compared to $1 million in 2010. In addition, HEI expects to pay directly $1 million (unconsolidated) of benefits in 2011, comparable to 2010. For a discussion of HECO’s 2011 estimated contributions to the retirement benefit plans, see Note 4, “Retirement benefits,” of HECO’s Notes to Consolidated Financial Statements.

The components of net periodic benefit cost for consolidated HEI were as follows:

	Three months ended September 30				Nine months ended September 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2011	2010	2011	2010	2011	2010	2011	2010

Service cost	$8,525	$7,376	$868	$1,248	$26,266	$21,424	$3,308	$3,539
Interest cost	16,137	16,197	2,273	2,565	48,717	48,330	7,151	7,901
Expected return on plan assets	(17,400)	(17,272)	(2,687)	(2,792)	(51,673)	(51,687)	(7,992)	(8,310)
Amortization of unrecognized transition obligation	1	1	—	—	2	2	—	—
Amortization of prior service gain	(98)	(97)	(587)	(83)	(292)	(291)	(1,120)	(187)
Recognized actuarial loss (gain)	4,005	1,942	115	(5)	12,724	5,449	170	(8)
Net periodic benefit cost	11,170	8,147	(18)	933	35,744	23,227	1,517	2,935
Impact of PUC D&Os	(713)	2,574	327	1,512	(2,813)	7,602	3,079	4,133
Net periodic benefit cost (adjusted for impact of PUC D&Os)	$10,457	$10,721	$309	$2,445	$32,931	$30,829	$4,596	$7,068

Consolidated HEI recorded retirement benefits expense of $28 million and $29 million in the first nine months of 2011 and 2010, respectively, and charged the remaining amounts primarily to electric utility plant.

Defined contribution plans information.  For the first nine months of 2011 and 2010, the Company’s expense for the defined contribution pension plan under the HEIRSP and the ASB 401(k) Plan was $2.6 million and $2.9 million, respectively, and cash contributions were $3.2 million.

6 • Share-based compensation

Under the 2010 Equity and Incentive Plan (EIP), HEI can issue an aggregate of 4 million shares of common stock as incentive compensation to selected employees in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares and other share-based and cash-based awards.

Through September 30, 2011, grants under the EIP consisted of 18,009 restricted shares (counted against the shares authorized for issuance under EIP as four shares for every share issued, or 72,036 shares), 172,517 restricted stock units (which will be counted against the shares authorized for issuance under EIP as four shares for every share issued when issued or 690,068 shares) and 368,323 shares that may be issued under the 2011-2013 long-term incentive plan (LTIP) at maximum levels.

Under the 1987 Stock Option and Incentive Plan, as amended (SOIP), grants and awards of an estimated 0.8 million shares of common stock (based on various assumptions, including LTIP awards at maximum levels and the use of the September 30, 2011 market price of shares as the price on the exercise/payment dates) were outstanding as of September 30, 2011 to selected employees in the form of nonqualified stock options (NQSOs), stock appreciation rights (SARs), restricted stock units, LTIP performance and other shares and dividend equivalents. As of May 11, 2010, no new awards may be granted under the SOIP. After the shares of common stock for the outstanding SOIP grants and awards are issued or such grants and awards expire, the remaining shares registered under the SOIP will be deregistered and delisted.

The Company’s share-based compensation expense and related income tax benefit were as follows:

	Three months ended September 30		Nine months ended September 30
(dollars in millions)	2011	2010	2011	2010

Share-based compensation expense (1)	1.0	0.6	2.7	2.0
Income tax benefit	0.4	0.2	0.9	0.6

(1)          The Company has not capitalized any share-based compensation cost.

Nonqualified stock options.  Information about HEI’s NQSOs was as follows:

September 30, 2011		Outstanding & Exercisable (Vested)
Year of grant	Range of exercise prices	Number of options	Weighted-average remaining contractual life	Weighted-average exercise price

2002	$21.68	20,000	0.6	$21.68
2003	20.49	91,500	1.4	20.49
	$20.49 — 21.68	111,500	1.3	$20.70

As of December 31, 2010, NQSOs outstanding totaled 215,500 (representing the same number of underlying shares), with a weighted-average exercise price of $20.76. As of September 30, 2011, all NQSOs outstanding were exercisable and had an aggregate intrinsic value (including dividend equivalents) of $0.7 million.

NQSO activity and statistics were as follows:

	Three months ended September 30		Nine months ended September 30
(dollars in thousands, except prices)	2011	2010	2011	2010

Shares expired	—	—	—	2,000
Weighted-average price of shares expired	—	—	—	$20.49
Shares exercised	2,000	46,000	104,000	109,000
Weighted-average exercise price	$20.49	$21.52	$20.81	$18.48
Cash received from exercise	$41	$990	$2,164	$2,014
Intrinsic value of shares exercised (1)	$6	$287	$846	$912
Tax benefit realized for the deduction of exercises	$(85)	$81	$186	$324

(1)          Intrinsic value is the amount by which the fair market value of the underlying stock and the related dividend equivalents exceeds the exercise price of the option.

Stock appreciation rights.  Information about HEI’s SARs was as follows:

September 30, 2011		Outstanding & Exercisable (Vested)
Year of grant	Range of exercise prices	Number of shares underlying SARs	Weighted-average remaining contractual life	Weighted-average exercise price

2004	$26.02	132,000	1.6	$26.02
2005	26.18	260,000	2.4	26.18
	$26.02 –26.18	392,000	2.1	$26.13

As of December 31, 2010, the shares underlying SARs outstanding totaled 450,000, with a weighted-average exercise price of $26.13. As of September 30, 2011, all SARs outstanding were exercisable and had no intrinsic value.

SARs activity and statistics were as follows:

	Three months ended September 30		Nine months ended September 30
(dollars in thousands, except prices)	2011	2010	2011	2010

Shares forfeited	—	—	—	—
Weighted-average price of shares forfeited	—	—	—	—
Shares expired	18,000	—	58,000	18,000
Weighted-average price of shares expired	$26.18	—	$26.13	$26.18
Shares exercised	—	—	—	—

Restricted shares and restricted stock awards.  Information about HEI’s grants of restricted shares and restricted stock awards was as follows:

	Three months ended September 30				Nine months ended September 30
	2011		2010		2011		2010
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)

Outstanding, beginning of period	57,909	$23.91	78,700	$25.04	89,709	$24.64	129,000	$25.50
Granted	—	—	—	—	—	—	—	—
Vested	—	—	—	—	(29,800)	26.03	(43,565)	26.29
Forfeited	(300)	24.71	(7,000)	23.00	(2,300)	24.98	(13,735)	24.35
Outstanding, end of period	57,609	$23.90	71,700	$25.24	57,609	$23.90	71,700	$25.24

(1)          Weighted-average grant-date fair value per share. The grant date fair value of a restricted stock award share was the closing or average price of HEI common stock on the date of grant.

For the nine months ended September 30, 2011 and 2010, total restricted stock vested had a fair value of $0.8 million and $1.1 million, respectively. The tax benefits realized for the tax deductions related to restricted stock awards were $0.1 million for each of the first nine months of 2011 and 2010.

As of September 30, 2011, there was $0.3 million of total unrecognized compensation cost related to nonvested restricted shares and restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.5 years.

Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended September 30					Nine months ended September 30
	2011			2010		2011			2010
	Shares		(1)	Shares	(1)	Shares		(1)	Shares	(1)

Outstanding, beginning of period	231,517		$21.70	146,500	$19.80	146,500		$19.80	70,500	$16.99
Granted	10,000	(2)	22.31	—	—	96,017	(2)	24.69	77,500 (3)	22.30
Vested	—		—	—	—	—		—	(250)	16.99
Forfeited	—		—	—	—	(1,000)		22.60	(1,250)	16.99
Outstanding, end of period	241,517		$21.73	146,500	$19.80	241,517		$21.73	146,500	$19.80

(1)          Weighted-average grant-date fair value per share. The grant date fair value of the restricted stock units was the average price of HEI common stock on the date of grant.

(2)          Total weighted-average grant-date fair value of $0.2 million and $2.4 million for the three and nine months ended September 30, 2011, respectively.

(3)          Total weighted-average grant-date fair value of $1.7 million.

As of September 30, 2011, there was $3.1 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.9 years.

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

LTIP linked to TRS.  Information about HEI’s LTIP grants linked to TRS was as follows:

	Three months ended September 30				Nine months ended September 30
	2011		2010		2011			2010
	Shares	(1)	Shares	(1)	Shares		(1)	Shares		(1)

Outstanding, beginning of period	199,563	$25.99	132,588	$20.42	126,782		$20.33	36,198		$14.85
Granted	—	—	—	—	75,015	(2)	35.46	97,191	(3)	22.45
Vested	—	—	—	—	—		—	—		—
Forfeited	(1,063)	30.67	(5,806)	22.45	(3,297)		25.10	(6,607)		21.53
Outstanding, end of period	198,500	$25.97	126,782	$20.33	198,500		$25.97	126,782		$20.33

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

As of September 30, 2011, there was $2.7 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TRS. The cost is expected to be recognized over a weighted-average period of 1.5 years.

LTIP linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended September 30				Nine months ended September 30
	2011		2010		2011		2010
	Shares	(1)	Shares	(1)	Shares	(1)	Shares		(1)

Outstanding, beginning of period	185,767	$22.63	184,535	$18.69	161,310	$18.66	24,131		$16.99
Granted	—	—	—	—	113,831 (2)	24.96	160,939	(3)	18.95
Vested	—	—	—	—	—	—	—		—
Cancelled	—	—	—	—	(81,908)	18.38	—		—
Forfeited	(1,596)	22.74	(23,225)	18.95	(9,062)	19.61	(23,760)		18.90
Outstanding, end of period	184,171	$22.63	161,310	$18.66	184,171	$22.63	161,310		$18.66

(1)   Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.

(2)          Total weighted-average grant-date fair value of $2.8 million.

(3)   Total weighted-average grant-date fair value of $3.0 million.

As of September 30, 2011, there was $2.8 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TRS. The cost is expected to be recognized over a weighted-average period of 1.9 years.

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

8 • Earnings per share

Under the two-class method of computing earnings per share (EPS), EPS was comprised as follows for both unvested restricted stock awards and unrestricted common stock:

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
	Basic and diluted	Basic and diluted	Basic and diluted	Basic and diluted
Distributed earnings	$0.31	$0.31	$0.93	$0.93
Undistributed earnings	0.19	0.04	0.16	0.02
	$0.50	$0.35	$1.09	$0.95

As of September 30, 2011 and 2010, the antidilutive effects of SARs of 392,000 shares and 462,000 shares of HEI common stock, respectively, for which the exercise prices were greater than the closing market price of HEI’s common stock were not included in the computation of diluted EPS.

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

The estimated fair values of certain of the Company’s financial instruments were as follows:

	September 30, 2011		December 31, 2010
(in thousands)	Carrying or notional amount	Estimated fair value	Carrying or notional amount	Estimated fair value

Financial assets
Cash and cash equivalents, excluding money market funds	$283,473	$283,473	$329,553	$329,553
Money market funds	10	10	1,098	1,098
Available-for-sale investment and mortgage-related securities	571,045	571,045	678,152	678,152
Investment in stock of Federal Home Loan Bank of Seattle	97,764	97,764	97,764	97,764
Loans receivable, net	3,647,197	3,850,247	3,497,729	3,639,983
Financial liabilities
Deposit liabilities	4,062,801	4,069,420	3,975,372	3,979,027
Short-term borrowings—other than bank	51,195	51,195	24,923	24,923
Other bank borrowings	237,934	255,751	237,319	251,822
Long-term debt, net—other than bank	1,340,038	1,342,518	1,364,942	1,345,770
Forward starting swaps	—	—	2,762	2,762
Off-balance sheet items
HECO-obligated preferred securities of trust subsidiary	50,000	51,960	50,000	52,500

As of September 30, 2011 and December 31, 2010, loan commitments and unused lines and letters of credit issued by ASB had notional amounts of $1.4 billion and $1.2 billion, respectively, and their estimated fair value on such dates were $1.1 million and $0.4 million, respectively. As of September 30, 2011 and December 31,

2010, loans serviced by ASB for others had notional amounts of $886 million and $818 million and the estimated fair value of the servicing rights for such loans was $7.7 million and $8.8 million, respectively.

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

Assets and liabilities measured at fair value on a recurring basis were as follows:

	Fair value measurements using
	Quoted prices in active	Significant other	Significant
	markets for identical	observable	unobservable
(in thousands)	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
September 30, 2011
Money market funds (“other” segment)	$—	$10	$—
Available-for-sale securities (bank segment)
Mortgage-related securities-FNMA, FHLMC and GNMA	$—	$320,852	$—
Federal agency obligations	—	197,849	—
Municipal bonds	—	52,344	—
	$—	$571,045	$—
December 31, 2010
Money market funds (“other” segment)	$—	$1,098	$—
Available-for-sale securities (bank segment)
Mortgage-related securities-FNMA, FHLMC and GNMA	$—	$319,970	$—
Federal agency obligations	—	315,896	—
Municipal bonds	—	42,286	—
	$—	$678,152	$—
Forward starting swaps (“other” segment)	$—	$(2,762)	$—

Fair value measurements on a nonrecurring basis.  From time to time, the Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the write-downs of individual assets. ASB does not record loans at fair value on a recurring basis. However, from time to time, ASB records nonrecurring fair value adjustments to loans to reflect specific reserves on loans based on the current appraised value of the collateral or unobservable market assumptions. Unobservable assumptions reflect ASB’s own estimate of the fair value of collateral used in valuing the loan. ASB may also be required to measure goodwill at fair value on a nonrecurring basis. During the first nine months of 2011 and 2010, goodwill was not measured at fair value. For the first nine months of 2011 and 2010, there were no adjustments to fair value for assets measured at fair value on a nonrecurring basis in accordance with GAAP other than the specific reserves on loans receivable held for investment.

From time to time, the Company may be required to measure certain liabilities at fair value on a nonrecurring basis in accordance with GAAP. The fair value of HECO’s asset retirement obligations (Level 3) was determined by discounting the expected future cash flows using market-observable risk-free rates as adjusted by HECO’s credit spread (also see Note 3).

11 • Cash flows

Nine months ended September 30	2011	2010
(in millions)
Supplemental disclosures of cash flow information
Interest paid to non-affiliates	$74	$69
Income tax paid/(received)	(19)	44
Supplemental disclosures of noncash activities
Common stock dividends reinvested in HEI common stock (1)	12	17
Increases in common stock issued under director and officer compensatory plans	6	3
Real estate acquired in settlement of loans	8	4

(1)          For 2011, the amount shown represents dividends reinvested in HEI common stock under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP) in noncash transactions from January 1 through August 17, 2011. HEI satisfied the requirements of the HEI DRIP, the HEIRSP and the ASB 401(k) Plan (from August 18, 2011 through September 30, 2011), and is satisfying those requirements currently by acquiring for cash its common shares through open market purchases rather than by issuing additional shares.

12 • Recent accounting pronouncements and interpretations

Troubled debt restructuring.  In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which clarifies which loan modifications constitute TDRs and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a TDR, both for purposes of recording an impairment loss and for disclosure of TDRs. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both (a) the restructuring constitutes a concession by the creditor; and (b) the debtor is experiencing financial difficulties. Clarifying guidance is provided on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.

The Company adopted the provisions of ASU No. 2011-02 retrospectively to all modifications and restructuring activities that have occurred from January 1, 2011 through September 30, 2011. As of September 30, 2011, the Company did not identify any loans that were newly considered TDRs under the provisions of ASU No. 2011-02.

Repurchase agreements.  In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements,” which is intended to improve the financial reporting of repurchase agreements and other agreements that entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This ASU removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. ASB will apply this guidance prospectively to transactions or modifications of existing transactions that occur on or after January 1, 2012 and does not expect it to have a material impact on the Company’s results of operations, financial condition or liquidity.

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

The Company will prospectively adopt this standard in the first quarter of 2012 and does not expect it to have a material impact on the Company’s results of operations, financial condition or liquidity.

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

Goodwill.  In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.

The Company will early adopt this standard in the fourth quarter of 2011 and does not expect it to have a material impact on the Company’s results of operations, financial condition or liquidity.

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

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2011	2010	2011	2010
Operating revenues	$818,907	$622,223	$2,190,860	$1,751,029
Operating expenses
Fuel oil	352,475	235,534	925,476	662,608
Purchased power	188,484	147,880	508,179	404,175
Other operation	61,415	62,665	194,334	182,163
Maintenance	32,336	30,618	92,808	89,894
Depreciation	34,983	36,277	107,673	113,568
Taxes, other than income taxes	75,355	58,317	202,502	164,278
Income taxes	23,860	14,818	46,630	36,972
	768,908	586,109	2,077,602	1,653,658
Operating income	49,999	36,114	113,258	97,371
Other income
Allowance for equity funds used during construction	1,570	1,197	4,131	4,817
Other, net	1,170	510	2,978	2,123
	2,740	1,707	7,109	6,940
Interest and other charges
Interest on long-term debt	14,383	14,383	43,149	43,149
Amortization of net bond premium and expense	767	799	2,316	2,192
Other interest charges	(210)	653	965	1,861
Allowance for borrowed funds used during construction	(658)	(492)	(1,731)	(2,061)
	14,282	15,343	44,699	45,141
Net income	38,457	22,478	75,668	59,170
Preferred stock dividends of subsidiaries	228	228	686	686
Net income attributable to HECO	38,229	22,250	74,982	58,484
Preferred stock dividends of HECO	270	270	810	810
Net income for common stock	$37,959	$21,980	$74,172	$57,674

HEI owns all of the common stock of HECO. Therefore, per share data with respect to shares of common stock of HECO are not meaningful.

The accompanying notes for HECO are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	September 30, 2011	December 31, 2010
Assets
Utility plant, at cost
Land	$51,468	$51,364
Plant and equipment	4,951,799	4,896,974
Less accumulated depreciation	(1,948,464)	(1,941,059)
Construction in progress	136,640	101,562
Net utility plant	3,191,443	3,108,841
Current assets
Cash and cash equivalents	13,869	122,936
Customer accounts receivable, net	182,932	138,171
Accrued unbilled revenues, net	137,887	104,384
Other accounts receivable, net	7,581	9,376
Fuel oil stock, at average cost	157,297	152,705
Materials and supplies, at average cost	41,997	36,717
Prepayments and other	33,156	55,216
Regulatory assets	9,847	7,349
Total current assets	584,566	626,854
Other long-term assets
Regulatory assets	484,640	470,981
Unamortized debt expense	12,744	14,030
Other	77,366	64,974
Total other long-term assets	574,750	549,985
Total assets	$4,350,759	$4,285,680
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 13,830,823 shares)	$92,224	$92,224
Premium on capital stock	389,609	389,609
Retained earnings	876,109	854,856
Accumulated other comprehensive income, net of income taxes	905	709
Common stock equity	1,358,847	1,337,398
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Note 5)
Long-term debt, net	1,000,538	1,057,942
Total capitalization	2,393,678	2,429,633
Current liabilities
Current portion of long-term debt	57,500	—
Short-term borrowings from nonaffiliates	12,498	—
Accounts payable	140,838	178,959
Interest and preferred dividends payable	21,349	20,603
Taxes accrued	199,543	175,960
Other	54,413	56,354
Total current liabilities	486,141	431,876
Deferred credits and other liabilities
Deferred income taxes	320,582	269,286
Regulatory liabilities	313,299	296,797
Unamortized tax credits	59,947	58,810
Retirement benefits liability	325,060	355,844
Other	107,942	108,070
Total deferred credits and other liabilities	1,126,830	1,088,807
Contributions in aid of construction	344,110	335,364
Total capitalization and liabilities	$4,350,759	$4,285,680

The accompanying notes for HECO are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2010	13,831	$92,224	$389,609	$854,856	$709	$1,337,398
Comprehensive income (loss):
Net income for common stock	—	—	—	74,172	—	74,172
Retirement benefit plans:
Less: amortization of net loss, prior service gain and transition obligation included in net periodic benefit cost, net of tax benefits of $3,999	—	—	—	—	6,280	6,280
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $3,875	—	—	—	—	(6,084)	(6,084)
Other comprehensive income					196
Comprehensive income						74,368
Common stock dividends	—	—	—	(52,919)	—	(52,919)
Balance, September 30, 2011	13,831	$92,224	$389,609	$876,109	$905	$1,358,847

Balance, December 31, 2009	13,787	$91,931	$385,659	$827,036	$1,782	$1,306,408
Comprehensive income (loss):
Net income for common stock	—	—	—	57,674	—	57,674
Retirement benefit plans:
Less: amortization of net loss, prior service gain and transition obligation included in net periodic benefit cost, net of tax benefits of $1,796	—	—	—	—	2,819	2,819
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $1,681	—	—	—	—	(2,640)	(2,640)
Other comprehensive income					179
Comprehensive income						57,853
Common stock dividends	—	—	—	(38,360)	—	(38,360)
Common stock issue expenses	—	—	(9)	—	—	(9)
Balance, September 30, 2010	13,787	$91,931	$385,650	$846,350	$1,961	$1,325,892

The accompanying notes for HECO are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

Nine months ended September 30	2011	2010
(in thousands)

Cash flows from operating activities
Net income	$75,668	$59,170
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	107,673	113,568
Other amortization	12,694	5,360
Changes in deferred income taxes	51,120	74,720
Changes in tax credits, net	1,416	1,939
Allowance for equity funds used during construction	(4,131)	(4,817)
Change in cash overdraft	(2,688)	884
Changes in assets and liabilities
Increase in accounts receivable	(42,966)	(6,784)
Increase in accrued unbilled revenues	(33,503)	(11,590)
Increase in fuel oil stock	(4,592)	(42,569)
Increase in materials and supplies	(5,280)	(385)
Increase in regulatory assets	(34,231)	(3,269)
Decrease in accounts payable	(59,526)	(28,729)
Changes in prepaid and accrued income taxes and utility revenue taxes	44,498	(55,202)
Changes in other assets and liabilities	(45,684)	1,415
Net cash provided by operating activities	60,468	103,711
Cash flows from investing activities
Capital expenditures	(142,734)	(118,412)
Contributions in aid of construction	15,106	16,775
Other	77	657
Net cash used in investing activities	(127,551)	(100,980)
Cash flows from financing activities
Common stock dividends	(52,919)	(38,360)
Preferred stock dividends of HECO and subsidiaries	(1,496)	(1,496)
Net increase in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	12,498	—
Other	(67)	(1,409)
Net cash used in financing activities	(41,984)	(41,265)
Net decrease in cash and cash equivalents	(109,067)	(38,534)
Cash and cash equivalents, beginning of period	122,936	73,578
Cash and cash equivalents, end of period	$13,869	$35,044

The accompanying notes for HECO are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 • Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto incorporated by reference in HECO’s Form 10-K for the year ended December 31, 2010 and the unaudited consolidated financial statements and the notes thereto in HECO’s Quarterly Reports on SEC Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

In the opinion of HECO’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to fairly state the financial position of HECO and its subsidiaries as of September 30, 2011 and December 31, 2010 and the results of their operations for the three and nine months ended September 30, 2011 and 2010 and their cash flows for the nine months ended September 30, 2011 and 2010. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year. When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the current presentation.

The Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 was corrected to reflect an adjustment of $13 million related to unpaid invoices for electric utility property, plant and equipment that decreased operating cash flows and increased investing cash flows by this amount, but had no impact on the net change in cash and cash equivalents.

2 • Unconsolidated variable interest entities

HECO Capital Trust III.  HECO Capital Trust III (Trust III) was created and exists for the exclusive purposes of (i) issuing in March 2004 2,000,000 6.50% Cumulative Quarterly Income Preferred Securities, Series 2004 (2004 Trust Preferred Securities) ($50 million aggregate liquidation preference) to the public and trust common securities ($1.5 million aggregate liquidation preference) to HECO, (ii) investing the proceeds of these trust securities in 2004 Debentures issued by HECO in the principal amount of $31.5 million and issued by Hawaii Electric Light Company, Inc. (HELCO) and Maui Electric Company, Limited (MECO) each in the principal amount of $10 million, (iii) making distributions on these trust securities and (iv) engaging in only those other activities necessary or incidental thereto. The 2004 Trust Preferred Securities are mandatorily redeemable at the maturity of the underlying debt on March 18, 2034, which maturity may be extended to no later than March 18, 2053; and are currently redeemable at the issuer’s option without premium. The 2004 Debentures, together with the obligations of HECO, HELCO and MECO under an expense agreement and HECO’s obligations under its trust guarantee and its guarantee of the obligations of HELCO and MECO under their respective debentures, are the sole assets of Trust III. Trust III has at all times been an unconsolidated subsidiary of HECO. Since HECO, as the common security holder, does not absorb the majority of the variability of Trust III, HECO is not the primary beneficiary and does not consolidate Trust III in accordance with accounting rules on the consolidation of VIEs. Trust III’s balance sheets as of September 30, 2011 and December 31, 2010 each consisted of $51.5 million of 2004 Debentures; $50.0 million of 2004 Trust Preferred Securities; and $1.5 million of trust common securities. Trust III’s income statements for the nine months ended September 30, 2011 and 2010 each consisted of $2.5 million of interest income received from the 2004 Debentures, $2.4 million of distributions to holders of the Trust Preferred Securities, and $0.1 million of common dividends on the trust common securities to HECO. So long as the 2004 Trust Preferred Securities are outstanding, HECO is not entitled to receive any funds from Trust III other than pro-rata distributions, subject to certain subordination provisions, on the trust common securities. In the event of a default by HECO in the performance of its obligations under the 2004 Debentures or under its Guarantees, or in the event HECO, HELCO or MECO elect to defer payment of interest on any of their respective 2004 Debentures, then HECO will be subject to a number of restrictions, including a prohibition on the payment of dividends on its common stock.

Power purchase agreements.  As of September 30, 2011, HECO and its subsidiaries had six PPAs totaling 540 megawatts (MW) of firm capacity and other PPAs with smaller independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or small power production facilities with a capacity of 100 kW or less who buy power from or sell power to the utilities), none of which are currently required to be consolidated as VIEs. Approximately 91% of the 540 MW of firm capacity is pursuant to PPAs, entered into before December 31, 2003, with AES Hawaii, Inc. (AES Hawaii), Kalaeloa Partners, L.P. (Kalaeloa), Hamakua Energy Partners, L.P. (HEP) and HPOWER. Purchases from all IPPs for the nine months ended September 30, 2011 totaled $508 million, with purchases from AES Hawaii, Kalaeloa, HEP and HPOWER totaling $106 million, $226 million, $44 million and $45 million, respectively.

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

3 • Revenue taxes

HECO and its subsidiaries’ operating revenues include amounts for various Hawaii state revenue taxes. Revenue taxes are generally recorded as an expense in the period the related revenues are recognized. However, HECO and its subsidiaries’ revenue tax payments to the taxing authorities are based on the prior year’s revenues. For the nine months ended September 30, 2011 and 2010, HECO and its subsidiaries included approximately $193 million and $156 million, respectively, of revenue taxes in “operating revenues” and in “taxes, other than income taxes” expense.

4 • Retirement benefits

Retirement benefit plan changes.  See “Retirement benefit plan changes” in Note 5 of HEI’s Notes to Consolidated Financial Statements.

Defined benefit pension and other postretirement plans information.  For the first nine months of 2011, HECO and its subsidiaries contributed $55 million to their retirement benefit plans, compared to $24 million in the first nine months of 2010. HECO and its subsidiaries’ current estimate of contributions to their retirement benefit plans in 2011 is $73 million, compared to contributions of $31 million in 2010. The increase in expected 2011 contributions over 2010 contributions is driven by the minimum funding requirements under the Pension Protection Act of 2006, which were impacted by the following three factors: (1) the credit balance available to apply toward satisfaction of the minimum funding requirements was depleted in 2010 leaving less credit balance to be applied to 2011, (2) under the Pension Protection Act of 2006, the requirement was to fund 96% of the target liability in 2010, which increased to 100% for 2011 and future years, and (3) lower interest rates. HECO and its subsidiaries expect to pay directly $1 million of benefits in 2011, comparable to 2010.

The components of net periodic benefit cost were as follows:

	Three months ended September 30				Nine months ended September 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2011	2010	2011	2010	2011	2010	2011	2010

Service cost	$8,182	$7,097	$827	$1,206	$25,221	$20,479	$3,179	$3,425
Interest cost	14,656	14,816	2,197	2,500	44,308	44,053	6,921	7,667
Expected return on plan assets	(15,574)	(15,408)	(2,655)	(2,759)	(46,210)	(46,085)	(7,881)	(8,202)
Amortization of unrecognized transition obligation	—	—	(2)	(2)	—	—	(6)	(6)
Amortization of prior service gain	(187)	(186)	(590)	(86)	(561)	(560)	(1,129)	(197)
Recognized actuarial loss (gain)	3,679	1,925	104	(2)	11,815	5,377	159	2
Net periodic benefit cost	10,756	8,244	(119)	857	34,573	23,264	1,243	2,689
Impact of PUC D&Os	(713)	2,574	327	1,512	(2,813)	7,602	3,079	4,133
Net periodic benefit cost (adjusted for impact of PUC D&Os)	$10,043	$10,818	$208	$2,369	$31,760	$30,866	$4,322	$6,822

HECO and its subsidiaries recorded retirement benefits expense of $27 million and $29 million for the first nine months of 2011 and 2010, respectively. The electric utilities charged a portion of the net periodic benefit cost to electric utility plant.

Defined contribution plan information.  For the first nine months of 2011, the utilities’ expense for its defined contribution pension plan was de minimis.

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

Renewable energy projects.  HECO and its subsidiaries continue to negotiate with developers of proposed projects to integrate power into its grid from a variety of renewable energy sources, including solar, biomass, wind, ocean thermal energy conversion, wave and others. This includes HECO’s commitment to integrate wind power into the Oahu electrical grid that would be imported via a yet-to-be-built undersea transmission cable system from a windfarm proposed to be built on the island of Lanai. The State and HECO are working together to ensure the supporting infrastructure needed is in place to reliably accommodate this large increment of wind power, including any required utility system connections or interfaces with the cable and the windfarm facility. In December 2009, the PUC allowed HECO to defer the costs of studies for this large wind project for later review of prudence and reasonableness, and HECO is now seeking PUC approval to recover the deferred costs totaling $3.9 million through the REIP surcharge. Additionally, in July 2011, the PUC directed HECO to file a draft Request For Proposal (RFP) for 200 MW or more of renewable energy to be delivered to Oahu. In September 2011, the PUC opened a docket for the 200 MW renewable energy RFP, which will now include the undersea cable in the scope for bidders to consider. In October 2011, HECO filed a draft RFP with the PUC.

Interim increases.  As of September 30, 2011, HECO and its subsidiaries had recognized $24 million of revenues with respect to interim orders related to general rate increase requests. Revenue amounts recorded pursuant to interim orders are subject to refund, with interest, if they exceed amounts allowed in a final order.

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

In May 2011, based upon recommendations from the Consumer Advocate arising out of HECO’s 2009 test-year rate case, the PUC ordered that independently conducted regulatory audits on the reasonableness of costs incurred for HECO’s East Oahu Transmission Project, Campbell Industrial Park combustion turbine project, and Customer Information System Project be undertaken. The PUC confirmed that any revenue requirements arising from specific project costs being audited shall either remain interim and subject to refund until audit completion, or remain within regulatory deferral accounts. In the Interim D&O in the 2011 test year rate case, the PUC approved the portion of the settlement agreement in that proceeding allowing HECO to defer the portion of costs that are in excess of prior PUC approved amounts and related depreciation for HECO’s East Oahu Transmission Project Phase 1 ($43 million) and Campbell Industrial Park combustion turbine project ($32 million) until completion of an independently conducted regulatory audit of the prudence and reasonableness of the total project costs. The PUC approved the accrual of a carrying charge on the cost of such projects not yet included in rates and the related depreciation expense, from July 1, 2011 until the regulatory audits are completed and the PUC has issued an order allowing the remaining project costs in electric rates. For accounting purposes, HECO will recognize the equity portion of the carrying charge when it is allowed in electric rates. The PUC did not approve the agreement to defer expenses (subject to a limit to which the parties had agreed) associated with the yet-to-be completed Customer Information System.

Campbell Industrial Park 110 MW combustion turbine No. 1 (CIP CT-1) and transmission line.  HECO’s incurred costs for this project, which was placed in service in 2009, were $195 million, including $9 million of allowance for funds used during construction (AFUDC). HECO’s current rates reflect recovery of project costs of $163 million. See “Major projects” above regarding the regulatory audit process that must be completed in connection with determining recovery of the remaining costs for this project. Management believes no adjustment to project costs is required as of September 30, 2011.

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

Phase 1 was placed in service on June 29, 2010. As of September 30, 2011, HECO’s incurred costs for Phase 1 of this project was $59 million (as a result of higher costs and the project delays), including (i) $12 million of pre-2003 planning and permitting costs, (ii) $24 million of planning, permitting and construction costs incurred after the denial of the permit and (iii) $23 million for AFUDC. The interim decision and orders (D&O) issued in HECO’s 2011 test year rate case reflects approximately $16 million of EOTP Phase 1 costs and related depreciation expense in determining revenue requirements. See “Major projects” above regarding the regulatory audit that is to be conducted before the PUC determines the recoverability of the remaining costs for EOTP Phase 1.

In April 2010, HECO proposed a modification of Phase 2 that uses smart grid technology and is estimated to cost $10 million (total cost of $15 million less $5 million of funding through the Smart Grid Investment Grant Program of the American Recovery and Reinvestment Act of 2009). In October 2010, the PUC approved HECO’s modification request for Phase 2, which is projected for completion in 2012. As of September 30, 2011, HECO’s incurred costs for the Modified Phase 2 project amounted to $9 million.

Management believes no adjustment to project costs of EOTP Phase 1 or Modified Phase 2 is required as of September 30, 2011.

Customer Information System Project.  In 2005, the PUC approved the utilities’ request to (i) expend the then-estimated $20 million (including $18 million for capital and deferred costs) for a new Customer Information System (CIS), provided that no part of the project costs may be included in rate base until the project is in service and is “used and useful for public utility purposes,” and (ii) defer certain computer software development costs, accumulate AFUDC during the deferral period, amortize the deferred costs over a specified period and include the unamortized deferred costs in rate base, subject to specified conditions.

The CIS project is proceeding with the implementation of a new software system. As of September 30, 2011, HECO’s total deferred and capital cost estimate for the CIS was $57 million (of which $36 million was recorded). The PUC has ordered that this project undergo a regulatory audit, which likely will not be planned until the CIS project is complete and the CIS is operational. Management believes no adjustment to CIS project costs is required as of September 30, 2011.

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

Depending upon the final outcome of the CWA 316(b) regulations, possible changes in CWA effluent standards, the EGU MACT regulations, the tightening of the National Ambient Air Quality Standards, and the Regional Haze rule under the CAA, HECO and its subsidiaries may be required to incur material capital expenditures and other compliance costs, but such amounts are not determinable at this time. Additionally, the combined effects of these regulatory initiatives may result in a decision to retire certain generating units earlier than anticipated.

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

On September 22, 2009, the EPA issued its Final Mandatory Reporting of Greenhouse Gases Rule, which requires that sources emitting GHGs above certain threshold levels monitor and report GHG emissions. The utilities’ reports for 2010 were submitted to the EPA by the September 30, 2011 deadline. In December 2009, the EPA made the finding that motor vehicle GHG emissions endanger public health or welfare. Management believes the EPA will make the same or similar endangerment finding regarding GHG emissions from stationary sources like the utilities’ generating units.

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

Asset retirement obligations.  Asset retirement obligations (AROs) represent legal obligations associated with the retirement of certain tangible long-lived assets, are measured as the present value of the projected costs for the future retirement of specific assets and are recognized in the period in which the liability is incurred if a reasonable estimate of fair value can be made. HECO and its subsidiaries’ recognition of AROs have no impact on its earnings. The cost of the AROs is recovered over the life of the asset through depreciation. AROs recognized by HECO and its subsidiaries relate to obligations to retire plant and equipment, including removal of asbestos and other hazardous materials. In September 2009, HECO recorded an estimated ARO of $23 million related to removing retired generating units at its Honolulu power plant, including abating asbestos and lead-based paint. The obligation was subsequently increased by an additional $11 million in June 2010, due to an increase in the estimated costs of the removal project. In August 2010, HECO recorded a similar estimated ARO of $12 million related to removing retired generating units at HECO’s Waiau power plant.

Changes to the ARO liability included in “Other liabilities” on HECO’s balance sheet were as follows:

(in thousands)	2011	2010
Balance, January 1	$48,630	$23,746
Accretion expense	1,641	1,714
Liabilities incurred	—	11,949
Liabilities settled	(681)	(499)
Revisions in estimated cash flows	390	11,141
Balance, September 30	$49,980	$48,051

Collective bargaining agreements.  As of September 30, 2011, approximately 53% of the electric utilities’ employees were members of the International Brotherhood of Electrical Workers, AFL-CIO, Local 1260, which is the only union representing employees of the electric utilities. On March 11, 2011, the utilities’ bargaining unit employees ratified a new collective bargaining agreement and a new benefit agreement. The new collective bargaining agreement covers a term from January 1, 2011 to October 31, 2013 and provides for non-compounded wage increases (1.75%, 2.5%, and 3.0% for 2011, 2012 and 2013, respectively). The new benefit agreement covers a term from January 1, 2011 to October 31, 2014 and includes changes to medical, dental and vision plans with increased employee contributions and changes to retirement benefits for employees. See Note 4.

6 • Cash flows

Nine months ended September 30	2011	2010
(in millions)
Supplemental disclosures of cash flow information
Interest paid	$43	$42
Income tax paid/(received)	(27)	37
Supplemental disclosures of noncash activities
Electric utility property, plant and equipment - Unpaid invoices and other	21	13

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

Off-balance sheet financial instruments.  Fair value of HECO-obligated preferred securities of trust subsidiaries was based on quoted market prices.

The estimated fair values of the financial instruments held or issued by the electric utilities were as follows:

	September 30, 2011		December 31, 2010
(in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Cash and cash equivalents	$13,869	$13,869	$122,936	$122,936

Financial liabilities
Long-term debt, net, including amounts due within one year	1,058,038	1,033,222	1,057,942	1,020,550

Off-balance sheet item
HECO-obligated preferred securities of trust subsidiary	50,000	51,960	50,000	52,500

Fair value measurements on a nonrecurring basis.  From time to time, the utilities may be required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. As of September 30, 2011, there were no adjustments to fair value for assets measured at fair value on a nonrecurring basis in accordance with GAAP.

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

10 • Reconciliation of electric utility operating income per HEI and HECO consolidated statements of income

	Three months ended September 30		Nine months ended September 30
(in thousands)	2011	2010	2011	2010
Operating income from regulated and nonregulated activities before income taxes (per HEI consolidated statements of income)	$74,956	$51,343	$162,682	$135,387
Deduct:
Income taxes on regulated activities	(23,860)	(14,818)	(46,630)	(36,972)
Revenues from nonregulated activities	(1,347)	(903)	(3,467)	(4,303)
Add: Expenses from nonregulated activities	250	492	673	3,259
Operating income from regulated activities after income taxes (per HECO consolidated statements of income)	$49,999	$36,114	$113,258	$97,371

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

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (Loss) (unaudited)

Three months ended September 30, 2011

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and eliminations	HECO Consolidated

Operating revenues	$590,014	118,420	110,473	—	—	—	$818,907
Operating expenses
Fuel oil	259,027	31,433	62,015	—	—	—	352,475
Purchased power	141,742	38,252	8,490	—	—	—	188,484
Other operation	43,604	8,530	9,281	—	—	—	61,415
Maintenance	20,776	5,115	6,445	—	—	—	32,336
Depreciation	21,613	8,148	5,222	—	—	—	34,983
Taxes, other than income taxes	54,052	10,929	10,374	—	—	—	75,355
Income taxes	16,341	4,988	2,531	—	—	—	23,860
	557,155	107,395	104,358	—	—	—	768,908
Operating income	32,859	11,025	6,115	—	—	—	49,999
Other income
Allowance for equity funds used during construction	1,220	131	219	—	—	—	1,570
Equity in earnings of subsidiaries	11,929	—	—	—	—	(11,929)	—
Other, net	930	130	116	(2)	—	(4)	1,170
	14,079	261	335	(2)	—	(11,933)	2,740
Interest and other charges
Interest on long-term debt	9,130	2,985	2,268	—	—	—	14,383
Amortization of net bond premium and expense	503	137	127	—	—	—	767
Other interest charges	(406)	97	103	—	—	(4)	(210)
Allowance for borrowed funds used during construction	(518)	(54)	(86)	—	—	—	(658)
	8,709	3,165	2,412	—	—	(4)	14,282
Net income (loss)	38,229	8,121	4,038	(2)	—	(11,929)	38,457
Preferred stock dividend of subsidiaries	—	133	95	—	—	—	228
Net income (loss) attributable to HECO	38,229	7,988	3,943	(2)	—	(11,929)	38,229
Preferred stock dividends of HECO	270	—	—	—	—	—	270
Net income (loss) for common stock	$37,959	7,988	3,943	(2)	—	(11,929)	$37,959

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (Loss) (unaudited)

Three months ended September 30, 2010

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and eliminations	HECO Consolidated

Operating revenues	$436,919	95,645	89,659	—	—	—	$622,223
Operating expenses
Fuel oil	168,019	22,968	44,547	—	—	—	235,534
Purchased power	111,552	30,206	6,122	—	—	—	147,880
Other operation	44,949	7,848	9,868	—	—	—	62,665
Maintenance	20,258	4,995	5,365	—	—	—	30,618
Depreciation	21,197	9,127	5,953	—	—	—	36,277
Taxes, other than income taxes	40,924	8,904	8,489	—	—	—	58,317
Income taxes	8,665	3,327	2,826	—	—	—	14,818
	415,564	87,375	83,170	—	—	—	586,109
Operating income	21,355	8,270	6,489	—	—	—	36,114
Other income
Allowance for equity funds used during construction	923	129	145	—	—	—	1,197
Equity in earnings of subsidiaries	9,454	—	—	—	—	(9,454)	—
Other, net	267	147	120	(2)	(2)	(20)	510
	10,644	276	265	(2)	(2)	(9,474)	1,707
Interest and other charges
Interest on long-term debt	9,130	2,985	2,268	—	—	—	14,383
Amortization of net bond premium and expense	512	160	127	—	—	—	799
Other interest charges	476	92	105	—	—	(20)	653
Allowance for borrowed funds used during construction	(369)	(66)	(57)	—	—	—	(492)
	9,749	3,171	2,443	—	—	(20)	15,343
Net income (loss)	22,250	5,375	4,311	(2)	(2)	(9,454)	22,478
Preferred stock dividend of subsidiaries	—	133	95	—	—	—	228
Net income (loss) attributable to HECO	22,250	5,242	4,216	(2)	(2)	(9,454)	22,250
Preferred stock dividends of HECO	270	—	—	—	—	—	270
Net income (loss) for common stock	$21,980	5,242	4,216	(2)	(2)	(9,454)	$21,980

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (Loss) (unaudited)

Nine months ended September 30, 2011

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and eliminations	HECO Consolidated

Operating revenues	$1,550,491	328,650	311,719	—	—	—	$2,190,860
Operating expenses
Fuel oil	662,524	90,047	172,905	—	—	—	925,476
Purchased power	386,414	100,516	21,249	—	—	—	508,179
Other operation	139,255	26,322	28,757	—	—	—	194,334
Maintenance	64,045	13,263	15,500	—	—	—	92,808
Depreciation	67,381	24,619	15,673	—	—	—	107,673
Taxes, other than income taxes	143,049	30,265	29,188	—	—	—	202,502
Income taxes	24,679	13,482	8,469	—	—	—	46,630
	1,487,347	298,514	291,741	—	—	—	2,077,602
Operating income	63,144	30,136	19,978	—	—	—	113,258
Other income
Allowance for equity funds used during construction	3,154	447	530	—	—	—	4,131
Equity in earnings of subsidiaries	34,382	—	—	—	—	(34,382)	—
Other, net	2,288	450	270	(4)	(4)	(22)	2,978
	39,824	897	800	(4)	(4)	(34,404)	7,109
Interest and other charges
Interest on long-term debt	27,391	8,954	6,804	—	—	—	43,149
Amortization of net bond premium and expense	1,519	417	380	—	—	—	2,316
Other interest charges	414	271	302	—	—	(22)	965
Allowance for borrowed funds used during construction	(1,338)	(189)	(204)	—	—	—	(1,731)
	27,986	9,453	7,282	—	—	(22)	44,699
Net income (loss)	74,982	21,580	13,496	(4)	(4)	(34,382)	75,668
Preferred stock dividend of subsidiaries	—	400	286	—	—	—	686
Net income (loss) attributable to HECO	74,982	21,180	13,210	(4)	(4)	(34,382)	74,982
Preferred stock dividends of HECO	810	—	—	—	—	—	810
Net income (loss) for common stock	$74,172	21,180	13,210	(4)	(4)	(34,382)	$74,172

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (Loss) (unaudited)

Nine months ended September 30, 2010

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and eliminations	HECO Consolidated

Operating revenues	$1,220,589	276,120	254,320	—	—	—	$1,751,029
Operating expenses
Fuel oil	464,482	69,600	128,526	—	—	—	662,608
Purchased power	302,106	83,671	18,398	—	—	—	404,175
Other operation	130,795	25,097	26,271	—	—	—	182,163
Maintenance	55,898	16,305	17,691	—	—	—	89,894
Depreciation	65,022	27,380	21,166	—	—	—	113,568
Taxes, other than income taxes	114,481	25,741	24,056	—	—	—	164,278
Income taxes	25,417	7,369	4,186	—	—	—	36,972
	1,158,201	255,163	240,294	—	—	—	1,653,658
Operating income	62,388	20,957	14,026	—	—	—	97,371
Other income
Allowance for equity funds used during construction	4,081	330	406	—	—	—	4,817
Equity in earnings of subsidiaries	18,173	—	—	—	—	(18,173)	—
Other, net	2,271	402	(464)	(6)	(12)	(68)	2,123
	24,525	732	(58)	(6)	(12)	(18,241)	6,940
Interest and other charges
Interest on long-term debt	27,391	8,954	6,804	—	—	—	43,149
Amortization of net bond premium and expense	1,429	395	368	—	—	—	2,192
Other interest charges	1,342	288	299	—	—	(68)	1,861
Allowance for borrowed funds used during construction	(1,733)	(168)	(160)	—	—	—	(2,061)
	28,429	9,469	7,311	—	—	(68)	45,141
Net income (loss)	58,484	12,220	6,657	(6)	(12)	(18,173)	59,170
Preferred stock dividend of subsidiaries	—	400	286	—	—	—	686
Net income (loss) attributable to HECO	58,484	11,820	6,371	(6)	(12)	(18,173)	58,484
Preferred stock dividends of HECO	810	—	—	—	—	—	810
Net income (loss) for common stock	$57,674	11,820	6,371	(6)	(12)	(18,173)	$57,674

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Balance Sheet (unaudited)

September 30, 2011

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and Eliminations	HECO Consolidated
Assets
Utility plant, at cost
Land	$43,271	5,182	3,015	—	—	—	$51,468
Plant and equipment	3,029,505	1,026,081	896,213	—	—	—	4,951,799
Less accumulated depreciation	(1,131,520)	(410,842)	(406,102)	—	—	—	(1,948,464)
Construction in progress	101,762	19,546	15,332	—	—	—	136,640
Net utility plant	2,043,018	639,967	508,458	—	—	—	3,191,443
Investment in wholly owned subsidiaries, at equity	514,143	—	—	—	—	(514,143)	—
Current assets
Cash and cash equivalents	8,847	3,292	1,621	83	26	—	13,869
Advances to affiliates	—	44,700	19,000	—	—	(63,700)	—
Customer accounts receivable, net	127,968	29,198	25,766	—	—	—	182,932
Accrued unbilled revenues, net	104,194	17,737	15,956	—	—	—	137,887
Other accounts receivable, net	10,747	1,205	2,041	—	—	(6,412)	7,581
Fuel oil stock, at average cost	113,649	20,442	23,206	—	—	—	157,297
Materials and supplies, at average cost	23,530	4,584	13,883	—	—	—	41,997
Prepayments and other	27,438	3,818	3,449	—	—	(1,549)	33,156
Regulatory assets	7,327	1,286	1,234	—	—	—	9,847
Total current assets	423,700	126,262	106,156	83	26	(71,661)	584,566
Other long-term assets
Regulatory assets	364,309	59,516	60,815	—	—	—	484,640
Unamortized debt expense	8,389	2,432	1,923	—	—	—	12,744
Other	51,642	10,590	15,134	—	—	—	77,366
Total other long-term assets	424,340	72,538	77,872	—	—	—	574,750
Total assets	$3,405,201	838,767	692,486	83	26	(585,804)	$4,350,759
Capitalization and liabilities
Capitalization
Common stock equity	$1,358,847	279,672	234,363	82	26	(514,143)	$1,358,847
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	—	34,293
Long-term debt, net	629,740	204,102	166,696	—	—	—	1,000,538
Total capitalization	2,010,880	490,774	406,059	82	26	(514,143)	2,393,678
Current liabilities
Current portion of long-term debt	42,580	7,200	7,720	—	—	—	57,500
Short-term borrowings-nonaffiliates	12,498	—	—	—	—	—	12,498
Short-term borrowings-affiliate	63,700	—	—	—	—	(63,700)	—
Accounts payable	101,479	23,695	15,664	—	—	—	140,838
Interest and preferred dividends payable	13,300	4,247	3,803	—	—	(1)	21,349
Taxes accrued	133,631	35,022	32,439	—	—	(1,549)	199,543
Other	34,490	11,250	15,083	1	—	(6,411)	54,413
Total current liabilities	401,678	81,414	74,709	1	—	(71,661)	486,141
Deferred credits and other liabilities
Deferred income taxes	232,657	54,699	33,226	—	—	—	320,582
Regulatory liabilities	214,267	60,748	38,284	—	—	—	313,299
Unamortized tax credits	34,198	13,350	12,399	—	—	—	59,947
Retirement benefits liability	248,585	35,798	40,677	—	—	—	325,060
Other	67,829	27,832	12,281	—	—	—	107,942
Total deferred credits and other liabilities	797,536	192,427	136,867	—	—	—	1,126,830
Contributions in aid of construction	195,107	74,152	74,851	—	—	—	344,110
Total capitalization and liabilities	$3,405,201	838,767	692,486	83	26	(585,804)	$4,350,759

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Balance Sheet (unaudited)

December 31, 2010

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and Eliminations	HECO Consolidated
Assets
Utility plant, at cost
Land	$43,240	5,108	3,016	—	—	—	$51,364
Plant and equipment	2,984,887	1,030,520	881,567	—	—	—	4,896,974
Less accumulated depreciation	(1,134,423)	(408,704)	(397,932)	—	—	—	(1,941,059)
Construction in progress	78,934	9,828	12,800	—	—	—	101,562
Net utility plant	1,972,638	636,752	499,451	—	—	—	3,108,841
Investment in wholly owned subsidiaries, at equity	500,801	—	—	—	—	(500,801)	—
Current assets
Cash and cash equivalents	121,019	1,229	594	89	5	—	122,936
Advances to affiliates	—	30,950	29,500	—	—	(60,450)	—
Customer accounts receivable, net	93,474	23,484	21,213	—	—	—	138,171
Accrued unbilled revenues, net	71,712	16,018	16,654	—	—	—	104,384
Other accounts receivable, net	11,536	3,319	668	—	—	(6,147)	9,376
Fuel oil stock, at average cost	121,280	15,751	15,674	—	—	—	152,705
Materials and supplies, at average cost	18,890	4,498	13,329	—	—	—	36,717
Prepayments and other	36,974	9,825	8,417	—	—	—	55,216
Regulatory assets	5,294	1,064	991	—	—	—	7,349
Total current assets	480,179	106,138	107,040	89	5	(66,597)	626,854
Other long-term assets
Regulatory assets	352,038	61,051	57,892	—	—	—	470,981
Unamortized debt expense	9,240	2,681	2,109	—	—	—	14,030
Other	41,236	8,257	15,481	—	—	—	64,974
Total other long-term assets	402,514	71,989	75,482	—	—	—	549,985
Total assets	$3,356,132	814,879	681,973	89	5	(567,398)	$4,285,680
Capitalization and liabilities
Capitalization
Common stock equity	$1,337,398	270,573	230,137	86	5	(500,801)	$1,337,398
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	—	34,293
Long-term debt, net	672,268	211,279	174,395	—	—	—	1,057,942
Total capitalization	2,031,959	488,852	409,532	86	5	(500,801)	2,429,633
Current liabilities
Short-term borrowings-affiliate	60,450	—	—	—	—	(60,450)	—
Accounts payable	135,739	22,888	20,332	—	—	—	178,959
Interest and preferred dividends payable	13,648	4,196	2,762	—	—	(3)	20,603
Taxes accrued	116,840	31,229	27,891	—	—	—	175,960
Other	35,784	13,065	13,646	3	—	(6,144)	56,354
Total current liabilities	362,461	71,378	64,631	3	—	(66,597)	431,876
Deferred credits and other liabilities
Deferred income taxes	198,753	44,971	25,562	—	—	—	269,286
Regulatory liabilities	201,587	56,190	39,020	—	—	—	296,797
Unamortized tax credits	33,661	12,857	12,292	—	—	—	58,810
Retirement benefits liability	271,499	39,811	44,534	—	—	—	355,844
Other	66,898	28,739	12,433	—	—	—	108,070
Total deferred credits and other liabilities	772,398	182,568	133,841	—	—	—	1,088,807
Contributions in aid of construction	189,314	72,081	73,969	—	—	—	335,364
Total capitalization and liabilities	$3,356,132	814,879	681,973	89	5	(567,398)	$4,285,680

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Changes in Common Stock Equity (unaudited)

Nine months ended September 30, 2011

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and eliminations	HECO Consolidated
Balance, December 31, 2010	$1,337,398	270,573	230,137	86	5	(500,801)	$1,337,398
Comprehensive income (loss):
Net income (loss) for common stock	74,172	21,180	13,210	(4)	(4)	(34,382)	74,172
Retirement benefit plans:
Less: amortization of net loss, prior service gain and transition obligation included in net periodic benefit cost, net of tax benefits	6,280	992	868	—	—	(1,860)	6,280
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(6,084)	(980)	(849)	—	—	1,829	(6,084)
Other comprehensive income	196	12	19	—	—	(31)	196
Comprehensive income	74,368	21,192	13,229	(4)	(4)	(34,413)	74,368
Common stock dividends	(52,919)	(12,093)	(9,003)	—	—	21,096	(52,919)
Common stock issuance	—	—	—	—	25	(25)	—
Balance, September 30, 2011	$1,358,847	279,672	234,363	82	26	(514,143)	$1,358,847

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Changes in Common Stock Equity (unaudited)

Nine months ended September 30, 2010

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and eliminations	HECO Consolidated
Balance, December 31, 2009	$1,306,408	240,576	221,319	94	17	(462,006)	$1,306,408
Comprehensive income (loss):
Net income (loss) for common stock	57,674	11,820	6,371	(6)	(12)	(18,173)	57,674
Retirement benefit plans:
Less: amortization of net loss, prior service gain and transition obligation included in net periodic benefit cost, net of tax benefits	2,819	593	461	—	—	(1,054)	2,819
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(2,640)	(579)	(443)	—	—	1,022	(2,640)
Other comprehensive income	179	14	18	—	—	(32)	179
Comprehensive income (loss)	57,853	11,834	6,389	(6)	(12)	(18,205)	57,853
Common stock dividends	(38,360)	(7,710)	(3,001)	—	—	10,711	(38,360)
Common stock issue expenses	(9)	(5)	—	—	—	5	(9)
Balance, September 30, 2010	$1,325,892	244,695	224,707	88	5	(469,495)	$1,325,892

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Cash Flows (unaudited)

Nine months ended September 30, 2011

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Elimination addition to (deduction from) cash flows	HECO Consolidated
Cash flows from operating activities:
Net income (loss)	$74,982	21,580	13,496	(4)	(4)	(34,382)	$75,668
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings	(34,457)	—	—	—	—	34,382	(75)
Common stock dividends received from subsidiaries	21,171	—	—	—	—	(21,096)	75
Depreciation of property, plant and equipment	67,381	24,619	15,673	—	—	—	107,673
Other amortization	9,390	1,928	1,376	—	—	—	12,694
Changes in deferred income taxes	33,606	9,801	7,713	—	—	—	51,120
Changes in tax credits, net	771	510	135	—	—	—	1,416
Allowance for equity funds used during construction	(3,154)	(447)	(530)	—	—	—	(4,131)
Change in cash overdraft	—	(2,527)	(161)	—	—	—	(2,688)
Changes in assets and liabilities:
Increase in accounts receivable	(33,705)	(3,600)	(5,926)	—	—	265	(42,966)
Decrease (increase) in accrued unbilled revenues	(32,482)	(1,719)	698	—	—	—	(33,503)
Decrease (increase) in fuel oil stock	7,631	(4,691)	(7,532)	—	—	—	(4,592)
Increase in materials and supplies	(4,640)	(86)	(554)	—	—	—	(5,280)
Increase in regulatory assets	(27,602)	(1,551)	(5,078)	—	—	—	(34,231)
Increase (decrease) in accounts payable	(52,693)	100	(6,933)	—	—	—	(59,526)
Changes in prepaid and accrued income and utility revenue taxes	25,633	8,760	10,105	—	—	—	44,498
Changes in other assets and liabilities	(35,362)	(5,485)	(4,570)	(2)	—	(265)	(45,684)
Net cash provided by (used in) operating activities	16,470	47,192	17,912	(6)	(4)	(21,096)	60,468
Cash flows from investing activities:
Capital expenditures	(100,033)	(22,770)	(19,931)	—	—	—	(142,734)
Contributions in aid of construction	9,381	3,884	1,841	—	—	—	15,106
Other	77	—	—	—	—	—	77
Investment in consolidated subsidiary	(25)	—	—	—	—	25	—
Advances from (to) affiliates	—	(13,750)	10,500	—	—	3,250	—
Net cash used in investing activities	(90,600)	(32,636)	(7,590)	—	—	3,275	(127,551)
Cash flows from financing activities:
Common stock dividends	(52,919)	(12,093)	(9,003)	—	—	21,096	(52,919)
Preferred stock dividends of HECO and subsidiaries	(810)	(400)	(286)	—	—	—	(1,496)
Net increase in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	15,748	—	—	—	—	(3,250)	12,498
Proceeds from issuance of common stock	—	—	—	—	25	(25)	—
Other	(61)	—	(6)	—	—	—	(67)
Net cash provided by (used in) financing activities	(38,042)	(12,493)	(9,295)	—	25	17,821	(41,984)
Net increase (decrease) in cash and cash equivalents	(112,172)	2,063	1,027	(6)	21	—	(109,067)
Cash and cash equivalents, beginning of period	121,019	1,229	594	89	5	—	122,936
Cash and cash equivalents, end of period	$8,847	3,292	1,621	83	26	—	$13,869

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Cash Flows (unaudited)

Nine months ended September 30, 2010

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Elimination addition to (deduction from) cash flows	HECO Consolidated
Cash flows from operating activities:
Net income (loss)	$58,484	12,220	6,657	(6)	(12)	(18,173)	$59,170
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings	(18,248)	—	—	—	—	18,173	(75)
Common stock dividends received from subsidiaries	10,786	—	—	—	—	(10,711)	75
Depreciation of property, plant and equipment	65,022	27,380	21,166	—	—	—	113,568
Other amortization	3,686	2,595	(921)	—	—	—	5,360
Changes in deferred income taxes	45,875	20,643	8,202	—	—	—	74,720
Changes in tax credits, net	1,992	132	(185)	—	—	—	1,939
Allowance for equity funds used during construction	(4,081)	(330)	(406)	—	—	—	(4,817)
Change in cash overdraft	—	—	884	—	—	—	884
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(11,894)	1,469	861	—	—	2,780	(6,784)
Increase in accrued unbilled revenues	(8,453)	(1,116)	(2,021)	—	—	—	(11,590)
Increase in fuel oil stock	(41,259)	(673)	(637)	—	—	—	(42,569)
Decrease (increase) in materials and supplies	(1,071)	(282)	968	—	—	—	(385)
Increase in regulatory assets	(1,801)	(1,144)	(324)	—	—	—	(3,269)
Increase (decrease) in accounts payable	(26,400)	(118)	(2,211)	—	—	—	(28,729)
Changes in prepaid and accrued income and utility revenue taxes	(45,651)	(2,567)	(6,984)	—	—	—	(55,202)
Changes in other assets and liabilities	21,933	(20,580)	2,845	(2)	(1)	(2,780)	1,415
Net cash provided by (used in) operating activities	48,920	37,629	27,894	(8)	(13)	(10,711)	103,711
Cash flows from investing activities:
Capital expenditures	(79,752)	(21,216)	(17,444)	—	—	—	(118,412)
Contributions in aid of construction	10,079	5,073	1,623	—	—	—	16,775
Other	657	—	—	—	—	—	657
Advances from (to) affiliates	13,050	—	(8,500)	—	—	(4,550)	—
Net cash used in investing activities	(55,966)	(16,143)	(24,321)	—	—	(4,550)	(100,980)
Cash flows from financing activities:
Common stock dividends	(38,360)	(7,710)	(3,001)	—	—	10,711	(38,360)
Preferred stock dividends of HECO and subsidiaries	(810)	(400)	(286)	—	—	—	(1,496)
Net increase (decrease) in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	8,500	(13,050)	—	—	—	4,550	—
Other	(1,005)	(279)	(125)	—	—	—	(1,409)
Net cash used in financing activities	(31,675)	(21,439)	(3,412)	—	—	15,261	(41,265)
Net increase (decrease) in cash and cash equivalents	(38,721)	47	161	(8)	(13)	—	(38,534)
Cash and cash equivalents, beginning of period	70,981	2,006	474	98	19	—	73,578
Cash and cash equivalents, end of period	$32,260	2,053	635	90	6	—	$35,044

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and HECO’s Form 10-K for 2010 and should be read in conjunction with the 2010 annual consolidated financial statements of HEI and HECO and notes thereto included and incorporated by reference, respectively, in HEI’s and HECO’s Form 10-K for 2010, as well as the quarterly (as of and for the three months ended March 31, 2011, as of and for the three and six months ended June 30, 2011, and as of and for the three and nine months ended September 30, 2011) financial statements and notes thereto included in this Form 10-Q and the Form 10-Q for the first and second quarters of 2011.

HEI Consolidated

RESULTS OF OPERATIONS

(in thousands, except per	Three months ended September 30%			Primary reason(s) for
share amounts)	2011	2010	change	significant change*
Revenues	$886,355	$694,541	28	Increase for the electric utility segment, partly offset by a decrease for the bank segment

Operating income	94,490	72,631	30	Increase for the electric utility segment, partly offset by a decrease for the bank segment and higher losses for the “other” segment

Net income for common stock	48,404	32,449	49	Higher operating income and lower “interest expense—other than on deposit liabilities and other bank borrowings,” partly offset by higher income taxes**

Basic earnings per common share	0.50	0.35	43	Higher net income, partly offset by higher weighted average shares outstanding

Weighted-average number of common shares outstanding	95,873	93,699	2	Issuances of shares under the HEI Dividend Reinvestment and Stock Purchase Plan and other Company plans prior to August 18, 2011

(in thousands, except per	Nine months ended September 30%			Primary reason(s) for
share amounts)	2011	2010	change	significant change*
Revenues	$2,391,307	$1,969,245	21	Increase for the electric utility segment, partly offset by a decrease for the bank segment

Operating income	221,526	196,969	12	Increase for the electric utility segment and lower losses for the “other” segment, partly offset by a decrease for the bank segment

Net income for common stock	104,005	88,837	17	Higher operating income, partly offset by higher “interest expense—other than on deposit liabilities and other bank borrowings” and higher income taxes**

Basic earnings per common share	$1.09	$0.95	15	Higher net income, partly offset by higher weighted average shares outstanding

Weighted-average number of common shares outstanding	95,365	93,148	2	Issuances of shares under the HEI Dividend Reinvestment and Stock Purchase Plan and other Company plans prior to August 18, 2011

*  Also, see segment discussions which follow.

**          The Company’s effective tax rates (combined federal and state) for the third quarters of 2011 and 2010 were 36% and 38%, respectively. The Company’s effective tax rates (combined federal and state) for the first nine months of 2011 and 2010 were 35% and 36%, respectively.

In 2008, the Company initiated aggressive strategies to set both the utilities and ASB on a new course — the utilities entered into an agreement with the State to create a clean energy future for Hawaii and ASB set new performance standards. In 2010 and the first nine months of 2011, the Company continued to make major progress on these strategies. The utilities advanced key HCEI initiatives, and ASB completed its performance improvement project in 2010 and demonstrated reduced risk and profitability metrics in line with or better than the average of its high performing peers in the first nine months of 2011 (see segment discussions below). Together, HEI’s unique combination of electric utilities and a bank continues to provide the Company with a strong balance sheet and the financial resources to invest in the strategic growth of its subsidiaries while providing an attractive dividend for investors.

Dividends.  The payout ratios for 2010 and the first nine months of 2011 were 102% and 85%, respectively. HEI currently expects to maintain the dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation, including but not limited to the Company’s results of operations, the long-term prospects for the Company, and current and expected future economic conditions.

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

Hawaii’s tourism industry, a significant driver of Hawaii’s economy, maintained a positive though weakening growth trend over 2010. State visitor arrivals grew by 2.5% year-to-date August 2011 over the same period in 2010. However, in August 2011 state visitor arrivals fell for the third straight month, dropping by 4.2% below August 2010, mainly due to lower U.S. mainland arrivals. Visitor expenditures continued to grow, increasing by 14.1% year-to-date August 2011 over the same period in 2010. Visitor expenditures in August 2011 were 2.3% higher than in August 2010. Hotel occupancies and room rates remain higher year-over-year.

Hawaii’s unemployment rate was 6.2% in August 2011, lower than in August 2010 and lower than the national unemployment rate of 9.1% in August 2011. Jobs continued to slowly grow through August 2011, but not enough to cause any rapid improvement in the unemployment rate.

Single family residential home sales on Oahu increased 4.0% in September 2011 over September 2010, however, year-to-date sales remained lower than 2010 by 2.3%. Median prices remained lower than 2010.

Crude oil prices reached their highest level since 2008 in April 2011. The price of a barrel of West Texas Intermediate (WTI) crude oil peaked at $113.93 on April 29, 2011 before declining to an average of $86 per barrel in September 2011. The U.S. Energy Information Administration’s October 2011 Short-Term Energy Outlook projects WTI to average $92 per barrel in 2011.

The Federal Open Market Committee held the federal funds rate target at 0 to ¼ percent on September 21, 2011, citing significant risks to economic growth, as unemployment is expected to remain high and European credit concerns threaten the global recovery. The maturity of the System Open Market Account portfolio was also extended in efforts to support a stronger economic recovery.

Overall, Hawaii’s economy is expected to see only modest growth in 2011 and 2012 as local economic growth is slowing, impeded by deteriorating conditions in the U.S. and global economies.

Major tax legislation.  Two bills enacted in 2010 (the Small Business Jobs Act and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act) contained major tax provisions directly affecting the Company, including the extension of 50% bonus depreciation and 100% bonus depreciation for certain property. For the Company, the bonus depreciation provisions result in an estimated increase in federal tax depreciation of $88 million for 2010 and $165 million for 2011, primarily attributable to the utilities. A number of energy-related tax breaks were also extended, including the biodiesel credit through 2012. The Company will continue to analyze these Acts for their impacts and the opportunities they present.

Retirement benefits.  For the first nine months of 2011, the Company’s and HECO and its subsidiaries’ defined benefit retirement plans’ assets generated a loss, including investment management fees, of 8.8%. The market value of the defined benefit retirement plans’ assets of the Company as of September 30, 2011 was $907 million (including $824 million for HECO and its subsidiaries) compared to $983 million at December 31, 2010 (including $891 million for HECO and its subsidiaries).

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

The following table reflects the sensitivity to the qualified defined benefit pension projected benefit obligation (PBO) as of December 31, 2011, associated with a change in the pension benefits discount rate actuarial assumption by the indicated basis points and constitutes “forward-looking statements.”

	Change in 5.68%	Impact on HEI	Impact on HECO
Actuarial Assumption	assumption in basis points	consolidated PBO	consolidated PBO
Pension benefits discount rate	- 100/+100	$175 million/$(142) million	$161 million/$(130) million

Commitments and contingencies.  See Note 9 of HEI’s “Notes to Consolidated Financial Statements.”

Recent accounting pronouncements and interpretations.  See Note 12 of HEI’s “Notes to Consolidated Financial Statements.”

“Other” segment.

	Three months ended September 30		Nine months ended September 30		Primary reason(s) for year-to-date (YTD)
(in thousands)	2011	2010	2011	2010	significant change
Revenues	$1	$(14)	$(751)	$(62)	YTD - Higher losses on venture capital investments

Operating loss	(3,635)	(3,101)	(9,899)	(10,353)	YTD - Lower administrative and general expenses, primarily executive compensation expense

Net loss	(5,012)	(4,824)	(14,670)	(13,997)

YTD - See explanation for operating loss and higher tax benefits due to a favorable settlement with the IRS, more than offset by higher interest expense primarily due to the losses on Forward Starting Swaps and the issuance of private placement notes in advance of the repayment of maturing medium-term notes

The “other” business segment includes results of the stand-alone corporate operations of HEI and American Savings Holdings, Inc. (ASHI), both holding companies; HEI Properties, Inc., a company holding passive, venture capital investments; The Old Oahu Tug Service, Inc., a maritime freight transportation company that ceased operations in 1999; and Pacific Energy Conservation Services, Inc., a contract services company which provided windfarm operational and maintenance services to an affiliated electric utility until the windfarm was dismantled (dissolved in April 2011); as well as eliminations of intercompany transactions.

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

The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	September 30, 2011		December 31, 2010

Short-term borrowings—other than bank	$51	2%	$25	1%
Long-term debt, net—other than bank	1,340	45	1,365	47
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	1,538	52	1,484	51
	$2,963	100%	$2,908	100%

HEI’s short-term borrowings and HEI’s line of credit facility were as follows:

	Nine months ended September 30, 2011	Balance
(in millions)	Average balance	September 30, 2011	December 31, 2010
Short-term borrowings(1)
Commercial paper	$10	$39	$25
Line of credit draws	—	—	—
Undrawn capacity under HEI’s line of credit facility (expiring May 7, 2013)	125	125	125

(1)     This table does not include HECO’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” At October 21, 2011, HEI had $38 million of outstanding commercial paper and its line of credit facility was undrawn.

HEI has a line of credit facility of $125 million (see Note 13 of HEI’s “Notes to Consolidated Financial Statements”). There are customary conditions which must be met in order to draw on it, including compliance with its covenants (such as covenants preventing HEI’s subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, HEI). In addition to customary defaults, HEI’s failure to maintain its financial ratios, as defined in the agreement, or meet other requirements may result in an event of default. For example, it is an event of default if HEI fails to maintain a nonconsolidated “Capitalization Ratio” (funded debt) of 50% or less (ratio of 18% as of September 30, 2011, as calculated under the agreement) and “Consolidated Net Worth” of at least $975 million (Net Worth of $1.6 billion as of September 30, 2011, as calculated under the agreement). The commitment fee and interest charges on drawn amounts under the agreement are subject to adjustment in the event of a change in HEI’s long-term credit ratings.

HEI raised $24 million through the issuance of approximately 1.0 million shares of common stock under the DRIP, the HEIRSP and the ASB 401(k) Plan during the nine months ended September 30, 2011. On August 18, 2011, HEI began satisfying the requirements of the DRIP, HEIRSP and ASB 401(k) Plan through open market purchases of its common stock.

On March 24, 2011, HEI issued $125 million of Senior Notes via a private placement ($75 million of 4.41% notes due March 24, 2016 and $50 million of 5.67% notes due March 24, 2021). HEI used part of the net proceeds from the issuance of the Senior Notes to pay down commercial paper (originally issued to refinance $50 million of 4.23% medium-term notes that matured on March 15, 2011) and ultimately used the remaining proceeds to refinance part of the $100 million of 6.141% medium-term notes that matured on August 15, 2011. The Senior Notes contain customary representation and warranties, affirmative and negative covenants, and events of default (the occurrence of which may result in some or all of the notes then outstanding becoming immediately due and payable) and provisions requiring the maintenance by HEI of certain financial ratios generally consistent with those in HEI’s revolving noncollateralized credit agreement, expiring on May 7, 2013. For example, it is an event of default if HEI fails to maintain an unconsolidated “Capitalization Ratio” (funded debt) of 50% or less (ratio of 18% as of September 30, 2011, as calculated under the agreement) or “Consolidated Net Worth” of at least $975 million (Net Worth of $1.6 billion as of September 30, 2011, as calculated under the agreement).

For the first nine months of 2011, net cash provided by operating activities of consolidated HEI was $101 million. Net cash used by investing activities for the same period was $170 million, primarily due to net increases in ASB’s loans held for investment and HECO’s consolidated capital expenditures, partly offset by net decreases in ASB’s investment securities and mortgage-related securities. Net cash provided by financing activities during this period was $21 million as a result of several factors, including net increases in deposit liabilities and short-term borrowings and proceeds from the issuance of common stock under HEI plans, partly offset by a net decrease in long-term debt and the payment of common stock dividends. Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), HECO’s periodic short-term borrowings from HEI (and related interest) and the payment of dividends to HEI, the electric utility and bank segments are largely autonomous in their operating, investing and financing activities. (See the electric utility and bank segments’ discussions of their cash flows in their respective “Financial condition—Liquidity and capital resources” sections below.) During the first nine months of 2011, HECO and ASB paid dividends to HEI of $53 million and $43 million, respectively.

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

Following are discussions of the results of operations, liquidity and capital resources of the electric utility and bank segments.

Electric utility

RESULTS OF OPERATIONS

(dollars in thousands,	Three months ended September 30%
except per barrel amounts)	2011	2010	change	Primary reason(s) for significant change
Revenues	$820,254	$623,126	32

Higher fuel oil and purchased power costs, the effects of which are generally passed on to customers ($178 million), net decoupling revenue adjustment (RBA) at HECO ($8 million), rate base revenue adjustment mechanism (RAM) and O&M RAM at HECO ($1 million), HECO test year 2011 ($10 million) and HELCO test year 2010 ($1 million) interim rate increases and fuel efficiency savings at HELCO and MECO ($4 million), partly offset by lower KWH sales at HELCO and MECO ($3 million)

Expenses
Fuel oil	352,475	235,534	50	Higher fuel oil costs, partially offset by less KWHs generated
Purchased power	188,484	147,880	27	Higher fuel costs, partially offset by less KWHs purchased
Other operation	61,415	62,665	(2)	See “Results — three months ended September 30, 2011” below
Maintenance	32,336	30,618	6	See “Results — three months ended September 30, 2011” below
Depreciation	34,983	36,277	(4)	Reflects lower depreciation rates implemented in conjunction with the HECO test year 2011 and HELCO and MECO test year 2010 interim D&Os
Taxes, other than income taxes	75,355	58,317	29	Increase in revenues
Other	250	492	(49)
Operating income	74,956	51,343	46	See “Results — three months ended September 30, 2011” below
Net income for common stock	37,959	21,980	73	Higher operating income, partially offset by higher income taxes
Kilowatthour sales (millions)	2,448	2,497	(2)
Wet-bulb temperature (Oahu average; degrees Fahrenheit)	71.5	69.8	2
Cooling degree days (Oahu)	1,504	1,428	5
Average fuel oil cost per barrel	$135.66	$89.97	51
Customer accounts (end of period)	446,144	444,190	—

(dollars in thousands,	Nine months ended September 30%
except per barrel amounts)	2011	2010	change	Primary reason(s) for significant change
Revenues	$2,194,327	$1,755,332	25

Higher fuel oil and purchased power costs, the effects of which are generally passed on to customers ($399 million), net decoupling revenue adjustment (RBA) at HECO ($12 million), rate base RAM and O&M RAM at HECO ($2 million), HECO test year 2011 ($10 million), HELCO test year 2010 ($4 million) and MECO test year 2010 ($5 million) interim rate increases and fuel efficiency savings at HELCO and MECO ($8 million)

Expenses
Fuel oil	925,476	662,608	40	Higher fuel oil costs, partially offset by less KWHs generated
Purchased power	508,179	404,175	26	Higher fuel costs, partially offset by less KWHs purchased
Other operation	194,334	182,163	7	See “Results — nine months ended September 30, 2011” below
Maintenance	92,808	89,894	3	See “Results — nine months ended September 30, 2011” below
Depreciation	107,673	113,568	(5)	Reflects lower depreciation rates implemented in conjunction with the HECO test year 2011 and HELCO and MECO test year 2010 interim D&Os
Taxes, other than income taxes	202,502	164,278	23	Increase in revenues
Other	673	3,259	(79)	Includes write-down of investment in combined heat and power system in 2010 ($1 million)
Operating income	162,682	135,387	20	See “Results — nine months ended September 30, 2011” below
Net income for common stock	74,172	57,674	29	Higher operating income, partly offset by higher income taxes
Kilowatthour sales (millions)	7,159	7,144	—
Wet-bulb temperature (Oahu average; degrees Fahrenheit)	69.7	67.8	3
Cooling degree days (Oahu)	3,681	3,495	5
Average fuel oil cost per barrel	$120.13	$86.12	39

The electric utilities had effective tax rates for the third quarters of 2011 and 2010 of 38% and 40%, respectively, and for the first nine months of 2011 and 2010 of 38%.

See “Economic conditions” in the “HEI Consolidated” section above.

Results — three months ended September 30, 2011.  Operating income for the third quarter of 2011 increased by 46% when compared to the same quarter in 2010 due primarily to interim rate relief ($11 million), decoupling revenue adjustments net of lower sales and fuel efficiency savings at HECO ($8 million), rate base RAM and O&M RAM at HECO ($1 million) and fuel efficiency savings at HELCO and MECO ($4 million), partly offset by lower KWH sales at HELCO and MECO ($3 million) and higher maintenance expenses. Maintenance expenses increased $2 million due to the timing of overhaul costs and increased maintenance on boiler plant and related equipment, partly offset by costs related to a spare engine purchased in 2010. “Other operation” expenses decreased by $1 million in the third quarter of 2011 compared to the same period in 2010 primarily due to a regulatory change in the capitalization of administrative costs, which lowered administrative and general expenses by $3 million, and lower claim reserves ($2 million), partly offset by higher bad debt expense ($4 million).

Results — nine months ended September 30, 2011.  Operating income for the first nine months of 2011 increased by 20% when compared to the same period in 2010 due primarily to interim rate relief ($18 million), decoupling revenue adjustments net of lower sales and fuel efficiency savings at HECO ($12 million), rate base RAM and O&M RAM at HECO ($2 million) and fuel efficiency savings at HELCO and MECO ($8 million), partly offset by higher “Other operation” and “Maintenance” (O&M) expenses. “Other operation” expenses increased by $12 million in the first nine months of 2011 compared to the same period in 2010 primarily due to higher transmission and distribution operation expenses ($3 million), bad debt ($5 million) and DSM expense ($2 million) that are generally passed on to customers through surcharges. Maintenance expenses increased $3 million due to higher transmission and distribution maintenance, including higher vegetation and substation maintenance.

Utility strategic progress.  In 2010 and the first nine months of 2011, the utilities continued to make significant progress in implementing their clean energy strategies and the PUC issued several important regulatory decisions, all of which are key steps to support Hawaii’s efforts to reduce its dependence on oil. Included in the PUC decisions were a number of interim and final rate case decisions (see table in “Most recent rate proceedings” below). Additional PUC decisions are needed that will allow the utilities to recover their increasing expenditures for clean energy and reliability on a more timely basis.

Regulatory.  With PUC approval, HECO implemented on March 1, 2011 a new regulatory model that is intended to facilitate meeting the State’s goals to transition to a clean energy economy and achieve an aggressive renewable portfolio standard. The model, referred to as “decoupling,” delinks revenues from sales and includes annual revenue adjustments for O&M expenses and rate base additions. Decoupling provides for more timely cost recovery and earning on investments and should result in an improvement in the utilities’ under-earning situation over the last several years. Prior to and during the transition to decoupling, however, the utilities’ returns have been, and may continue to be, well below PUC-allowed returns, as illustrated in the following table:

%	Return on average common equity			Return on ratebase (RORB)
12 months ended September 30, 2011	HECO	HELCO	MECO	HECO	HELCO	MECO
Utility returns (rate-making method)	6.36	10.02	6.82	6.07	8.48	6.50
PUC-allowed returns	10.00	10.50	10.50	8.11	8.59	8.43
Difference	(3.64)	(0.48)	(3.68)	(2.04)	(0.11)	(1.93)

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

Effective March 1, 2011, as part of the decoupling implementation, HECO established the revenue balancing account and started recording the difference between target revenues from its HECO 2009 rate case and actual revenues. Beginning June 1, 2011, HECO began accruing and collecting 2011 RAM revenues of $15 million annually, or $1.3 million per month, which was superseded on July 26, 2011 by the implementation of interim rates in HECO’s 2011 general rate case (see “Most recent rate proceedings” below). Under the decoupling tariff order, in future non-general rate case years, HECO will accrue and collect 7/12ths of the annual RAM adjusted revenues in one year and the remaining 5/12ths in the following year. HECO had expected to be able to accrue RAM-adjusted revenues from January 1 of each RAM period.

Also critical to narrowing the ROACE gap are HECO’s 2011 rate case, decoupling implementation for HELCO and MECO and the outcome of the regulatory audits to be conducted on certain major projects. See “Major projects” in Note 5 to HECO’s “Notes to Consolidated Financial Statements” for a discussion of the regulatory audits ordered by the PUC. The HECO 2011 rate case interim D&O reset target revenues, O&M expenses and rate base for the decoupling mechanisms until a final D&O is issued. Management expects total 2011 HECO consolidated O&M expenses to be 3% higher than 2010 expenses primarily due to higher bad debts and the timing of PUC decisions. Management’s ROACE goal for HECO (unconsolidated) for the full year 2012 is to earn within approximately 150 basis points of the PUC-allowed return under the current regulatory mechanisms.

Future earnings growth is also dependent on rate base growth. For 2011, the utilities’ capital expenditures are now estimated to be approximately 10% below the forecast of $300 million. The utilities’ five-year 2011-2015 capital expenditures forecast of $2.2 billion reflects a compounded annual rate base growth rate of approximately 5%. Many of the major initiatives within this forecast are expected to be completed beyond the 5-year period. Four major initiatives comprise approximately 40% of the 5-year plan: (1) replacing aging infrastructure; (2) environmental compliance; (3) fuel infrastructure investments; and (4) infrastructure investments to integrate renewables into the system. Estimates for these initiatives could change with time, based on external factors such as the timing and technical requirements for environmental compliance. The utilities are currently evaluating the 2012-2016 capital expenditure forecast.

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

On July 22, 2011, the PUC issued an interim D&O in HECO’s 2011 test year rate case, effective July 26, 2011, granting a total annual interim increase of $53.2 million, or 3.1%, or an increase of $38.2 million in annual revenues, or 2.2%, net of the $15 million of revenues currently being recovered through the decoupling Revenue Adjustment Mechanism (RAM). The interim increase is based on, and is substantially the same as, the increase proposed in the settlement agreement executed and filed on July 5, 2011 by HECO, the Consumer Advocate and the Department of Defense (the parties in the proceeding). The interim increase reflects the new depreciation rates and methods approved by the PUC in a separate proceeding, which will result in a $2 million decrease in depreciation expense effective with interim rates to the end of 2011. The PUC did not approve the portion of the settlement agreement to allow deferral of certain costs amounting to approximately $3.2 million for 2011 (most of which have not yet been expended, including costs related to project management for the interisland wind project and undersea cable system sourcing). HECO filed a motion for clarification and/or partial reconsideration of the interim D&O’s findings and conclusions on the deferral of these costs. A hearing on HECO’s motion was held in October 2011. In a September 2011 order, the PUC determined that an evidentiary hearing for the HECO 2011 rate case is no longer necessary, but ordered the parties in the proceeding to file written briefs by December 1, 2011 on certain issues. See “Major projects” in Note 5 to HECO’s “Notes to Consolidated Financial Statements” for a discussion of the deferral of project costs in the interim D&O.

The following table summarizes certain details of each utility’s most recent rate cases, including the details of the increases requested, whether the utility and the Consumer Advocate reached a settlement that they proposed to the PUC, and the details of increases granted in interim and final PUC D&Os or whether an interim or final PUC D&O remains pending.

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

(6)        MECO’s request is required to pay for O&M expenses and additional investments in plant and equipment required to maintain and improve system reliability and to cover the increased costs to support the integration of more renewable energy generation. The request is for an increase over rates currently in effect. MECO’s electric rates currently in effect include the $8.5 million annual interim rate increase granted in the 2010 test year rate case, which is subject to a final D&O and subject to refund with interest if the final D&O provides for a lesser increase.

Clean energy strategy.  The utilities’ policy is to support efforts to increase renewable energy in Hawaii. The utilities believe their actions will help stabilize customer bills over time as they become less dependent on costly and price-volatile fossil fuel. The utilities’ clean energy strategy will also allow them to meet Hawaii’s renewable portfolio standard (RPS) law, which requires electric utilities to meet an RPS of 10%, 15%, 25% and 40% by December 31, 2010, 2015, 2020 and 2030, respectively. HECO met the 10% RPS for 2010 with a consolidated RPS of 20.7%, including saving from energy efficiency programs and solar water heating (or 9.5% without DSM energy savings). Energy savings resulting from energy efficiency programs and solar water heating will not count toward the RPS after 2014. The utilities believe they are on track to meet the 2015 RPS.

Recent developments in the utilities’ clean energy strategy include:

•                  In January 2011, HELCO signed a 20-year contract, subject to PUC approval, with Aina Koa Pono-Ka’u LLC to supply 16 million gallons of biodiesel per year with initial consumption to begin by 2015. In September 2011, however, the PUC denied the utilities’ requested approval of the contract citing the higher cost of the biofuel over the cost of petroleum diesel.

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

•                  In 2008, HECO issued an Oahu Renewable Energy Request for Proposals (2008 RFP) for combined renewable energy projects up to 100 MW. In February 2011, HECO executed a PPA with Kalaeloa Solar Two for a 5 MW PV project, which the PUC has approved. In September 2011, HECO executed a PPA with Kawailoa Wind, LLC for a 69 MW wind project.

•                  Included in the bids received in response to the 2008 RFP were proposals for two large scale neighbor island wind projects that would produce energy to be imported from Lanai and Molokai to Oahu via a yet-to-be-built undersea transmission cable system. HECO is negotiating with one of the project developers for a 200 MW wind farm to be built on Lanai. The other proposal did not advance after missing a key PUC deadline. Further, in July 2011, the PUC directed HECO to prepare a draft RFP for 200 MW or more of renewable energy for the island of Oahu from generation on any of the Hawaiian islands. In October 2011, HECO filed a draft RFP with the PUC.

•                  In July 2011, HECO signed a 3-year contract, subject to PUC approval, with Pacific Biodiesel to supply at least 250,000 gallons of locally produced biodiesel for a new 8 MW standby generation facility at the Honolulu Airport that will be owned by the State and operated by HECO, targeted for operation in 2012.

•                  In August 2011, HECO signed a 20-year contract, subject to PUC approval, with Hawaii BioEnergy to supply 10 million gallons per year of biocrude at Kahe Power Plant with initial consumption to begin as early as 2015.

•                  In August 2011, HECO signed a Pilot Contract, subject to PUC approval, with Phycal Hawaii R&D, LLC for a single delivery of 100,000 to 150,000 gallons of biocrude at Kahe Power Plant to conduct testing in 2014.

•                  In August 2011, MECO successfully demonstrated that its reciprocal diesel engines at Maalaea Power Plant can be powered using 100% biofuel.

Legislation.  In mid-2011, a Hawaii law was enacted that gives the PUC the authority to allow those electric utilities that aggregate their renewable portfolios to achieve the RPS (including HECO, HELCO and MECO) to distribute the costs and expenses of renewable energy projects among those utilities. The bill also allows the PUC to establish a surcharge for such costs and expenses without a rate case filing.

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

HECO’s consolidated capital structure was as follows:

(dollars in millions)	September 30, 2011		December 31, 2010
Short-term borrowings	$13	1%	$—	—%
Long-term debt, net	1,058	43	1,058	44
Preferred stock	34	1	34	1
Common stock equity	1,359	55	1,338	55
	$2,464	100%	$2,430	100%

HECO’s short-term borrowings (other than from HELCO and MECO) and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Nine months ended September 30, 2011	September 30, 2011	December 31, 2010
Short-term borrowings(1)
Commercial paper	$0.1	$13	$—
Line of credit draws	—	—	—
Borrowings from HEI	—	—	—
Undrawn capacity under line of credit facility (expiring May 7, 2013)	175	175	175

(1)     At September 30, 2011, HECO had $45 million and $19 million of short-term borrowings from HELCO and MECO, respectively, which borrowings are eliminated in consolidation. At October 21, 2011, HECO had no outstanding commercial paper, its line of credit facility was undrawn, it had no borrowings from HEI and it had borrowings of $46 million and $21 million from HELCO and MECO, respectively.

HECO has a line of credit facility of $175 million (see Note 9 of HECO’s “Notes to Consolidated Financial Statements”). There are customary conditions that must be met in order to draw on it, including compliance with its covenants (such as covenants preventing HECO’s subsidiaries from entering into agreements that restrict their ability to pay dividends to, or to repay borrowings from, HECO, and restricting HECO’s and its subsidiaries’ ability to guarantee additional indebtedness of the subsidiaries if such additional debt would cause the subsidiary’s “Consolidated Subsidiary Funded Debt to Capitalization Ratio” to exceed 65% (ratios of 42% for HELCO and 42% for MECO as of September 30, 2011, as calculated under the agreement)). In addition to customary defaults, HECO’s failure to maintain its financial ratios, as defined in the agreement, or meet other requirements may result in an event of default. For example, it is an event of default if HECO fails to maintain a “Consolidated Capitalization Ratio” (equity) of at least 35% (ratio of 55% as of September 30, 2011, as calculated under the agreement). The commitment fee and interest charges on drawn amounts under the agreement are subject to adjustment in the event of a change in HECO’s long-term credit ratings.

On November 1, 2011, the PUC authorized HECO, HELCO and MECO to issue up to $150 million, $10 million and $10 million, respectively, in one or more registered public offerings or private placements of unsecured obligations bearing taxable interest on or before December 31, 2012. The proceeds are expected to be used to fund capital expenditures (including repaying short-term indebtedness incurred to fund capital expenditures) and to repay $57.5 million of outstanding Special Purpose Revenue Bonds at their maturity in 2012. The PUC also approved the use of the expedited approval procedure for the approval of additional taxable debt to be issued by HECO, HELCO and MECO during 2013 through 2015, subject to certain conditions.

On May 31, 2011, HECO, HELCO and MECO filed with the PUC an application for the authorization to issue unsecured obligations bearing taxable interest and/or refunding Special Purpose Revenue Bonds prior to January 1, 2016 to refinance select series of outstanding revenue bonds up to $347 million, $95 million and $82 million, respectively.

Operating activities provided $60 million in net cash during the first nine months of 2011. Investing activities for the same period used net cash of $128 million for capital expenditures, net of contributions in aid of construction. Financing activities for the same period used net cash of $42 million, primarily due the payment of $54 million of common and preferred dividends.

Bank

RESULTS OF OPERATIONS

	Three months ended September 30%
(in thousands)	2011	2010	change	Primary reason(s) for significant change
Revenues	$66,100	$71,429	(7)

Lower interest income primarily due to lower yields on earning assets due to the lower interest rate environment and lower fee income on deposit liabilities as result of overdraft rules that took effect in August 2010

Operating income	23,169	24,389	(5)	Lower net interest and noninterest income, partly offset by lower provision for loan losses and noninterest expenses

Net income	15,457	15,293	1	Lower operating income more than offset by lower income tax expense

Return on assets (%)	1.26	1.26

Efficiency ratio (%)	56	54		Lower revenues, partly offset by the impact of lower noninterest expenses

	Nine months ended September 30%
(in thousands)	2011	2010	change	Primary reason(s) for significant change
Revenues	$197,731	$213,975	(8)

Lower interest income primarily due to lower earning asset balances as a result of the sale of substantial 1-4 family residential loan production in 2010 and lower residential loan production in 2011, lower yields on earning assets due to the lower interest rate environment and lower fee income on deposit liabilities as a result of overdraft rules that took effect in August 2010

Operating income	68,743	71,935	(4)	Lower net interest and noninterest income, partly offset by lower provision for loan losses and noninterest expenses

Net income	44,503	45,160	(1)	Lower operating income

Return on assets (%)	1.22	1.23		Lower net income

Efficiency ratio (%)	57	57

See Note 4 of HEI’s “Notes to Consolidated Financial Statements” and “Economic conditions” in the “HEI Consolidated” section above.

In 2010, ASB successfully completed its multi-year Performance Improvement Project that began in 2008. The many initiatives of this project resulted in substantially improved profitability and reduced risk in 2010, which continued into the first nine months of 2011.

For the nine months ended September 30, 2011, ASB reported a strong 1.22% return on assets and 57% efficiency ratio, and ASB’s profitability metrics were in line with or better than the average of its high performing peers. Key drivers of this improved performance include:

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

Going into the fourth quarter of 2011, management continues working to grow its bank franchise in Hawaii and remains focused on maintaining ASB as a high performing community bank with a targeted return on assets of 1.20%, net interest margin at 4% and an efficiency ratio in the mid-50s. Despite the revenue pressures across the banking industry, management expects ASB’s low-cost funding base, reduced cost structure and lower-risk profile to continue to deliver strong performance compared to industry peers.

Results.

(dollars in thousands)	Three months ended September 30, 2011 vs. 2010	Nine months ended September 30, 2011 vs. 2010
Net interest income	$46,353 vs $48,269	$137,931 vs $143,186
Decrease due to lower yields on loans and investment and mortgage-related securities as a result of the lower interest rate environment, partly offset by lower funding costs.
Net interest margin	4.11% vs 4.31%	4.11% vs 4.23%

Decrease due to lower yields on loans and investment and mortgage-related securities portfolio as a result of the lower interest rate environment, partly offset by lower cost of funds. See “Average balance sheet and net interest margin” below.

Average loans receivable	$3,647,753 vs $3,555,997	$3,596,892 vs $3,625,186
	Increase was primarily due to higher average home equity line of credit and commercial loan portfolios, partly offset by lower average1-4 family residential and residential land loan portfolios.	Decrease was due to lower average 1-4 family residential and residential land loan portfolios, partly offset by higher average home equity line of credit and commercial loan portfolios.
• Average 1-4 family residential loans	$2,011,554 vs $2,168,455	$2,034,540 vs $2,236,612
Decrease due to the sale of substantial loan production in 2010 and lower residential loan production in 2011.
• Average residential land loans	$49,973 vs $80,613	$56,390 vs $86,773
Decrease due to paydowns in the portfolio and minimal new loan production.
• Average home equity lines of credit	$487,083 vs $398,166	$458,588 vs $364,904
Increase due to higher production as a result of promotional campaigns during 2010 and 2011.
• Average commercial loans	$657,545 vs $509,513	$617,210 vs $533,005
Increase due to strong commercial loan production in 2010 and 2011.
Average investment and mortgage -related securities	$643,617 vs $586,706	$664,078 vs $539,348
Increase primarily due to the purchase of federal agency securities and obligations and municipal bonds with excess liquidity.
Average deposit liabilities	$4,055,726 vs $3,996,755	$4,031,324 vs $4,011,094

Increase due to core deposit inflows, partly offset by an outflow of term certificates. The shift in deposit mix from higher cost term certificates to lower cost savings and checking accounts has contributed to decreased funding costs.

• Average term certificates	$581,835 vs $744,040	$613,481 vs $794,222
Decrease due to the outflow of term certificates throughout 2010 and year-to-date 2011 as ASB determined not to aggressively price its term certificate products.
• Core deposits	$3,473,891 vs $3,252,715	$3,417,843 vs $3,216,872
Increased as ASB introduced new deposit products and attracted core deposits to partially offset the outflow of term certificates.
Average other borrowings	$244,931 vs $257,156	$245,917 vs $275,045
Decrease due to an outflow of retail repurchase agreements
Provision for loan losses	$3,822 vs $5,961	$10,927 vs $12,310

Lower as a result of continued modest improvement in loan credit quality. The third quarter 2010 provision for loan losses was also impacted by the reclassification of certain commercial loans that were current as to principal and interest payments, but had identified weaknesses.

Noninterest income	$16,206 vs $18,356	$48,530 vs $54,866

Decrease was primarily due to lower deposit liability fees as a result of new overdraft fee regulations, which took effect in August 2010 and lower gain on sale of loans. See “Noninterest income and expenses” below.

Noninterest expenses	$35,571 vs $36,305	$106,835 vs $113,900

Year-to-date decrease was primarily due to lower data processing expense as a result of ASB’s conversion to Fiserv Inc.’s bank platform system in May 2010 and lower Federal Deposit Insurance Corporation (FDIC) insurance premium charges. See “Noninterest income and expenses” below.

Average balance sheet and net interest margin.  ASB’s average balances, together with interest and dividend income earned and accrued, and resulting yields and costs were as follows:

	2011			2010
Three months ended September 30 (dollars in thousands)	Average balance	Interest	Average rate (%)	Average balance	Interest	Average rate (%)
Assets:
Other investments (1)	$220,861	$77	0.14	$335,002	$151	0.18
Investment and mortgage-related securities	643,617	3,706	2.30	586,706	3,701	2.52
Loans receivable (2)	3,647,753	46,240	5.06	3,555,997	49,221	5.52
Total interest-earning assets (3)	4,512,231	50,023	4.42	4,477,705	53,073	4.73
Allowance for loan losses	(39,168)			(36,218)
Non-interest-earning assets	427,063			418,266
Total assets	$4,900,126			$4,859,753
Liabilities and shareholder’s equity:
Interest-bearing demand and savings deposits	$2,551,851	688	0.11	$2,419,983	776	0.13
Time certificates	581,835	1,478	1.01	744,040	2,614	1.39
Total interest-bearing deposits	3,133,686	2,166	0.27	3,164,023	3,390	0.43
Other borrowings	244,931	1,375	2.20	257,156	1,414	2.16
Total interest-bearing liabilities	3,378,617	3,541	0.41	3,421,179	4,804	0.56
Non-interest bearing liabilities:
Deposits	922,040			832,732
Other	97,664			97,914
Shareholder’s equity	501,805			507,928
Total liabilities and shareholder’s equity	$4,900,126			$4,859,753
Net interest income		$46,482			$48,269
Net interest margin (%) (4)			4.11			4.31

	2011			2010
Nine months ended September 30 (dollars in thousands)	Average balance	Interest	Average rate (%)	Average balance	Interest	Average rate (%)
Assets:
Other investments (1)	$226,805	$242	0.14	$347,418	$471	0.18
Investment and mortgage-related securities	664,078	11,351	2.28	539,348	10,344	2.56
Loans receivable (2)	3,596,892	137,985	5.12	3,625,186	148,294	5.46
Total interest-earning assets (3)	4,487,775	149,578	4.45	4,511,952	159,109	4.70
Allowance for loan losses	(39,689)			(39,506)
Non-interest-earning assets	420,463			413,051
Total assets	$4,868,549			$4,885,497
Liabilities and shareholder’s equity:
Interest-bearing demand and savings deposits	$2,513,280	2,110	0.11	$2,400,738	2,732	0.15
Time certificates	613,481	5,036	1.10	794,222	8,933	1.50
Total interest-bearing deposits	3,126,761	7,146	0.31	3,194,960	11,665	0.49
Other borrowings	245,917	4,124	2.21	275,045	4,258	2.05
Total interest-bearing liabilities	3,372,678	11,270	0.44	3,470,005	15,923	0.61
Non-interest bearing liabilities:
Deposits	904,563			816,134
Other	92,938			95,779
Shareholder’s equity	498,370			503,579
Total liabilities and shareholder’s equity	$4,868,549			$4,885,497
Net interest income		$138,308			$143,186
Net interest margin (%) (4)			4.11			4.23

(1)          Includes federal funds sold, interest bearing deposits and stock in the FHLB of Seattle ($98 million as of September 30, 2011).

(2)        Includes loan fees of $0.8 million and $2.1 million for the three months ended September 30, 2011 and 2010, respectively, and $2.7 million and $4.7 million for the nine months ended September 30, 2011 and 2010, respectively; includes interest accrued prior to suspension of interest accrual on nonaccrual loans; and includes nonaccrual loans.

(3)        Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $0.1 million and nil for the three months ended September 30, 2011 and 2010, respectively, and $0.4 million and nil for the nine months ended September 30, 2011 and 2010, respectively.

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

Loan portfolio. ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. The composition of ASB’s loan portfolio was as follows:

	September 30, 2011		December 31, 2010
(dollars in thousands)	Balance	% of total	Balance	% of total
Real estate loans:
Residential 1-4 family	$1,997,485	54.4	$2,087,813	58.9
Commercial real estate	320,874	8.7	300,689	8.5
Home equity line of credit	503,205	13.7	416,453	11.7
Residential land	47,571	1.3	65,599	1.8
Commercial construction	42,194	1.1	38,079	1.1
Residential construction	3,191	0.1	5,602	0.2
Total real estate loans, net	2,914,520	79.3	2,914,235	82.2
Commercial loans	676,640	18.4	551,683	15.5
Consumer loans	83,580	2.3	80,138	2.3
	3,674,740	100.0	3,546,056	100.0
Less: Deferred fees and discounts	(14,346)		(15,530)
Allowance for loan losses	(38,213)		(40,646)
Total loans, net	$3,622,181		$3,489,880

The increase in the total loan portfolio during the first nine months of 2011 was primarily due to an increase in ASB’s commercial, commercial real estate and home equity lines of credit loan portfolios, partly offset by a decrease in residential 1-4 family and land loans.

Loan portfolio risk elements.  See Note 4 of HEI’s “Notes to Consolidated Financial Statements.”

Investment and mortgage-related securities.  ASB’s investment portfolio was comprised as follows:

	September 30, 2011	December 31,2010
Federal agency obligations	35%	47%
Mortgage-related securities — FNMA, FHLMC and GNMA	56	47
Municipal bonds	9	6
	100%	100%

Principal and interest on mortgage-related securities issued by Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA) are guaranteed by the issuer, and the securities carry implied AAA ratings.

Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Core deposits continue to be strong, as depositors remain risk adverse. Advances from the FHLB of Seattle and securities sold under agreements to repurchase continue to be additional sources of funds. As of September 30, 2011 and December 31, 2010, ASB’s costing liabilities consisted of 94% deposits and 6% other borrowings. The weighted average cost of deposits for the nine months ended September 30, 2011 was 0.24%, compared to 0.39% for the nine months ended September 30, 2010.

Noninterest income and expenses. ASB’s noninterest income and expenses, including detail of other income and expenses, were as follows:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2011	2010	2011	2010
Fees from other financial services	$7,219	$6,781	$21,405	$19,844
Fee income on deposit liabilities	4,492	6,109	13,540	21,520
Fee income on other financial products	1,806	1,697	5,340	4,957
Other income
Gain on sale of loans	1,092	2,490	2,268	4,610
Bank-owned life insurance	996	1,019	4,107	3,013
Net gains on available-for-sale securities	366	—	371	—
Other	235	260	1,499	922
Total noninterest income	$16,206	$18,356	$48,530	$54,866

	Three months ended September 30		Nine months ended September 30
(in thousands)	2011	2010	2011	2010
Compensation and benefits	$17,646	$18,168	$53,317	$54,477
Occupancy	4,313	4,176	12,841	12,617
Data processing	2,451	2,019	6,479	10,921
Services	1,686	1,544	5,406	5,117
Equipment	1,712	1,600	5,141	4,949
Other
FDIC insurance premium	828	1,500	3,131	4,758
Marketing	712	385	2,063	1,709
Office supplies, printing and postage	1,158	990	3,002	2,984
Communication	539	599	1,370	1,608
Other	4,526	5,324	14,085	14,760
Total noninterest expense	$35,571	$36,305	$106,835	$113,900

Allowance for loan losses. See Note 4 of HEI’s “Notes to Consolidated Financial Statement” for breakout of allowance for loan losses by loan type.

	Nine months ended September 30		Year ended December 31
(dollars in thousands)	2011	2010	2010
Allowance for loan losses, January 1	$40,646	$41,679	$41,679
Net charge-offs	(13,360)	(15,674)	(21,927)
Provision for loan losses	10,927	12,310	20,894
Allowance for loan losses, end of period	$38,213	$38,315	$40,646
Ratio of allowance for loan losses, end of period, to end of period loans outstanding	1.04%	1.09%	1.15%
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.50%	0.58%	0.61%
Nonaccrual loans	$66,637	$55,561	$58,855

Other factors.  Interest rate risk is a significant risk of ASB’s operations and also represents a market risk factor affecting the fair value of ASB’s investment securities. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of those instruments. In addition, changes in credit spreads also impact the fair values of those instruments.

As of September 30, 2011 and December 31, 2010, the unrealized gains, net of taxes, on available-for-sale investments and mortgage-related securities (including securities pledged for repurchase agreements) in accumulated other comprehensive income (AOCI) was $10 million and $4 million, respectively. See “Item 3. Quantitative and qualitative disclosures about market risk.”

Legislation and regulation.  ASB is subject to extensive regulation, principally by the Office of the Comptroller of the Currency (OCC) and the FDIC. Depending on ASB’s level of regulatory capital and other considerations, these regulations could restrict the ability of ASB to compete with other institutions and to pay dividends to its shareholder. See the discussion below under “Liquidity and capital resources.”

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).  Regulation of the financial services industry, including regulation of HEI and ASB, has changed and will continue to change as a result of the enactment of the Dodd-Frank Act, which became law in July 2010. Importantly for HEI and ASB, under the Dodd-Frank Act, on July 21, 2011, all of the functions of the Office of Thrift Supervision (OTS) transferred to the OCC, the FDIC, the Federal Reserve and the Consumer Financial Protection Bureau. Supervision and regulation of HEI, as a thrift holding company, moved to the Federal Reserve, and supervision and regulation of ASB, as a federally chartered savings bank, moved to the OCC. While the laws and regulations applicable to HEI and ASB did not generally change—the Home Owners Loan Act and regulations issued thereunder still apply—the applicable laws and regulations are being interpreted, and new and amended regulations may be adopted, by the Federal Reserve and the OCC. HEI will for the first time be subject to minimum consolidated capital requirements, and ASB may be required to be supervised through ASHI, its intermediate holding company. HEI will continue to be required to serve as a source of strength to ASB in the event of its financial distress. The Dodd-Frank Act also imposes new restrictions on the ability of a savings bank to pay dividends should it fail to remain a qualified thrift lender.

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

The “Durbin Amendment” to the Dodd-Frank Act requires the Federal Reserve to issue rules to ensure that debit card interchange fees are “reasonable and proportional” to the processing costs incurred. Previously, the Federal Reserve had proposed a cap on debit card interchange fees that card issuers can receive up to 12 cents per transaction. In June 2011, however, the Federal Reserve issued a final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. Under the final rule, effective October 1, 2011, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is 21-24 cents, depending on certain components. For the nine months ended September 30, 2011, ASB had earned an average of 54 cents per transaction. As specified in the Dodd-Frank Act, these regulations will exempt banks like ASB with less than $10 billion in assets. However, market pressures could very well push the impact down to all banks.

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

Overdraft rules.  On November 12, 2009, the Board of Governors of the Federal Reserve System announced that it amended Regulation E (which implements the Electronic Fund Transfer Act) to limit the ability of a financial institution to assess an overdraft fee for paying automated teller machine or one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents, or opts in, to the institution’s payment of overdrafts for those transactions. These new rules applied on July 1, 2010 for new accounts and August 15, 2010 for existing accounts. In 2009, these types of overdraft fees totaled approximately $15 million pretax for ASB. The amendment had a negative impact on ASB’s noninterest income of approximately $7.5 million pretax for the first nine months of 2011 compared to the first nine months of 2010.

Commitments and contingencies.  See Note 4 of HEI’s “Notes to Consolidated Financial Statements.”

Recent accounting pronouncements and interpretations.  See Note 12 of HEI’s “Notes to Consolidated Financial Statements.”

FINANCIAL CONDITION

Liquidity and capital resources.

(dollars in millions)	September 30, 2011	December 31, 2010	% change
Total assets	$4,901	$4,797	2
Available-for-sale investment and mortgage-related securities	571	678	(16)
Loans receivable, net	3,647	3,498	4
Deposit liabilities	4,063	3,975	2
Other bank borrowings	238	237	—

As of September 30, 2011, ASB was one of Hawaii’s largest financial institutions based on assets of $4.9 billion and deposits of $4.1 billion.

As of September 30, 2011, ASB’s unused FHLB borrowing capacity was approximately $1.1 billion. As of September 30, 2011, ASB had commitments to borrowers for loan commitments and unused lines and letters of credit of $1.4 billion. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.

For the first nine months of 2011, net cash provided by ASB’s operating activities was $59 million. Net cash used during the same period by ASB’s investing activities was $38 million, primarily due to purchases of investment and mortgage-related securities of $202 million and a net increase in loans receivable of $154 million, offset by repayments of investment and mortgage-related securities of $284 million and proceeds from the sale of investment and mortgage-related securities of $33 million. Net cash provided in financing activities during this period was $41 million, primarily due to net increases in deposit liabilities and retail repurchase agreements of $87 million and $1 million, respectively, offset by the payment of $43 million in common stock dividends and a net decrease in mortgage escrow deposits of $4 million.

FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of September 30, 2011, ASB was well-capitalized (minimum ratio requirements noted in parentheses) with a leverage ratio of 9.1% (5.0%), a Tier-1 risk-based capital ratio of 12.1% (6.0%) and a total risk-based capital ratio of 13.0% (10.0%). FRB approval is required before ASB can pay a dividend or otherwise make a capital distribution to HEI (through ASHI).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company considers interest-rate risk (a non-trading market risk) to be a very significant market risk for ASB as it could potentially have a significant effect on the Company’s results of operations, financial condition and liquidity. For additional quantitative and qualitative information about the Company’s market risks, see pages 90 to 92, HEI’s Quantitative and Qualitative Disclosures About Market Risk, in Part II, Item 7A of HEI’s 2010 Form 10-K and HECO’s Quantitative and Qualitative Disclosures About Market Risk, which is incorporated into Part II, Item 7A of HECO’s 2010 Form 10-K by reference to Exhibit 99.2.

ASB’s interest-rate risk sensitivity measures as of September 30, 2011 and December 31, 2010 constitute “forward-looking statements” and were as follows:

	September 30, 2011			December 31, 2010
Change in interest rates	Change in NII	NPV ratio	NPV ratio sensitivity*	Change in NII	NPV ratio	NPV ratio sensitivity*
(basis points)	Gradual change	Instantaneous change		Gradual change	Instantaneous change
+300	(0.7)%	12.69%	(122)	(1.3)%	12.04%	(196)
+200	(1.0)	13.27	(64)	(1.3)	12.84	(116)
+100	(0.7)	13.68	(23)	(0.8)	13.52	(48)
Base	—	13.91	—	—	14.00	—
-100	(0.5)	13.75	16	(0.6)	14.04	4

*                 Change from base case in basis points (bp).

ASB’s net interest income (NII) sensitivity decreased as of September 30, 2011 compared to December 31, 2010 as assets shifted to sectors with more cash flows maturing or repricing within the 1 year horizon - interest bearing deposits, commercial and consumer loans.  Base NPV decreased slightly while NPV sensitivity decreased as of September 30, 2011 compared to December 31, 2010 as lower interest rates and the shift in asset mix led to shorter overall duration.

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

Item 4. Controls and Procedures

HEI:

Changes in Internal Control over Financial Reporting

During the third quarter of 2011, there were no changes in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Constance H. Lau, HEI Chief Executive Officer, and James A. Ajello, HEI Chief Financial Officer, have evaluated the disclosure controls and procedures of HEI as of September 30, 2011. Based on their evaluations, as of September 30, 2011, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by HEI in reports HEI files or submits under the Securities Exchange Act of 1934:

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

HECO:

Changes in Internal Control over Financial Reporting

During the third quarter of 2011, there were no changes in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of HECO and its subsidiaries’ internal control over financial reporting as of September 30, 2011 that has materially affected, or is reasonably likely to materially affect, HECO and its subsidiaries’ internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Richard M. Rosenblum, HECO Chief Executive Officer, and Tayne S. Y. Sekimura, HECO Chief Financial Officer, have evaluated the disclosure controls and procedures of HECO as of September 30, 2011. Based on their evaluations, as of September 30, 2011, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by HECO in reports HECO files or submits under the Securities Exchange Act of 1934:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)          Purchases of HEI common shares were made during the third quarter to satisfy the requirements of certain plans as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period*	(a) Total Number of Shares Purchased **	(b) Average Price Paid per Share **	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
August 18 to 31, 2011	35,089	$24.07	—	NA
September 1 to 30, 2011	336,586	23.60	—	NA
	371,675	$23.65	—	NA

NA Not applicable.

* Trades (total number of shares purchased) are reflected in the month in which the order is placed.

** The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the shares listed in column (a), 31,989 of the 35,089 shares and 295,666 of the 336,586 shares were purchased for the DRIP, nil of the 35,089 shares and 35,400 of the 336,586 shares were purchased for the HEIRSP and the remainder were purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

Item 5. Other Information

A.           Ratio of earnings to fixed charges.

	Nine months ended September 30		Years ended December 31
	2011	2010	2010	2009	2008	2007	2006
HEI and Subsidiaries
Excluding interest on ASB deposits	3.16	2.93	2.89	2.29	2.06	1.78	2.08
Including interest on ASB deposits	2.97	2.66	2.64	1.95	1.71	1.52	1.73
HECO and Subsidiaries	3.44	2.86	2.88	2.99	3.48	2.43	3.14

See HEI Exhibit 12.1 and HECO Exhibit 12.2.

B.             Description of HEI common stock and preferred stock.  The following is a description of HEI’s capital stock that has been updated primarily to reflect changes in the regulation of HEI as a bank holding company and changes in HEI’s Amended and Restated Bylaws (Bylaws) since this description was last updated.

DESCRIPTION OF COMMON STOCK AND PREFERRED STOCK

Under its Amended and Restated Articles of Incorporation (Articles), HEI is authorized to issue 200,000,000 shares of common stock without par value (Common Stock) and 10,000,000 shares of preferred stock without par value (Preferred Stock). The first and only series of Preferred Stock previously designated by the HEI Board of Directors as of the date of this prospectus was the Series A Junior Participating Preferred Stock that was created in connection with the establishment of HEI’s Stockholder Rights Plan. However, the Stockholder Rights Plan has expired and the designation of the Series A Junior Participating Preferred Stock has been eliminated. As of October 31, 2011, 95,975,024 shares of Common Stock were issued and outstanding and no shares of Preferred Stock were designated, issued or outstanding.

The following description of the terms of HEI’s capital stock sets forth the general terms and provisions of HEI’s capital stock and does not purport to be complete and is subject to and qualified in its entirety by reference to the Articles and the Bylaws.

Common Stock

General.  The outstanding shares of Common Stock, other than shares of restricted stock previously issued under HEI’s Stock Option and Incentive Plan of 1987 (as amended and restated) or issued from time to time under HEI’s 2010 Equity and Incentive Plan (as amended and restated) until such restrictions are satisfied, are fully paid and nonassessable. Additional shares of Common Stock, when issued pursuant to proper authorization, will be fully paid and nonassessable when the consideration for which HEI’s Board of Directors authorizes their issuance has been received by HEI. The holders of Common Stock have no preemptive rights and there are no applicable conversion, redemption or sinking fund provisions.

Common Stock is transferable at the Shareholder Services Office of the Company, American Savings Bank Tower, 8th Floor, 1001 Bishop Street, Honolulu, Hawaii 96813, and at the office of Continental Stock Transfer & Trust Company, Co-Transfer Agent and Registrar, 17 Battery Place, New York, New York 10004.  Shares of Common Stock may either be certificated or uncertificated.

Dividend Rights and Limitations.  Stock and cash dividends may be issued and paid to the holders of Common Stock as and when declared by the Board of Directors, provided that, after giving effect to the payment of cash dividends, HEI is able to pay its debts as they become due in the usual course of its business and HEI’s total assets are not less than the sum of its total liabilities plus the maximum amount that then would be payable in any liquidation in respect of all outstanding shares having preferential rights in liquidation. All shares of Common Stock are entitled to participate equally with respect to dividends.

HEI is a legal entity separate and distinct from its various subsidiaries. As a holding company with no significant operations of its own, the principal sources of its funds are dividends or other distributions from its operating subsidiaries, borrowings and sales of equity. The ability of certain of HEI’s direct and indirect subsidiaries to pay dividends or make other distributions to HEI, or to make loans or extend credit to or purchase assets from HEI, is subject to contractual, statutory and regulatory restrictions, including without limitation the provisions of an agreement with the PUC (pertaining to HEI’s electric utility subsidiaries) and the minimum capital requirements imposed by law on ASB, as well as restrictions and limitations set forth in debt instruments, preferred stock resolutions and guarantees. HEI does not expect that the regulatory and contractual restrictions applicable to HEI or its direct or indirect subsidiaries will significantly affect HEI’s ability to pay dividends on its Common Stock.  See “Business — HEI Consolidated — Regulation — Restrictions on dividends and other distributions” in HEI’s Annual Report on Form 10-K for the year ended December 31, 2010 for a more complete description of the ability of certain of HEI’s subsidiaries to pay dividends or make other distributions to HEI.

Liquidation Rights.  In the event of any liquidation, dissolution, receivership, bankruptcy, disincorporation or winding-up of the affairs of HEI, voluntarily or involuntarily, holders of Common Stock are entitled to any assets of HEI available for distribution to HEI’s stockholders after the payment in full of any amounts owing to its creditors and any preferential amounts to which holders of any Preferred Stock may be entitled. All shares of Common Stock will rank equally in the event of liquidation.

Voting Rights.  Holders of Common Stock are entitled to one vote per share, subject to such limitation or loss of right as may be provided in resolutions which may be adopted by the Board of Directors of HEI from time to time creating series of Preferred Stock or otherwise. The annual meeting of shareholders is held on the date and at the time designated by the Board of Directors, or, if it does not act, by the Chairman of the Board of Directors, or, in the Chairman’s absence or disability, by the President. A shareholder may bring business before the annual meeting only if the shareholder complies with the advance notice and other requirements specified in the Bylaws. A special meeting of shareholders can be called by the Board of Directors, the Chairman of the Board of Directors, the President or upon written demand of shareholders entitled under Hawaii law to make such a demand in the manner prescribed by Hawaii law and in accordance with the advance notice provisions in the Bylaws. At annual and special meetings of stockholders, the presence in person or by proxy of holders of a majority of the outstanding shares of Common Stock constitutes a quorum, the election of directors requires a plurality of votes cast at a meeting at which a quorum is present and any other action may be approved at a meeting where a quorum is present and due notification of the proposed action has been given if the votes cast in favor of the action exceed the votes cast opposing the action, except (a) as otherwise required by law, (b) as provided in the Articles, (c) as provided in the Bylaws (including with respect to the amendment of certain provisions of the Bylaws) and/or (d) as may be provided in resolutions that may be adopted from time to time creating series of Preferred Stock or otherwise.

Under the current Bylaws, the Board of Directors is to consist of not less than five nor more than eighteen members, with the Board of Directors having the authority to fix the exact number of directors so long as the number is not less than five nor more than eighteen.  Nominations for election to the Board of Directors may be made only by or at the direction of the Board of Directors (or a duly authorized committee of the Board of Directors) or by a shareholder who meets the requirements specified in the Bylaws and complies with the advance notice provisions set forth in the Bylaws.  So long as there are at least nine directors, one-third (as nearly as possible) of the total number of directors is elected at each annual meeting of stockholders and, under Hawaii law, no holder of Common Stock is entitled to cumulate votes in an election of directors so long as HEI shall have a class of equity securities registered pursuant to the Exchange Act that is listed on a national securities exchange or traded over-the-counter on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System.  Under the Bylaws, directors may be removed from office at a special meeting of shareholders properly called for that purpose.

Subject to compliance with any applicable advance notice provisions, the Bylaws may be amended by the affirmative vote of a majority of the entire Board of Directors, or at the annual meeting of shareholders or a special meeting of shareholders called for that purpose by the affirmative vote of a majority of shares represented and entitled to vote at such meeting, except that any provision of the Bylaws for which a greater vote is required by the Articles, the Bylaws or by law may itself be amended only by such greater vote.  In addition, an amendment to the provisions in the Bylaws relating to (1) matters which may be properly brought before an annual meeting, (2) who may call a special meeting and matters which may be brought before a special meeting, (3) cumulative voting, (4) the number, the manner of fixing the number and the staggered terms of members of the Board of Directors, (5) removal of directors and (6) restricting the amendment of certain provisions of the Bylaws must in each case be approved either (a) by the affirmative vote of 80% of the shares entitled to vote generally with respect to the election of directors voting together as a single class or (b) by the affirmative vote of a majority of the entire Board of Directors plus a concurring vote of a majority of the “continuing directors” (as that term is defined in the Bylaws) voting separately and as a subclass of directors.

The provisions of HEI’s Bylaws referred to in the foregoing two paragraphs, and the statutory provisions referred to below, may have the effect of delaying, deferring or preventing a change in control of HEI.

Preferred Stock

Preferred Stock may be authorized by the Board of Directors for issuance in one or more series, without action by stockholders and with such preferences, voting powers, restrictions and qualifications as may be fixed by resolution of the Board of Directors authorizing the issuance of those shares. Under current Hawaii law, all shares of a series of preferred stock must have preferences, limitations and relative rights identical with those of other shares of the same series and, except to the extent otherwise provided in the description of the series, with those of other series in the same class.  Under the current Articles, there is no restriction on the repurchase or redemption of shares of Preferred Stock at a time when there is an arrearage in the payment of dividends or sinking fund installments.

If and when authorized by the Board of Directors, Preferred Stock may be preferred as to dividends or in liquidation, or both, over the Common Stock. For example, the terms of the Preferred Stock, if and when authorized, could prohibit dividends on shares of Common Stock until all dividends and any mandatory redemptions have been paid with respect to shares of Preferred Stock. In addition, the Board of Directors may, without stockholder approval, issue Preferred Stock with voting and conversion rights which could adversely affect the voting power or economic rights of the holders of Common Stock. Issuance of Preferred Stock by HEI could thus have the effect of delaying, deferring or preventing a change of control of HEI.

Restriction on Purchases of Shares and Consequences of Substantial Holdings under Certain Hawaii and Federal Laws

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

The Hawaii Control Share Acquisition Act places restrictions on the acquisition of ranges of voting power (starting at 10% and at 10% intervals up to a majority) for the election of directors of HEI unless the acquiring person obtains approval of the acquisition, in the manner specified in the Hawaii Control Share Acquisition Act, by the affirmative vote of the holders of a majority of the voting power of all shares entitled to vote, exclusive of the shares beneficially owned by the acquiring person, and consummates the proposed control share acquisition within 180 days after shareholder approval. If such approval is not obtained, the statute provides that the shares acquired may not be voted for a period of one year from the date of acquisition, the shares will be nontransferable on HEI’s books for one year after acquisition and HEI, during the one-year period, has the right to call the shares for redemption either at the prices at which the shares were acquired or at book value per share as of the last day of the fiscal quarter ended prior to the date of the call for redemption.

Under provisions of the Hawaii Business Corporation Act, subject to certain exceptions, HEI may not be a party to a merger or consolidation unless the merger or consolidation is approved by the holders of at least 75% of all of the issued and outstanding voting stock of HEI.

Under provisions of Hawaii law regulating public utilities, not more than 25% of the issued and outstanding voting stock of certain public utility corporations, including HECO and its wholly owned electric utility subsidiaries, may be held, directly or indirectly, by any single foreign corporation or any single nonresident alien, or held by any person, without the prior approval of the PUC. The acquisition of more than 25% of the issued and outstanding voting stock of HEI in one or more transactions might be deemed to result in the holding of more than 25% of the voting stock of its electric utility subsidiaries. In addition, HEI is subject to an agreement entered into with the PUC when HECO became a wholly-owned subsidiary of HEI. This agreement provides that the acquisition of HEI by a third party, whether by purchase, merger, consolidation or otherwise, requires the prior written approval of the PUC.

Federal law restricts acquisitions of a federal savings bank and any entity considered to be its holding company by establishing thresholds of “control” the acquisition of which requires prior regulatory approval and by limiting the types of persons and entities eligible to acquire such control. The primary federal banking regulator of ASB historically was the Office of Thrift Supervision (OTS), but the OTS was abolished on July 21, 2011 and its supervisory and regulatory functions have been transferred to the OCC. As a result of HEI’s indirect ownership of ASB, both HEI and American Savings Holdings, Inc. (ASHI), the direct parent corporation of ASB, are also subject to a certain degree of regulation as “unitary savings and loan holding companies” (i.e., companies which control one savings association). The supervision and regulation of HEI and ASHI have been moved to the FRB effective July 21, 2011. Since 1999, companies that engage in activities not permitted to financial services companies under federal law are not permitted to acquire control of a savings institution. Nonfinancial companies that owned savings institutions prior to May 4, 1999, such as HEI and ASHI, however, are considered “grandfathered” so that HEI and its subsidiaries are able to continue to engage in their current activities and retain ownership of ASB. The effect of this prohibition therefore is that any acquisition of HEI by a third party is likely to require HEI to divest ASB or its assets and liabilities. The divestiture would be required to occur within a two year period following the FRB’s approval of the acquisition of HEI. Federal law also limits the entities eligible to acquire ASB or its assets and liabilities generally to those that engage in activities permissible to bank and financial holding companies under the Bank Holding Company Act.

The thresholds of “control” which will trigger the need for notice to the FRB and, in certain instances, prior FRB approval are set forth in federal statutes and FRB regulations. Generally, no existing savings and loan holding company, may acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of a federal savings bank or its holding company without the prior written approval of the FRB. In addition, no other company or person may acquire control of more than 25% of the voting shares of a federal savings bank or savings and loan holding company, unless the FRB provides prior written approval. “Control” in this context means the acquisition of, control of, or holding proxies representing, more than 25% of the voting shares of HEI or the power to control in any manner the election of a majority of the directors of HEI. Moreover, under FRB regulations, one would be preliminarily determined to have acquired control if one acquires 5% or more of the voting shares of HEI and is subject to one of certain specified “presumptions of control.” Anyone subject to a preliminary determination of control by the FRB may contest the determination and request a hearing, may file an application to retain the control relationship or may propose a plan to the FRB for prompt termination of the control relationship. The FRB may also deem acquisitions of more than 5% but less than 25% of the voting shares of HEI to be passive and noncontrolling, on the condition that the investor enter into certain passivity commitments with the FRB.

Dividend Reinvestment and Stock Purchase Plan

Any individual of legal age or entity is eligible to participate in the HEI Dividend Reinvestment and Stock Purchase Plan by making an initial cash investment in Common Stock, subject to applicable laws and regulations and the requirements of the plan. Holders of Common Stock, and holders of Preferred Stock of HEI’s electric utility subsidiaries, may automatically reinvest some or all of their dividends to purchase additional shares of Common Stock at market prices (as defined in the plan). Participants in the plan may also purchase additional shares of Common Stock at market prices (as defined in the plan) by making cash contributions to the plan. HEI reserves the right to suspend, modify or terminate the plan at any time. Shares of Common Stock issued under the plan may either be newly issued shares or shares purchased by the plan on the open market. Participants do not pay brokerage commissions or service charges in connection with purchases of newly issued shares, but do pay their pro rata share of brokerage commissions if the plan purchases shares for participants on the open market.

Item 6. Exhibits

HEI Exhibit 12.1

Hawaiian Electric Industries, Inc. and Subsidiaries

Computation of ratio of earnings to fixed charges, nine months ended September 30, 2011 and 2010 and years ended December 31, 2010, 2009, 2008, 2007 and 2006

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

HECO Exhibit 12.2

Hawaiian Electric Company, Inc. and Subsidiaries

Computation of ratio of earnings to fixed charges, nine months ended September 30, 2011 and 2010 and years ended December 31, 2010, 2009, 2008, 2007 and 2006

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Richard M. Rosenblum
	Constance H. Lau		Richard M. Rosenblum
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of HECO)

By	/s/ James A. Ajello	By	/s/ Tayne S. Y. Sekimura
	James A. Ajello		Tayne S. Y. Sekimura
	Executive Vice President,		Senior Vice President
	Chief Financial Officer and Treasurer		and Chief Financial Officer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of HECO)

By	/s/ David M. Kostecki	By	/s/ Patsy H. Nanbu
	David M. Kostecki		Patsy H. Nanbu
	Vice President-Finance, Controller		Controller
	and Chief Accounting Officer		(Principal Accounting Officer of HECO)
(Principal Accounting Officer of HEI)

Date: November 3, 2011		Date: November 3, 2011