Form 10-Q
period 2012-03-31
HAWAIIAN ELECTRIC CO INC; HAWAIIAN ELECTRIC INDUSTRIES INC
filed 2012-05-09
CIK 46207, 354707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Hawaiian Electric Industries, Inc. - - - - - (808) 543-5662

Hawaiian Electric Company, Inc. - - - - - - - (808) 543-7771

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding April 29, 2012
Hawaiian Electric Industries, Inc. (Without Par Value)	96,602,192 Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	14,233,723 Shares (not publicly traded)

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
(Do not check if a smaller reporting company)

Hawaiian Electric Industries, Inc. and Subsidiaries

Hawaiian Electric Company, Inc. and Subsidiaries

Form 10-Q—Quarter ended March 31, 2012

INDEX

Page No.
ii	Glossary of Terms
iv	Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
1		Consolidated Statements of Income - three months ended March 31, 2012 and 2011
2		Statements of Consolidated Comprehensive Income - three months ended March 31, 2012 and 2011
3		Consolidated Balance Sheets - March 31, 2012 and December 31, 2011
4		Consolidated Statements of Changes in Shareholders’ Equity - three months ended March 31, 2012 and 2011
5		Consolidated Statements of Cash Flows - three months ended March 31, 2012 and 2011
6		Notes to Consolidated Financial Statements

Hawaiian Electric Company, Inc. and Subsidiaries
24		Consolidated Statements of Income - three months ended March 31, 2012 and 2011
24		Statements of Consolidated Comprehensive Income - three months ended March 31, 2012 and 2011
25		Consolidated Balance Sheets - March 31, 2012 and December 31, 2011
26		Consolidated Statements of Changes in Common Stock Equity - three months ended March 31, 2012 and 2011
27		Consolidated Statements of Cash Flows - three months ended March 31, 2012 and 2011
28		Notes to Consolidated Financial Statements
46	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
46		HEI Consolidated
50		Electric Utilities
59		Bank
64	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
65	Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
66	Item 1.	Legal Proceedings
66	Item 1A.	Risk Factors
66	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
66	Item 5.	Other Information
67	Item 6.	Exhibits
68	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries

Hawaiian Electric Company, Inc. and Subsidiaries

Form 10-Q—Quarter ended March 31, 2012

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
Company

Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under HECO); American Savings Holdings, Inc. and its subsidiary, American Savings Bank, F.S.B.; HEI Properties, Inc.; Hawaiian Electric Industries Capital Trust II and Hawaiian Electric Industries Capital Trust III (inactive financing entities); and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.) .

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

EPA	Environmental Protection Agency — federal
EPS	Earnings per share
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FDIC	Federal Deposit Insurance Corporation
federal	U.S. Government
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board
FSS	Forward Starting Swaps

GLOSSARY OF TERMS, continued

Terms	Definitions
GAAP	U.S. generally accepted accounting principles
GHG	Greenhouse gas
GNMA	Government National Mortgage Association
HCEI	Hawaii Clean Energy Initiative
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

HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELCO	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IPP	Independent power producer
Kalaeloa	Kalaeloa Partners, L.P.
KWH	Kilowatthour
MECO	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
MW	Megawatt/s (as applicable)
NII	Net interest income
NQSO	Nonqualified stock option
OCC	Office of the Comptroller of the Currency
O&M	Other operation and maintenance
OPEB	Postretirement benefits other than pensions
OTS	Office of Thrift Supervision, Department of Treasury
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PUC	Public Utilities Commission of the State of Hawaii
RAM	Revenue adjustment mechanism
RBA	Revenue balancing account
RFP	Request for proposal
REIP	Renewable Energy Infrastructure Program
RHI	Renewable Hawaii, Inc., a wholly owned subsidiary of Hawaiian Electric Company, Inc.
ROACE	Return on average common equity
RORB	Return on average rate base
RPS	Renewable portfolio standard
SAR	Stock appreciation right
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
SOIP	1987 Stock Option and Incentive Plan, as amended
TDR	Troubled debt restructuring
UBC	Uluwehiokama Biofuels Corp., a non-regulated subsidiary of Hawaiian Electric Company, Inc.
VIE	Variable interest entity

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

v

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

Three months ended March 31	2012	2011
(in thousands, except per share amounts)
Revenues
Electric utility	$749,610	$645,335
Bank	65,252	65,313
Other	(2)	(15)
Total revenues	814,860	710,633
Expenses
Electric utility	692,356	600,127
Bank	42,340	43,559
Other	4,348	3,572
Total expenses	739,044	647,258
Operating income (loss)
Electric utility	57,254	45,208
Bank	22,912	21,754
Other	(4,350)	(3,587)
Total operating income	75,816	63,375

Interest expense—other than on deposit liabilities and other bank borrowings	(18,539)	(20,140)
Allowance for borrowed funds used during construction	870	520
Allowance for equity funds used during construction	1,940	1,244
Income before income taxes	60,087	44,999
Income taxes	21,298	16,064
Net income	38,789	28,935
Preferred stock dividends of subsidiaries	473	473
Net income for common stock	$38,316	$28,462
Basic earnings per common share	$0.40	$0.30
Diluted earnings per common share	$0.40	$0.30
Dividends per common share	$0.31	$0.31
Weighted-average number of common shares outstanding	96,167	94,817
Dilutive effect of share-based compensation	394	365
Adjusted weighted-average shares	96,561	95,182

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries

Statements of Consolidated Comprehensive Income (unaudited)

Three months ended March 31
(in thousands)		2012		2011

Net income for common stock		$38,316		$28,462
Other comprehensive income (loss), net of taxes:
Net unrealized losses on securities:
Net unrealized losses on securities arising during the period, net of tax benefits, of $149 and $414 for the three months ended March 31, 2012 and 2011, respectively		(226)		(626)
Derivatives qualified as cash flow hedges:
Net unrealized holding losses arising during the period, net of tax benefits of $6 for the three months ended March 31, 2011	—		(9)
Less: reclassification adjustment to net income, net of tax benefits of $37 and $3 for the three months ended March 31, 2012 and 2011, respectively	59	59	5	(4)
Retirement benefit plans:
Less: amortization of net loss, prior service gain and transition obligation included in net periodic benefit cost, net of tax benefits of $2,473 and $631 for the three months ended March 31, 2012 and 2011, respectively	3,873		1,039
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $2,162 and $1,431 for the three months ended March 31, 2012 and 2011, respectively	(3,395)	478	(2,247)	(1,208)
Other comprehensive income (loss), net of taxes		311		(1,838)
Comprehensive income attributable to common shareholders		$38,627		$26,624

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(dollars in thousands)	March 31, 2012	December 31, 2011

Assets
Cash and cash equivalents	$236,346	$270,265
Accounts receivable and unbilled revenues, net	306,760	344,322
Available-for-sale investment and mortgage-related securities	631,063	624,331
Investment in stock of Federal Home Loan Bank of Seattle	97,764	97,764
Loans receivable held for investment, net	3,672,401	3,642,818
Loans held for sale, at lower of cost or fair value	14,657	9,601
Property, plant and equipment, net of accumulated depreciation of $2,061,649 in 2012 and $2,049,821 in 2011	3,375,654	3,334,501
Regulatory assets	677,674	669,389
Other	538,443	517,550
Goodwill	82,190	82,190
Total assets	$9,632,952	$9,592,731

Liabilities and shareholders’ equity
Liabilities
Accounts payable	$183,733	$216,176
Interest and dividends payable	23,778	25,041
Deposit liabilities	4,125,204	4,070,032
Short-term borrowings—other than bank	156,288	68,821
Other bank borrowings	232,843	233,229
Long-term debt, net—other than bank	1,282,602	1,340,070
Deferred income taxes	375,510	354,051
Regulatory liabilities	316,560	315,466
Contributions in aid of construction	378,039	356,203
Retirement benefits liability	513,187	530,410
Other	456,817	516,990
Total liabilities	8,044,561	8,026,489

Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293

Commitments and contingencies (Notes 3 and 4)

Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 96,541,143 shares in 2012 and 96,038,328 shares in 2011	1,362,880	1,349,446
Retained earnings	210,044	201,640
Accumulated other comprehensive loss, net of tax benefits	(18,826)	(19,137)
Total shareholders’ equity	1,554,098	1,531,949
Total liabilities and shareholders’ equity	$9,632,952	$9,592,731

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands, except per share amounts)	Shares	Amount	earnings	Income (loss)	Total

Balance, December 31, 2011	96,038	$1,349,446	$201,640	$(19,137)	$1,531,949
Net income for common stock	—	—	38,316	—	38,316
Other comprehensive income, net of taxes	—	—	—	311	311
Issuance of common stock, net	503	13,434	—	—	13,434
Dividend equivalents paid on equity-classified awards	—	—	(95)	—	(95)
Common stock dividends ($0.31 per share)	—	—	(29,817)	—	(29,817)
Balance, March 31, 2012	96,541	$1,362,880	$210,044	$(18,826)	$1,554,098

Balance, December 31, 2010	94,691	$1,314,199	$181,910	$(12,472)	$1,483,637
Net income for common stock	—	—	28,462	—	28,462
Other comprehensive loss, net of tax benefits	—	—	—	(1,838)	(1,838)
Issuance of common stock, net	598	15,702	—	—	15,702
Common stock dividends ($0.31 per share)	—	—	(29,412)	—	(29,412)
Balance, March 31, 2011	95,289	$1,329,901	$180,960	$(14,310)	$1,496,551

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

Three months ended March 31 (in thousands)	2012	2011

Cash flows from operating activities
Net income	$38,789	$28,935
Adjustments to reconcile net income to net cash used in operating activities
Depreciation of property, plant and equipment	37,911	37,708
Other amortization	1,419	2,354
Provision for loan losses	3,546	4,550
Loans receivable originated and purchased, held for sale	(89,087)	(35,015)
Proceeds from sale of loans receivable, held for sale	85,252	43,048
Change in deferred income taxes	21,260	16,687
Change in excess tax benefits from share-based payment arrangements	(44)	(22)
Allowance for equity funds used during construction	(1,940)	(1,244)
Change in cash overdraft	—	(2,688)
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	37,562	(19,880)
Increase in fuel oil stock	(14,458)	(3,513)
Decrease in accounts, interest and dividends payable	(36,991)	(41,136)
Change in prepaid and accrued income taxes and utility revenue taxes	(41,126)	(1,594)
Contributions to defined benefit pension and other postretirement benefit plans	(26,815)	(31,200)
Change in other assets and liabilities	(30,994)	(10,224)
Net cash used in operating activities	(15,716)	(13,234)

Cash flows from investing activities
Available-for-sale investment and mortgage-related securities purchased	(53,931)	(109,307)
Principal repayments on available-for-sale investment and mortgage-related securities	46,355	114,529
Net increase in loans held for investment	(34,212)	(70,269)
Proceeds from sale of real estate acquired in settlement of loans	3,371	1,253
Capital expenditures	(65,300)	(38,491)
Contributions in aid of construction	22,855	5,749
Other	—	145
Net cash used in investing activities	(80,862)	(96,391)

Cash flows from financing activities
Net increase in deposit liabilities	55,172	59,883
Net increase (decrease) in short-term borrowings with original maturities of three months or less	87,467	(24,923)
Net increase (decrease) in retail repurchase agreements	(379)	7,368
Proceeds from issuance of long-term debt	—	125,000
Repayment of long-term debt	(57,500)	(50,000)
Change in excess tax benefits from share-based payment arrangements	44	22
Net proceeds from issuance of common stock	5,940	5,674
Common stock dividends	(23,855)	(23,593)
Preferred stock dividends of subsidiaries	(473)	(473)
Other	(3,757)	(3,730)
Net cash provided by financing activities	62,659	95,228
Net decrease in cash and cash equivalents	(33,919)	(14,397)
Cash and cash equivalents, beginning of period	270,265	330,651
Cash and cash equivalents, end of period	$236,346	$316,254

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 • Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in HEI’s Form 10-K for the year ended December 31, 2011.

In the opinion of HEI’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to fairly state the Company’s financial position as of March 31, 2012 and December 31, 2011 and the results of its operations and cash flows for the three months ended March 31, 2012 and 2011. All such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year. When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the current presentation.

2 • Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended March 31, 2012
Revenues from external customers	$749,574	$65,252	$34	$814,860
Intersegment revenues (eliminations)	36	—	(36)	—
Revenues	749,610	65,252	(2)	814,860
Income (loss) before income taxes	45,207	23,464	(8,584)	60,087
Income taxes (benefit)	17,408	7,587	(3,697)	21,298
Net income (loss)	27,799	15,877	(4,887)	38,789
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	27,300	15,877	(4,861)	38,316
Tangible assets (at March 31, 2012)	4,656,064	4,880,927	13,771	9,550,762
Three months ended March 31, 2011
Revenues from external customers	$645,299	$65,313	$21	$710,633
Intersegment revenues (eliminations)	36	—	(36)	—
Revenues	645,335	65,313	(15)	710,633
Income (loss) before income taxes	31,267	21,727	(7,995)	44,999
Income taxes (benefit)	11,579	7,876	(3,391)	16,064
Net income (loss)	19,688	13,851	(4,604)	28,935
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	19,189	13,851	(4,578)	28,462
Tangible assets (at December 31, 2011)	4,671,942	4,827,784	10,815	9,510,541

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

3 • Electric utility subsidiary

For consolidated HECO financial information, including its commitments and contingencies, see HECO’s consolidated financial statements beginning on page 24 through Note 10 on pages 37 and 38.

4 • Bank subsidiary

Selected financial information

American Savings Bank, F.S.B.

Statements of Income Data

Three months ended March 31
(in thousands)	2012	2011
Interest income
Interest and fees on loans	$44,888	$46,097
Interest on investment and mortgage-related securities	3,805	3,769
Total interest income	48,693	49,866
Interest expense
Interest on deposit liabilities	1,779	2,593
Interest on other borrowings	1,261	1,367
Total interest expense	3,040	3,960
Net interest income	45,653	45,906
Provision for loan losses	3,546	4,550
Net interest income after provision for loan losses	42,107	41,356
Noninterest income
Fees from other financial services	7,337	6,946
Fee income on deposit liabilities	4,278	4,449
Fee income on other financial products	1,549	1,673
Other income	3,395	2,379
Total noninterest income	16,559	15,447
Noninterest expense
Compensation and employee benefits	18,646	17,505
Occupancy	4,225	4,240
Data processing	2,111	1,970
Services	1,783	1,771
Equipment	1,730	1,657
Other expense	6,707	7,933
Total noninterest expense	35,202	35,076
Income before income taxes	23,464	21,727
Income taxes	7,587	7,876
Net income	$15,877	$13,851

American Savings Bank, F.S.B.
Statements of Comprehensive Income Data

Three months ended March 31
(in thousands)	2012	2011
Net income	$15,877	$13,851
Other comprehensive income (loss), net of taxes:
Net unrealized losses on securities:
Net unrealized losses on securities arising during the period, net of tax benefits, of $149 and $414 for the three months ended March 31, 2012 and 2011, respectively	(226)	(626)
Retirement benefit plans:
Less: amortization of net loss, prior service gain and transition obligation included in net periodic benefit cost, net of taxes (tax benefits) of $(164) and $1,082 for the three months ended March 31, 2012 and 2011, respectively	248	(1,639)
Other comprehensive income (loss), net of taxes	22	(2,265)
Comprehensive net income	$15,899	$11,586

American Savings Bank, F.S.B.

Balance Sheets Data

(in thousands)	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$229,635	$219,678
Available-for-sale investment and mortgage-related securities	631,063	624,331
Investment in stock of Federal Home Loan Bank of Seattle	97,764	97,764
Loans receivable held for investment, net	3,672,401	3,642,818
Loans held for sale, at lower of cost or fair value	14,657	9,601
Other	235,407	233,592
Goodwill	82,190	82,190
Total assets	$4,963,117	$4,909,974
Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing	$1,054,512	$993,828
Deposit liabilities—interest-bearing	3,070,692	3,076,204
Other borrowings	232,843	233,229
Other	110,117	118,078
Total liabilities	4,468,164	4,421,339
Commitments and contingencies (see “Litigation” below)
Common stock	332,299	331,880
Retained earnings	172,003	166,126
Accumulated other comprehensive loss, net of tax benefits	(9,349)	(9,371)
Total shareholder’s equity	494,953	488,635
Total liabilities and shareholder’s equity	$4,963,117	$4,909,974

Other assets
Bank-owned life insurance	$122,631	$121,470
Premises and equipment, net	53,217	52,940
Prepaid expenses	15,957	15,297
Accrued interest receivable	14,186	14,190
Mortgage-servicing rights	8,582	8,227
Real estate acquired in settlement of loans, net	6,091	7,260
Other	14,743	14,208
	$235,407	$233,592

Other liabilities
Accrued expenses	$12,124	$21,216
Federal and state income taxes payable	42,598	35,002
Cashier’s checks	22,410	22,802
Advance payments by borrowers	6,464	10,100
Other	26,521	28,958
	$110,117	$118,078

Other borrowings consisted of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (FHLB) of Seattle of $183 million and $50 million, respectively, as of March 31, 2012 and December 31, 2011.

Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.

As of March 31, 2012, ASB had total commitments to borrowers for loan commitments and unused lines and letters of credit of $1.4 billion, including $3 million to lend additional funds to borrowers whose loan terms have been modified in troubled debt restructurings (TDRs).

Investment and mortgage-related securities portfolio.

Available-for-sale securities.  The book value (amortized cost), gross unrealized gains and losses, estimated fair value and gross unrealized losses (fair value and amount by duration of time in which positions have been held in a continuous loss position) for securities held in ASB’s “available-for-sale” portfolio by major security type were as follows:

		Gross	Gross	Estimated	Gross unrealized losses
	Amortized	unrealized	unrealized	fair	Less than 12 months		12 months or longer
(dollars in thousands)	cost	gains	losses	value	Fair value	Amount	Fair value	Amount
March 31, 2012
Federal agency obligations	$208,267	$2,344	$(71)	$210,540	$19,870	$(71)	$—	$—
Mortgage-related securities- FNMA, FHLMC and GNMA	347,824	10,823	(61)	358,586	10,012	(61)	—	—
Municipal bonds	58,935	3,034	(32)	61,937	3,638	(32)	—	—
	$615,026	$16,201	$(164)	$631,063	$33,520	$(164)	$—	$—
December 31, 2011
Federal agency obligations	$218,342	$2,393	$(8)	$220,727	$19,992	$(8)	$—	$—
Mortgage-related securities- FNMA, FHLMC and GNMA	334,183	10,699	(17)	344,865	11,994	(17)	—	—
Municipal bonds	55,393	3,346	—	58,739	—	—	—	—
	$607,918	$16,438	$(25)	$624,331	$31,986	$(25)	$—	$—

The unrealized losses on ASB’s investments in obligations issued by federal agencies were caused by interest rate movements. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because ASB does not intend to sell the securities and has determined it is more likely than not that it will not be required to sell the investments before recovery of their amortized costs bases, which may be at maturity, ASB did not consider these investments to be other-than-temporarily impaired at March 31, 2012.

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

March 31, 2012
(in thousands)	Amortized cost	Fair value
Due in one year or less	$—	$—
Due after one year through five years	189,439	191,371
Due after five years through ten years	66,828	69,705
Due after ten years	10,935	11,401
	267,202	272,477
Mortgage-related securities-FNMA,FHLMC and GNMA	347,824	358,586
Total available-for-sale securities	$615,026	$631,063

Allowance for loan losses.  ASB must maintain an allowance for loan losses that is adequate to absorb estimated probable credit losses associated with its loan portfolio. The allowance for loan losses consists of an allocated portion, which estimates credit losses for specifically identified loans and pools of loans, and an unallocated portion.

The allowance for loan losses was comprised of the following:

	Residential	Commercial real	Home equity line	Residential	Commercial	Residential	Commercial	Consumer
(in thousands)	1-4 family	estate	of credit	land	construction	construction	loans	loans	Unallocated	Total
March 31, 2012
Allowance for loan losses:
Beginning balance	$6,500	$1,688	$4,354	$3,795	$1,888	$4	$14,867	$3,806	$1,004	$37,906
Charge-offs	(600)	—	—	(856)	—	—	(1,359)	(676)	—	(3,491)
Recoveries	489	—	8	74	—	—	196	106	—	873
Provision	330	79	397	493	265	1	871	514	596	3,546
Ending balance	$6,719	$1,767	$4,759	$3,506	$2,153	$5	$14,575	$3,750	$1,600	$38,834
Ending balance: individually evaluated for impairment	$218	$—	$—	$2,322	$—	$—	$551	$—	$—	$3,091
Ending balance: collectively evaluated for impairment	$6,501	$1,767	$4,759	$1,184	$2,153	$5	$14,024	$3,750	$1,600	$35,743

Financing Receivables:
Ending balance	$1,895,442	$351,716	$562,386	$39,025	$47,850	$3,082	$727,292	$97,262	$—	$3,724,055
Ending balance: individually evaluated for impairment	$26,988	$13,336	$1,371	$34,361	$—	$—	$46,363	$23	$—	$122,442
Ending balance: collectively evaluated for impairment	$1,868,454	$338,380	$561,015	$4,664	$47,850	$3,082	$680,929	$97,239	$—	$3,601,613
December 31, 2011
Allowance for loan losses:
Beginning balance	$6,497	$1,474	$4,269	$6,411	$1,714	$7	$16,015	$3,325	$934	$40,646
Charge-offs	(5,528)	—	(1,439)	(4,071)	—	—	(5,335)	(3,117)	—	(19,490)
Recoveries	110	—	25	170	—	—	869	567	—	1,741
Provision	5,421	214	1,499	1,285	174	(3)	3,318	3,031	70	15,009
Ending balance	$6,500	$1,688	$4,354	$3,795	$1,888	$4	$14,867	$3,806	$1,004	$37,906
Ending balance: individually evaluated for impairment	$203	$—	$—	$2,525	$—	$—	$976	$—	$—	$3,704
Ending balance: collectively evaluated for impairment	$6,297	$1,688	$4,354	$1,270	$1,888	$4	$13,891	$3,806	$1,004	$34,202

Financing Receivables:
Ending balance	$1,926,774	$331,931	$535,481	$45,392	$41,950	$3,327	$716,427	$93,253	$—	$3,694,535
Ending balance: individually evaluated for impairment	$26,012	$13,397	$1,450	$39,364	$—	$—	$48,241	$24	$—	$128,488
Ending balance: collectively evaluated for impairment	$1,900,762	$318,534	$534,031	$6,028	$41,950	$3,327	$668,186	$93,229	$—	$3,566,047

Credit quality.  ASB performs an internal loan review and grading on an ongoing basis. The review provides management with periodic information as to the quality of the loan portfolio and effectiveness of its lending policies and procedures. The objectives of the loan review and grading procedures are to identify, in a timely manner, existing or emerging credit trends so that appropriate steps can be initiated to manage risk and avoid or minimize future losses. Loans subject to grading include commercial and industrial, commercial real estate and commercial construction loans.

A ten-point risk rating system is used to determine loan grade and is based on borrower loan risk. The risk rating is a numerical representation of risk based on the overall assessment of the borrower’s financial and operating strength including earnings, operating cash flow, debt service capacity, asset and liability structure, competitive issues, experience and quality of management, financial reporting quality and industry/economic factors.

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

The credit risk profile by internally assigned grade for loans was as follows:

	March 31, 2012			December 31, 2011
(in thousands)	Commercial real estate	Commercial construction	Commercial	Commercial real estate	Commercial construction	Commercial

Grade:
Pass	$325,360	$47,850	$657,235	$308,843	$41,950	$650,234
Special mention	11,931	—	19,703	8,594	—	14,660
Substandard	10,989	—	43,733	11,058	—	47,607
Doubtful	3,436	—	6,621	3,436	—	3,926
Loss	—	—	—	—	—	—
Total	$351,716	$47,850	$727,292	$331,931	$41,950	$716,427

The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment> 90 days and accruing
March 31, 2012
Real estate loans:
Residential 1-4 family	$8,111	$6,236	$29,575	$43,922	$1,851,520	$1,895,442	$—
Commercial real estate	3,955	—	3,436	7,391	344,325	351,716	—
Home equity line of credit	1,007	545	1,816	3,368	559,018	562,386	—
Residential land	261	24	10,777	11,062	27,963	39,025	—
Commercial construction	—	—	—	—	47,850	47,850	—
Residential construction	—	—	—	—	3,082	3,082	—
Commercial loans	1,410	4,815	4,476	10,701	716,591	727,292	52
Consumer loans	642	298	456	1,396	95,866	97,262	310
Total loans	$15,386	$11,918	$50,536	$77,840	$3,646,215	$3,724,055	$362
December 31, 2011
Real estate loans:
Residential 1-4 family	$10,391	$4,583	$28,113	$43,087	$1,883,687	$1,926,774	$—
Commercial real estate	—	—	—	—	331,931	331,931	—
Home equity line of credit	1,671	494	1,421	3,586	531,895	535,481	—
Residential land	2,352	575	13,037	15,964	29,428	45,392	205
Commercial construction	—	—	—	—	41,950	41,950	—
Residential construction	—	—	—	—	3,327	3,327	—
Commercial loans	226	733	1,340	2,299	714,128	716,427	28
Consumer loans	553	344	486	1,383	91,870	93,253	308
Total loans	$15,193	$6,729	$44,397	$66,319	$3,628,216	$3,694,535	$541

The credit risk profile based on nonaccrual loans and accruing loans 90 days or more past due was as follows:

	March 31, 2012		December 31, 2011
(in thousands)	Nonaccrual loans	Accruing loans 90 days or more past due	Nonaccrual loans	Accruing loans 90 days or more past due

Real estate loans:
Residential 1-4 family	$30,901	$—	$28,298	$—
Commercial real estate	3,436	—	3,436	—
Home equity line of credit	2,799	—	2,258	—
Residential land	11,672	—	14,535	205
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial loans	19,734	52	17,946	28
Consumer loans	272	310	281	308
Total	$68,814	$362	$66,754	$541

The total carrying amount and the total unpaid principal balance of impaired loans were as follows:

	March 31, 2012					December 31, 2011
(in thousands)	Recorded investment	Unpaid principal balance	Related Allowance	Average recorded investment	Interest income recognized*	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized*

With no related allowance recorded
Real estate loans:
Residential 1-4 family	$17,505	$24,271	$—	$18,496	$89	$19,217	$26,614	$—	$21,385	$282
Commercial real estate	13,336	13,336	—	13,357	145	13,397	13,397	—	13,404	747
Home equity line of credit	659	1,557	—	659	1	711	1,612	—	954	6
Residential land	26,960	34,979	—	27,900	405	30,781	39,136	—	33,398	1,779
Commercial construction	—	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—	—
Commercial loans	44,646	47,199	—	42,160	496	41,680	43,516	—	40,952	2,912
Consumer loans	24	24	—	24	—	25	25	—	16	—
	103,130	121,366	—	102,596	1,136	105,811	124,300	—	110,109	5,726
With an allowance recorded
Real estate loans:
Residential 1-4 family	3,860	3,860	218	3,633	75	3,525	3,525	203	3,527	201
Commercial real estate	—	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—	—
Residential land	7,210	7,270	2,322	7,583	185	7,792	7,852	2,525	8,158	603
Commercial construction	—	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—	—
Commercial loans	1,717	1,717	551	4,663	9	6,561	6,561	976	8,131	737
Consumer loans	—	—	—	—	—	—	—	—	—	—
	12,787	12,847	3,091	15,879	269	17,878	17,938	3,704	19,816	1,541
Total
Real estate loans:
Residential 1-4 family	21,365	28,131	218	22,129	164	22,742	30,139	203	24,912	483
Commercial real estate	13,336	13,336	—	13,357	145	13,397	13,397	—	13,404	747
Home equity line of credit	659	1,557	—	659	1	711	1,612	—	954	6
Residential land	34,170	42,249	2,322	35,483	590	38,573	46,988	2,525	41,556	2,382
Commercial construction	—	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—	—
Commercial loans	46,363	48,916	551	46,823	505	48,241	50,077	976	49,083	3,649
Consumer loans	24	24	—	24	—	25	25	—	16	—
	$115,917	$134,213	$3,091	$118,475	$1,405	$123,689	$142,238	$3,704	$129,925	$7,267

*    Since loan was classified as impaired.

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

All TDR loans are classified impaired and are segregated and reviewed separately when assessing the adequacy of the allowance for loan losses based on the appropriate method of measuring impairment:  (1) present value of expected future cash flows discounted at the loan’s original effective interest at time of impairment, (2) fair value of collateral less costs to sell, or (3) observable market price. The financial impact of the calculated impairment amount is an increase to the allowance associated with the modified loan. When available information confirms that specific loans or portions thereof are uncollectible (confirmed losses), these amounts are charged off against the allowance for loan losses.

Loan modifications that occurred were as follows:

	Three months ended March 31, 2012			Three months ended March 31, 2011
(dollars in thousands)	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Troubled debt restructurings
Real estate loans:
Residential 1-4 family	7	$1,413	$1,410	9	$2,358	$2,235
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Residential land	7	1,734	1,441	18	2,912	2,920
Commercial loans	6	160	160	20	10,100	10,100
Consumer loans	—	—	—	—	—	—
Total	20	$3,307	$3,011	47	$15,370	$15,255

Loans modified in TDRs that experienced a payment default of 90 days or more, and for which the payment default occurred within one year of the modification, were as follows:

	Three months ended March 31, 2012		Three months ended March 31, 2011
(dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Troubled debt restructurings that subsequently defaulted
Real estate loans:
Residential 1-4 family	—	$—	—	$—
Commercial real estate	—	—	—	—
Home equity line of credit	—	—	—	—
Residential land	—	—	1	396
Commercial loans	4	879	6	697
Consumer loans	—	—	—	—
Total	4	$879	7	$1,093

The four commercial loans that subsequently defaulted were modified by extending the maturity date and deferring principal payments for a short period of time.

Litigation.  In March 2011, a purported class action lawsuit was filed in the First Circuit Court of the state of Hawaii by a customer who claimed that ASB had improperly charged overdraft fees on debit card transactions. The lawsuit is still in its preliminary stage, thus, the probable outcome and range of reasonably possible loss are not determinable at this time.

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

5 • Retirement benefits

Defined benefit pension and other postretirement benefit plans information.  For the first quarter of 2012, the Company contributed $27 million ($26 million by the utilities and $1 million by HEI) to its retirement benefit plans, compared to $31 million (primarily by the utilities) in the first quarter of 2011. The Company’s current estimate of contributions to its retirement benefit plans in 2012 is $107 million ($105 million by the utilities and $2 million by HEI), compared to $75 million ($73 million by the utilities and $2 million by HEI) in 2011. In addition, the Company expects to pay directly $2 million ($1 million each by the utilities and HEI) of benefits in 2012, comparable to 2011.

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

The components of net periodic benefit cost for consolidated HEI were as follows:

Three months ended March 31	Pension benefits		Other benefits
(in thousands)	2012	2011	2012	2011

Service cost	$10,191	$8,917	$1,096	$1,267
Interest cost	16,771	16,309	2,281	2,461
Expected return on plan assets	(17,856)	(17,101)	(2,621)	(2,648)
Amortization of net transition obligation	—	1	—	—
Amortization of prior service gain	(81)	(97)	(448)	(224)
Amortization of net actuarial loss	6,423	4,405	453	15
Net periodic benefit cost	15,448	12,434	761	871
Impact of PUC D&Os	(3,857)	(1,544)	(680)	1,018
Net periodic benefit cost (adjusted for impact of PUC D&Os)	$11,591	$10,890	$81	$1,889

Consolidated HEI recorded retirement benefits expense of $8 million and $10 million in the first quarters of 2012 and 2011, respectively, and charged the remaining amounts primarily to electric utility plant.

The utilities have implemented pension and OPEB tracking mechanisms under which all retirement benefit expenses (except for executive life and nonqualified pension plan expenses) determined in accordance with GAAP are recovered over time.

Defined contribution plans information.  For the first quarters of 2012 and 2011, the Company’s expense for its defined contribution pension plans under the HEIRSP and the ASB 401(k) Plan was $0.9 million and $0.9 million, respectively, and cash contributions were $2.2 million and $2.4 million, respectively.

6 • Share-based compensation

Under the 2010 Equity and Incentive Plan (EIP), HEI can issue an aggregate of 4 million shares of common stock as incentive compensation to selected employees in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares and other share-based and cash-based awards.

As of March 31, 2012, there were 3.8 million shares remaining available for future issuance under the EIP of which an estimated 1.8 million shares could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals under long-term incentive plans (based on the assumption that LTIP awards are achieved at maximum levels).

Under the 1987 Stock Option and Incentive Plan, as amended (SOIP), grants and awards of an estimated 0.6 million shares of common stock (based on various assumptions, including LTIP awards earned at maximum levels and the use of the March 31, 2012 market price of shares as the price on the exercise/payment dates) were outstanding as of March 31, 2012 to selected employees in the form of nonqualified stock options (NQSOs), stock appreciation rights (SARs), restricted stock units, LTIP performance and other shares and dividend equivalents. As of May 11, 2010 (when the EIP became effective), no new awards may be granted under the SOIP. After the shares of common stock for the outstanding SOIP grants and awards are issued or such grants and awards expire, the remaining shares registered under the SOIP will be deregistered and delisted.

The Company’s share-based compensation expense and related income tax benefit were as follows:

Three months ended March 31 (in millions)	2012	2011

Share-based compensation expense (1)	$1.8	$1.2
Income tax benefit	0.6	0.4

(1)          The Company has not capitalized any share-based compensation cost.

Nonqualified stock options.  Information about HEI’s NQSOs was as follows:

March 31, 2012		Outstanding & Exercisable (Vested)
Year of grant	Range of exercise prices	Number of options	Weighted-average remaining contractual life	Weighted-average exercise price

2002	$21.68	8,000	0.1	$21.68
2003	20.49	35,500	0.7	20.49
	$20.49 – 21.68	43,500	0.6	$20.71

As of December 31, 2011, NQSOs outstanding totaled 55,500 (representing the same number of underlying shares), with a weighted-average exercise price of $20.92. As of March 31, 2012, all NQSOs outstanding were exercisable and had an aggregate intrinsic value (including dividend equivalents) of $0.3 million.

NQSO activity and statistics were as follows:

Three months ended March 31
(dollars in thousands, except prices)	2012	2011

Shares exercised	12,000	32,500
Weighted-average exercise price	$21.68	$20.27
Cash received from exercise	$260	$659
Intrinsic value of shares exercised (1)	$91	$258
Tax benefit realized for the deduction of exercises	$36	$101

(1)          Intrinsic value is the amount by which the fair market value of the underlying stock and the related dividend equivalents exceeds the exercise price of the option.

Stock appreciation rights.  Information about HEI’s SARs was as follows:

March 31, 2012		Outstanding & Exercisable (Vested)
Year of grant	Range of exercise prices	Number of shares underlying SARs	Weighted-average remaining contractual life	Weighted-average exercise price

2004	$26.02	72,000	2.1	$26.02
2005	26.18	210,000	2.4	26.18
	$26.02 –26.18	282,000	2.3	$26.14

As of December 31, 2011, the shares underlying SARs outstanding totaled 282,000, with a weighted-average exercise price of $26.14. As of March 31, 2012, all SARs outstanding were exercisable and had no intrinsic value.

SARs activity and statistics were as follows:

Three months ended March 31
(dollars in thousands, except prices)	2012	2011

Shares expired	—	36,000
Weighted-average price of shares expired	—	$26.10
Shares exercised	—	—

Restricted shares and restricted stock awards.  Information about HEI’s grants of restricted shares and restricted stock awards was as follows:

	2012		2011
Three months ended March 31	Shares	(1)	Shares	(1)

Outstanding, beginning of period	46,807	$24.45	89,709	$24.64
Granted	—	—	—	—
Vested	(8,700)	27.17	—	—
Forfeited	—	—	(1,000)	25.36
Outstanding, end of period	38,107	$23.83	88,709	$24.63

(1)          Weighted-average grant-date fair value per share. The grant date fair value of a restricted stock award share was the closing or average price of HEI common stock on the date of grant.

As of March 31, 2012, there was $0.2 million of total unrecognized compensation cost related to nonvested restricted shares and restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.6 years.

For the three months ended March 31, 2012, total restricted stock that vested had a fair value of $0.2 million and the related tax benefits were $0.1 million.

Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	2012			2011
Three months ended March 31	Shares		(1)	Shares		(1)

Outstanding, beginning of period	247,286		$21.80	146,500		$19.80
Granted	92,512	(2)	25.98	85,017	(3)	24.95
Vested	(21,247)		24.95	—		—
Forfeited	—		—	(1,000)		22.60
Outstanding, end of period	318,551		$22.80	230,517		$21.69

(1)    Weighted-average grant-date fair value per share. The grant date fair value of the restricted stock units was the average price of HEI common stock on the date of grant.

(2)    Total weighted-average grant-date fair value of $2.4 million.

(3)    Total weighted-average grant-date fair value of $2.1 million.

As of March 31, 2012, there was $4.8 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 3.1 years.

For the three months ended March 31, 2012, total restricted stock units that vested and related dividends had a fair value of $0.6 million and the related tax benefits were $0.2 million.

LTIP payable in stock.  The 2011-2013 LTIP and the 2012-2014 LTIP provide for performance awards under the EIP and the 2010-2012 LTIP provides for performance awards under the SOIP of shares of HEI common stock based on the satisfaction of performance goals and service conditions over a three-year performance period. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made subject to the achievement of specified performance levels. The payout varies from 0% to 200% of the number of target shares depending on achievement of the goals. The LTIP performance goals for both LTIP periods include awards with a market goal based on total return to shareholders (TRS) of HEI stock as a percentile to the Edison Electric Institute Index over the applicable three-year period. In addition, the 2010-2012 LTIP has performance goals related to levels of HEI consolidated net income, HECO consolidated ROACE, ASB net income and ASB return on assets — all based on two-year averages (2011-2012), and the 2011-2013 LTIP and the 2012-2014 LTIP have performance goals related to levels of HEI 3-year average consolidated net income, HECO consolidated ROACE, HECO 3-year average consolidated net income, ASB return on assets and ASB 3-year average net income.

LTIP linked to TRS.  Information about HEI’s LTIP grants linked to TRS was as follows:

	2012		2011
Three months ended March 31	Shares	(1)	Shares		(1)

Outstanding, beginning of period	197,385	$25.94	126,782		$20.33
Granted	77,482	30.71	74,540	(2)	35.46
Vested	(35,397)	14.85	—		—
Forfeited	—	—	(587)		22.45
Outstanding, end of period	239,470	$29.12	200,735		$25.94

(1)    Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.

(2)    Total weighted-average grant-date fair value of $2.6 million.

On February 3, 2012, LTIP grants (under the 2012-2014 LTIP) were made payable in 77,482 shares of HEI common stock (based on the grant date price of $25.98 and target TRS performance levels) with a weighted-average grant date fair value of $2.4 million based on the weighted-average grant date fair value per share of $30.71.

The following table summarizes the assumptions used to determine the fair value of the LTIP awards linked to TRS and the resulting fair value of LTIP awards granted:

	2012	2011
Risk-free interest rate	0.33%	1.25%
Expected life in years	3	3
Expected volatility	25.3%	27.8%
Range of expected volatility for Peer Group	15.5% to 34.5%	21.2% to 82.6%
Grant date fair value (per share)	$30.71	$35.46

For the three months ended March 31, 2012, total vested LTIP awards linked to TRS and related dividends had a fair value of $0.6 million and the related tax benefits were $0.2 million.

As of March 31, 2012, there was $4 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TRS. The cost is expected to be recognized over a weighted-average period of 1.7 years.

LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	2012		2011
Three months ended March 31	Shares	(1)	Shares		(1)

Outstanding, beginning of period	182,498	$22.63	161,310		$18.66
Granted	115,104	25.98	113,119	(2)	24.95
Vested	—	—	—		—
Forfeited	—	—	(879)		18.95
Outstanding, end of period	297,602	$23.92	273,550		$21.26

(1)    Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.

(2)    Total weighted-average grant-date fair value of $2.8 million.

On February 3, 2012, LTIP grants (under the 2012-2014 LTIP) were made payable in 115,104 shares of HEI common stock (based on the grant date price of $25.98 and target performance levels relating to performance goals other than TRS), with a weighted-average grant date fair value of $3 million based on the weighted-average grant date fair value per share of $25.98.

As of March 31, 2012, there was $4.7 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TRS. The cost is expected to be recognized over a weighted-average period of 1.9 years.

7 • Interest rate swap agreements

In June 2010, HEI entered into multiple Forward Starting Swaps (FSS) with notional amounts totaling $125 million to hedge against interest rate fluctuations on medium-term notes expected to be issued by HEI in 2011, thereby enabling HEI to better forecast its future interest expense. The FSS entitled HEI to receive/(pay) the present value of the positive/(negative) difference between three-month LIBOR and a fixed rate at termination applied to the notional amount over a five-year period. The outstanding FSS were designated and accounted for as cash flow hedges. Changes in fair value were recognized (1) in other comprehensive income to the extent that they were considered effective, and (2) in “Interest expense—other than on deposit liabilities and other bank borrowings” for any portion considered ineffective.

In the first six months of 2011, HEI settled the FSS for payments totaling $5.2 million, of which $3.3 million was the ineffective portion ($0.8 million, ($0.4) million and $2.9 million recognized in 2010 and in the first and second quarters of 2011, respectively) and $1.9 million is being amortized to interest expense over five years beginning March 24, 2011 (the date that HEI issued $125 million of Senior Notes via a private placement).

8 • Earnings per share

Under the two-class method of computing earnings per share (EPS), EPS was comprised as follows for both unvested restricted stock awards and unrestricted common stock:

	2012	2011
Three months ended March 31	Basic and diluted	Basic and diluted
Distributed earnings	$0.31	$0.31
Undistributed earnings (loss)	0.09	(0.01)
	$0.40	$0.30

As of March 31, 2012 and 2011, the antidilutive effects of SARs of 210,000 shares and 414,000 shares of HEI common stock, respectively, for which the exercise prices were greater than the closing market price of HEI’s common stock were not included in the computation of diluted EPS.

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

Investment and mortgage-related securities.  To determine the fair value of investment securities held in ASB’s available-for-sale portfolio, independent third-party vendor or broker pricing is used on an unadjusted basis. This method falls under Level 2 of ASB’s fair value measurement hierarchy.  Under this methodology, valuation is based upon quoted prices for similar assets in active markets; quoted prices for identical or similar assets in markets that are not active; or use of valuation methodologies that use inputs that are derived principally from or can be corroborated by observable market data by correlation or other means.

On a quarterly basis, fair value pricing levels obtained from ASB’s third-party vendor are reviewed by comparing its prices to a separate third party pricing service or to non-binding third-party broker quotes. ASB’s third-party vendor pricing is validated in the majority of cases for the determination of fair value. However, in cases where there are less active and orderly markets or less transparent information from ASB’s third-party vendor, fair value may be estimated by use of prices from the separate third party pricing service or from non-binding third-party broker quotes.

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

The fair value of all loans was adjusted to reflect current assessments of loan collectability. Also see “Fair value measurements on a nonrecurring basis” below.

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

The estimated fair values of certain of the Company’s financial instruments (with the level of the fair value hierarchy in which the fair value measurements are categorized noted in parentheses) were as follows:

	March 31, 2012		December 31, 2011
(in thousands)	Carrying or notional amount	Estimated fair value	Carrying or notional amount	Estimated fair value

Financial assets
Cash and cash equivalents, excluding money market funds (Level 2)	$236,336	$236,336	$270,255	$270,255
Money market funds (Level 2)	10	10	10	10
Available-for-sale investment and mortgage-related securities (Level 2)	631,063	631,063	624,331	624,331
Investment in stock of Federal Home Loan Bank of Seattle (Level 2)	97,764	97,764	97,764	97,764

Loans receivable, net (Level 3)	3,687,058	3,896,679	3,652,419	3,886,253
Financial liabilities
Deposit liabilities (Level 2)	4,125,204	4,130,996	4,070,032	4,075,656	(1)
Short-term borrowings—other than bank (Level 2)	156,288	156,288	68,821	68,821
Other bank borrowings (Level 2)	232,843	249,259	233,229	250,486
Long-term debt, net—other than bank (Level 2)	1,282,602	1,338,777	1,340,070	1,400,241
Off-balance sheet items
HECO-obligated preferred securities of trust subsidiary (Level 2)	50,000	50,000	50,000	50,000

(1)  Revised (increased by $83.9 million) to correct an error in the estimated fair value disclosure at December 31, 2011.

As of March 31, 2012 and December 31, 2011, loan commitments and unused lines and letters of credit issued by ASB had notional amounts of $1.4 billion and $1.3 billion, respectively, and their estimated fair value on such dates were $0.6 million and $0.3 million, respectively. As of March 31, 2012 and December 31, 2011, loans serviced by ASB for others had notional amounts of $1.0 billion and $993 million, respectively, and the estimated fair value of the servicing rights for such loans was $10.0 million and $9.8 million, respectively.

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

Assets measured at fair value on a recurring basis were as follows:

	Fair value measurements using
	Quoted prices in	Significant other	Significant
	active markets for identical	observable inputs	unobservable inputs
(in thousands)	assets (Level 1)	(Level 2)	(Level 3)
March 31, 2012
Money market funds (“other” segment)	$—	$10	$—
Available-for-sale securities (bank segment)
Mortgage-related securities-FNMA, FHLMC and GNMA	$—	$358,586	$—
Federal agency obligations	—	210,540	—
Municipal bonds	—	61,937	—
	$—	$631,063	$—
December 31, 2011
Money market funds (“other” segment)	$—	$10	$—
Available-for-sale securities (bank segment)
Mortgage-related securities-FNMA, FHLMC and GNMA	$—	$344,865	$—
Federal agency obligations	—	220,727	—
Municipal bonds	—	58,739	—
	$—	$624,331	$—

Fair value measurements on a nonrecurring basis.  From time to time, the Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the writedowns of individual assets. ASB does not record loans at fair value on a recurring basis. However, from time to time, ASB records nonrecurring fair value adjustments based on the current appraised value of the collateral securing the loans or unobservable market assumptions. Unobservable assumptions reflect ASB’s own estimate of the fair value of collateral used in valuing the loan. ASB may also be required to measure goodwill at fair value on a nonrecurring basis. During the first quarter of 2012, it was not required that a measurement of the fair value of goodwill be calculated and goodwill was not measured at fair value.

From time to time, the Company may be required to measure certain liabilities at fair value on a nonrecurring basis in accordance with GAAP. The fair value of HECO’s asset retirement obligations (Level 3) was determined by discounting the expected future cash flows using market-observable risk-free rates as adjusted by HECO’s credit spread (also see Note 3).

Assets measured at fair value on a nonrecurring basis were as follows:

		Fair value measurements using
		Quoted prices in active	Significant other	Significant
		markets for identical	observable inputs	unobservable inputs
(in millions)	Balance	assets (Level 1)	(Level 2)	(Level 3)
Loans
March 31, 2012	$33	$—	$—	$33
December 31, 2011	34	—	—	34

For the first quarter of 2012 and 2011, there were no adjustments to fair value for ASB’s loans held for sale.

Residential loans.  The fair value of ASB’s residential loans that were written down due to impairment was determined based on third party appraisals for similar residential property sales in an active market, and therefore, is classified as a Level 3 measurement.

Home equity lines of credit.  The fair value of ASB’s home equity lines of credit that were written down due to impairment was determined based on third party appraisals for similar residential property sales in an active market, and therefore, is classified as a Level 3 measurement.

Commercial loans.  The fair value of ASB’s commercial loans secured by real estate that was written down due to impairment was determined based on third party appraisals for the specific properties, the value placed on the assets of the business and cash flows generated by the business entity, and therefore, is classified as a Level 3 measurement.

For loans classified as Level 3 as of March 31, 2012, the significant unobservable inputs used in the fair value measurement were as follows:

($ in thousands)	Fair value at March 31, 2012	Valuation technique	Significant unobservable input	Significant unobservable input value
Residential loans	$27,060	Third party appraisal	Property sales	65%
Home equity lines of credit	659	Third party appraisal	Property sales	42%
Commercial loan	1,506	Third party appraisal	Present value of expected cash flows of the property rental	61%
Commercial loans	97	Third party appraisal	Fair value of business assets	15%
Commercial loan	2,600	Present value of cash flows	Present value of expected future cash flows based on anticipated debt restructuring Discount rate	Paydown of loan — 66% 4.5%
Commercial loan	1,599	Third party appraisal	Insurance proceeds	100%

Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurement.

11 • Cash flows

Three months ended March 31 (in millions)	2012	2011
Supplemental disclosures of cash flow information
Interest paid to non-affiliates	$22	$23
Income tax paid/(refunded)	—	(30)
Supplemental disclosures of noncash activities
Common stock dividends reinvested in HEI common stock (1)	6	6
Increases in common stock related to director and officer compensatory plans	2	4
Real estate acquired in settlement of loans	2	3

(1)          The amounts shown represent common stock dividends reinvested in HEI common stock under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP) in noncash transactions.

12 • Credit agreement

HEI maintains an amended revolving noncollateralized credit agreement, which established a line of credit facility of $125 million, with a letter of credit sub-facility, expiring on December 5, 2016, with a syndicate of eight financial institutions. The credit facility will be maintained to support the issuance of commercial paper, but also may be drawn to repay HEI’s short-term and long-term indebtedness, to make investments in or loans to subsidiaries and for HEI’s working capital and general corporate purposes.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

Three months ended March 31 (in thousands)	2012	2011
Operating revenues	$747,938	$644,301
Operating expenses
Fuel oil	327,839	260,860
Purchased power	164,789	147,958
Other operation	61,849	65,531
Maintenance	30,038	29,196
Depreciation	36,482	36,432
Taxes, other than income taxes	70,995	59,995
Income taxes	17,365	11,610
Total operating expenses	709,357	611,582
Operating income	38,581	32,719
Other income
Allowance for equity funds used during construction	1,940	1,244
Other, net	1,265	910
Total other income	3,205	2,154
Interest and other charges
Interest on long-term debt	14,383	14,383
Amortization of net bond premium and expense	745	783
Other interest charges (credits)	(271)	539
Allowance for borrowed funds used during construction	(870)	(520)
Total interest and other charges	13,987	15,185
Net income	27,799	19,688
Preferred stock dividends of subsidiaries	229	229
Net income attributable to HECO	27,570	19,459
Preferred stock dividends of HECO	270	270
Net income for common stock	$27,300	$19,189

HEI owns all of the common stock of HECO. Therefore, per share data with respect to shares of common stock of HECO are not meaningful.

The accompanying notes for HECO are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries

Statements of Consolidated Comprehensive Income (unaudited)

Three months ended March 31 (in thousands)		2012		2011

Net income for common stock		$27,300		$19,189
Other comprehensive income, net of taxes:
Retirement benefit plans:
Less: amortization of net loss, prior service gain and transition obligation included in net periodic benefit cost, net of tax benefits of $2,212 and $1,448 for the three months ended March 31, 2012 and 2011, respectively	3,472		2,274
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $2,162 and $1,431 for the three months ended March 31, 2012 and 2011, respectively	(3,395)	77	(2,247)	27
Other comprehensive income, net of taxes		77		27
Comprehensive income attributable to common shareholder		$27,377		$19,216

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	March 31, 2012	December 31, 2011
Assets
Utility plant, at cost
Land	$51,504	$51,514
Plant and equipment	5,095,080	5,052,027
Less accumulated depreciation	(1,980,964)	(1,966,894)
Construction in progress	150,667	138,838
Net utility plant	3,316,287	3,275,485
Current assets
Cash and cash equivalents	5,850	48,806
Customer accounts receivable, net	158,879	183,328
Accrued unbilled revenues, net	126,642	137,826
Other accounts receivable, net	8,071	8,623
Fuel oil stock, at average cost	186,006	171,548
Materials and supplies, at average cost	46,749	43,188
Prepayments and other	31,210	34,602
Regulatory assets	26,364	20,283
Total current assets	589,771	648,204
Other long-term assets
Regulatory assets	651,310	649,106
Unamortized debt expense	12,477	12,786
Other	86,219	86,361
Total other long-term assets	750,006	748,253
Total assets	$4,656,064	$4,671,942
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 14,233,723 shares)	$94,911	$94,911
Premium on capital stock	426,921	426,921
Retained earnings	893,323	884,284
Accumulated other comprehensive income (loss), net of income taxes	45	(32)
Common stock equity	1,415,200	1,406,084
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Note 5)
Long-term debt, net	1,000,602	1,000,570
Total capitalization	2,450,095	2,440,947
Current liabilities
Short-term borrowings — nonaffiliates	84,942	—
Current portion of long-term debt	—	57,500
Accounts payable	158,691	188,580
Interest and preferred dividends payable	18,835	19,483
Taxes accrued	183,273	224,768
Other	58,947	69,353
Total current liabilities	504,688	559,684
Deferred credits and other liabilities
Deferred income taxes	357,974	337,863
Regulatory liabilities	316,560	315,466
Unamortized tax credits	61,941	60,614
Retirement benefits liability	478,517	495,121
Other	108,250	106,044
Total deferred credits and other liabilities	1,323,242	1,315,108
Contributions in aid of construction	378,039	356,203
Total capitalization and liabilities	$4,656,064	$4,671,942

The accompanying notes for HECO are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2011	14,234	$94,911	$426,921	$884,284	$(32)	$1,406,084
Net income for common stock	—	—	—	27,300	—	27,300
Other comprehensive income, net of taxes	—	—	—	—	77	77
Common stock dividends	—	—	—	(18,261)	—	(18,261)
Balance, March 31, 2012	14,234	$94,911	$426,921	$893,323	$45	$1,415,200
Balance, December 31, 2010	13,831	$92,224	$389,609	$854,856	$709	$1,337,398
Net income for common stock	—	—	—	19,189	—	19,189
Other comprehensive income, net of taxes	—	—	—	—	27	27
Common stock dividends	—	—	—	(17,640)	—	(17,640)
Balance, March 31, 2011	13,831	$92,224	$389,609	$856,405	$736	$1,338,974

The accompanying notes for HECO are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

Three months ended March 31
(in thousands)	2012	2011
Cash flows from operating activities
Net income	$27,799	$19,688
Adjustments to reconcile net income to net cash used in operating activities
Depreciation of property, plant and equipment	36,482	36,432
Other amortization	1,561	2,288
Change in deferred income taxes	20,061	13,521
Change in tax credits, net	1,356	755
Allowance for equity funds used during construction	(1,940)	(1,244)
Change in cash overdraft	—	(2,688)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	25,001	(11,271)
Decrease (increase) in accrued unbilled revenues	11,184	(9,402)
Increase in fuel oil stock	(14,458)	(3,513)
Increase in materials and supplies	(3,561)	(1,065)
Increase in regulatory assets	(13,948)	(7,872)
Decrease in accounts payable	(33,174)	(42,123)
Change in prepaid and accrued income taxes and utility revenue taxes	(44,561)	240
Contributions to defined benefit pension and other postretirement benefit plans	(26,183)	(30,693)
Change in other assets and liabilities	3,444	9,315
Net cash used in operating activities	(10,937)	(27,632)
Cash flows from investing activities
Capital expenditures	(63,436)	(37,556)
Contributions in aid of construction	22,855	5,749
Net cash used in investing activities	(40,581)	(31,807)
Cash flows from financing activities
Common stock dividends	(18,261)	(17,640)
Preferred stock dividends of HECO and subsidiaries	(499)	(499)
Repayment of long-term debt	(57,500)	—
Net increase in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	84,942	—
Other	(120)	(4)
Net cash provided by (used in) financing activities	8,562	(18,143)
Net decrease in cash and cash equivalents	(42,956)	(77,582)
Cash and cash equivalents, beginning of period	48,806	122,936
Cash and cash equivalents, end of period	$5,850	$45,354

The accompanying notes for HECO are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 • Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto incorporated by reference in HECO’s Form 10-K for the year ended December 31, 2011.

In the opinion of HECO’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to fairly state the financial position of HECO and its subsidiaries as of March 31, 2012 and December 31, 2011 and the results of their operations and their cash flows for the three months ended March 31, 2012 and 2011. All such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year. When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the current presentation.

2 • Unconsolidated variable interest entities

HECO Capital Trust III.  HECO Capital Trust III (Trust III) was created and exists for the exclusive purposes of (i) issuing in March 2004 2,000,000 6.50% Cumulative Quarterly Income Preferred Securities, Series 2004 (2004 Trust Preferred Securities) ($50 million aggregate liquidation preference) to the public and trust common securities ($1.5 million aggregate liquidation preference) to HECO, (ii) investing the proceeds of these trust securities in 2004 Debentures issued by HECO in the principal amount of $31.5 million and issued by Hawaii Electric Light Company, Inc. (HELCO) and Maui Electric Company, Limited (MECO) each in the principal amount of $10 million, (iii) making distributions on these trust securities and (iv) engaging in only those other activities necessary or incidental thereto. The 2004 Trust Preferred Securities are mandatorily redeemable at the maturity of the underlying debt on March 18, 2034, which maturity may be extended to no later than March 18, 2053; and are currently redeemable at the issuer’s option without premium. The 2004 Debentures, together with the obligations of HECO, HELCO and MECO under an expense agreement and HECO’s obligations under its trust guarantee and its guarantee of the obligations of HELCO and MECO under their respective debentures, are the sole assets of Trust III. Trust III has at all times been an unconsolidated subsidiary of HECO. Since HECO, as the common security holder, does not absorb the majority of the variability of Trust III, HECO is not the primary beneficiary and does not consolidate Trust III in accordance with accounting rules on the consolidation of VIEs. Trust III’s balance sheets as of March 31, 2012 and December 31, 2011 each consisted of $51.5 million of 2004 Debentures; $50.0 million of 2004 Trust Preferred Securities; and $1.5 million of trust common securities. Trust III’s income statements for the three months ended March 31, 2012 and 2011 each consisted of $0.8 million of interest income received from the 2004 Debentures, $0.8 million of distributions to holders of the Trust Preferred Securities, and $25,000 of common dividends on the trust common securities to HECO. So long as the 2004 Trust Preferred Securities are outstanding, HECO is not entitled to receive any funds from Trust III other than pro-rata distributions, subject to certain subordination provisions, on the trust common securities. In the event of a default by HECO in the performance of its obligations under the 2004 Debentures or under its Guarantees, or in the event HECO, HELCO or MECO elect to defer payment of interest on any of their respective 2004 Debentures, then HECO will be subject to a number of restrictions, including a prohibition on the payment of dividends on its common stock.

Power purchase agreements.  As of March 31, 2012, HECO and its subsidiaries had six PPAs totaling 548 megawatts (MW) of firm capacity and other PPAs with smaller independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or small power production facilities with a capacity of 100 kW or less who buy power from or sell power to the utilities), none of which are currently required to be consolidated as VIEs. Approximately 90% of the 548 MW of firm capacity is purchased pursuant to PPAs entered into before December 31, 2003, with AES Hawaii, Inc. (AES Hawaii), Kalaeloa Partners, L.P. (Kalaeloa), Hamakua Energy Partners, L.P. (HEP) and HPOWER. Purchases from all IPPs for the quarter ended March 31, 2012 totaled $165 million, with purchases from AES Hawaii, Kalaeloa, HEP and HPOWER totaling $35 million, $69 million, $14 million and $16 million, respectively. Purchases from all IPPs for the quarter ended March 31, 2011 totaled $148 million, with purchases from AES Hawaii, Kalaeloa, HEP and HPOWER totaling $35 million, $62 million, $14 million and $13 million, respectively.

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

An enterprise with an interest in a VIE or potential VIE created before December 31, 2003, and not thereafter materially modified, is not required to apply accounting standards for VIEs to that entity if the enterprise is unable to obtain the necessary information after making an exhaustive effort. HECO and its subsidiaries have made and continue to make exhaustive efforts to get the necessary information, but have been unsuccessful to date as it was not a contractual requirement to provide such information prior to 2004. If the requested information is ultimately received from the remaining IPPs, a possible outcome of future analyses of such information is the consolidation of one or more of such IPPs. The consolidation of any significant IPP could have a material effect on the Company’s and HECO’s consolidated financial statements, including the recognition of a significant amount of assets and liabilities and the potential recognition of losses. If HECO and its subsidiaries determine they are required to consolidate the financial statements of such an IPP and the consolidation has a material effect, HECO and its subsidiaries would retrospectively apply accounting standards for VIEs.

3 • Revenue taxes

HECO and its subsidiaries’ operating revenues include amounts for various Hawaii state revenue taxes. Revenue taxes are generally recorded as an expense in the period the related revenues are recognized. However, HECO and its subsidiaries’ revenue tax payments to the taxing authorities are based on the prior year’s revenues. For the three months ended March 31, 2012 and 2011, HECO and its subsidiaries included approximately $67 million and $57 million, respectively, of revenue taxes in “operating revenues” and in “taxes, other than income taxes” expense.

4 • Retirement benefits

Defined benefit pension and other postretirement benefit plans information.  For the first quarter of 2012, HECO and its subsidiaries contributed $26 million to their retirement benefit plans, compared to $31 million in the first quarter of 2011. HECO and its subsidiaries’ current estimate of contributions to their retirement benefit plans in 2012 is $105 million, compared to contributions of $73 million in 2011. In addition, HECO and its subsidiaries expect to pay directly $0.8 million of benefits in 2012, compared to $1.3 million paid in 2011.

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

The components of net periodic benefit cost were as follows:

Three months ended March 31	Pension benefits		Other benefits
(in thousands)	2012	2011	2012	2011

Service cost	$9,802	$8,565	$1,048	$1,223
Interest cost	15,261	14,849	2,205	2,384
Expected return on plan assets	(16,060)	(15,284)	(2,579)	(2,608)
Amortization of net transition obligation	—	—	(2)	(2)
Amortization of net prior service gain	(172)	(187)	(451)	(227)
Amortization of net actuarial loss	5,869	4,120	440	18
Net periodic benefit cost	14,700	12,063	661	788
Impact of PUC D&Os	(3,857)	(1,544)	(680)	1,018
Net periodic benefit cost (adjusted for impact of PUC D&Os)	$10,843	$10,519	$(19)	$1,806

HECO and its subsidiaries recorded retirement benefits expense of $8 million and $9 million for the first quarters of 2012 and 2011, respectively. The electric utilities charged a portion of the net periodic benefit cost to electric utility plant.

The utilities have implemented pension and OPEB tracking mechanisms under which all retirement benefit expenses (except for executive life and nonqualified pension plan expenses) determined in accordance with GAAP are recovered over time.

Defined contribution plan information.  For the first three months of 2012 and 2011, the utilities’ expense for its defined contribution pension plan was de minimis.

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

Renewable energy projects.  HECO and its subsidiaries continue to negotiate with developers of proposed projects to integrate power into its grid from a variety of renewable energy sources, including solar, biomass, wind, ocean thermal energy conversion, wave and others. This includes HECO’s plan to integrate wind power into the Oahu electrical grid that would be imported via a yet-to-be-built undersea transmission cable system from a windfarm proposed to be built on the island of Lanai. In December 2009, the PUC allowed HECO to defer the costs of studies for this large wind project for later review of prudence and reasonableness, and HECO is now seeking PUC approval to recover the deferred costs totaling $3.9 million for the Stage 1 studies through the REIP surcharge.  Additionally, in July 2011, the PUC directed HECO to file a draft Request for Proposal (RFP) for 200 MW or more of renewable energy to be delivered to Oahu from any of the Hawaiian islands. In October 2011, HECO filed the draft RFP with the PUC. In November 2011, HECO and MECO filed their application to seek PUC approval to defer for later recovery approximately $555,000 (split evenly between HECO and MECO) also through the REIP surcharge for additional studies to determine the value proposition of interconnecting the islands of Oahu and of Maui County (Maui, Lanai, and Molokai) and if doing so would be operationally beneficial and cost-effective.

Interim increases.  As of March 31, 2012, HECO and its subsidiaries had recognized $49 million of revenues with respect to interim orders related to general rate increase requests. Revenue amounts recorded pursuant to interim orders are subject to refund, with interest, if they exceed amounts allowed in a final order.

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

In May 2011, based upon recommendations by the Consumer Advocate in HECO’s 2009 test year rate case, the PUC ordered independently conducted regulatory audits on the reasonableness of costs incurred for HECO’s East Oahu Transmission Project (EOTP), Campbell Industrial Park (CIP) combustion turbine No. 1 (CT-1) project, and Customer Information System (CIS) project. In the interim decision and order (D&O) in the 2011 test year rate case, issued in July 2011, the PUC approved the portion of the settlement agreement in that proceeding allowing HECO to defer the portion of costs that are in excess of the prior PUC approved amounts and related depreciation for HECO’s EOTP Phase 1 ($43 million) and the CIP CT-1 project ($32 million) until completion of independently conducted regulatory audits. In the interim D&O in HECO’s 2011 test year rate case, the PUC approved the accrual of a carrying charge on the cost of such projects not yet included in rates and the related depreciation expense, from July 1, 2011 until the regulatory audits are completed and allowed the remaining project costs that were not deferred to be included in electric rates. For accounting purposes, HECO will recognize the equity portion of the carrying charge when it is allowed in electric rates. The PUC did not approve the agreement to defer expenses (subject to a limit to which the parties had agreed) associated with the yet-to-be completed CIS project. Subsequently in February 2012, the PUC granted HECO’s request to defer CIS project operation and maintenance expenses (limited to $2,258,000 per year in 2011 and 2012 under a settlement agreement) that are to be subject to a regulatory audit of project costs, and allowed HECO to accrue an allowance for funds used during construction on these deferred costs until the completion of the regulatory audit. Pursuant to the PUC’s order in HECO’s 2009 test year rate case, HECO and the Consumer Advocate submitted proposals for the scope, timing, management and structure for the regulatory audits for the PUC’s review and consideration. The PUC subsequently eliminated the requirement for a regulatory audit for the EOTP Phase I (see “East Oahu Transmission Project” below) and has not yet issued a schedule or requirements for the regulatory audits of the CIP CT-1 and CIS projects.

Campbell Industrial Park combustion turbine No. 1 and transmission line.  HECO’s incurred costs for this project, which was placed in service in 2009, were $195 million, including $9 million of allowance for funds used during construction (AFUDC). HECO’s current rates reflect recovery of project costs of $163 million. See “Major projects” above regarding the regulatory audit process that must be completed in connection with determining recovery of the remaining costs for this project. Management believes no adjustment to project costs is required as of March 31, 2012.

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

Phase 1 was placed in service on June 29, 2010. As of March 31, 2012, HECO’s incurred costs for Phase 1 of this project was $59 million (as a result of higher costs and the project delays), including (i) $12 million of pre-2003 planning and permitting costs, (ii) $24 million of planning, permitting and construction costs incurred after the denial of the permit and (iii) $23 million for AFUDC. The interim D&Os issued in HECO’s 2011 test year rate case reflects approximately $16 million of EOTP Phase 1 costs and related depreciation expense in determining revenue requirements. As described above under “Major projects,” the PUC ordered in HECO’s 2011 test year case that a regulatory audit was to be conducted before the PUC determined the recoverability of the remaining costs for EOTP Phase 1.

On February 3, 2012, HECO, the Consumer Advocate and the Department of Defense (parties in the HECO 2011 test year rate case proceeding) signed a settlement agreement, subject to PUC approval, regarding the EOTP Phase 1 project costs.  The parties agreed that, in lieu of a regulatory audit, HECO would write-off $9.5 million of gross plant in-service costs associated with EOTP Phase 1, and associated adjustments in the accumulated depreciation, deferred depreciation expense, accumulated deferred income taxes, unamortized state investment tax credits and carrying charges. In deciding to enter into the agreement, HECO took into account a number of considerations, including (1) the significant passage of time since the initial costs for the EOTP Phase 1 project were incurred, (2) the significant resources that would be required by the PUC, HECO and the other parties to conduct a fair and meaningful regulatory audit of project costs, and (3) additional carrying charges that would be accrued to the project cost during a lengthy audit process. The settlement agreement does not address the costs that are being deferred in connection with the CIP CT-1 project or the CIS project.

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

On March 29, 2012, the PUC approved the settlement agreement, and ordered that the interim increase for HECO’s 2011 test year rate case be adjusted by $5 million. The PUC also eliminated the requirement for a regulatory audit for the EOTP Phase 1. HECO submitted a revised tariff to reflect an increase in the interim increase effective April 2, 2012.

In April 2010, HECO proposed a modification of Phase 2 of the EOTP that uses smart grid technology and is estimated to cost $10 million (total cost of $15 million, less $5 million of funding through the Smart Grid Investment Grant Program of the American Recovery and Reinvestment Act of 2009). In October 2010, the PUC approved HECO’s modification request for Phase 2, which is projected for completion by the third quarter of 2012. As of March 31, 2012, HECO’s incurred costs for the Modified Phase 2 project amounted to $9 million (total cost of $13 million, less $4 million received in Smart Grid Investment funding).

Management believes that no adjustment to project costs of EOTP Phase 1 or Modified Phase 2 is required as of March 31, 2012.

Customer Information System Project.  In 2005, the PUC approved the utilities’ request to (i) expend the then-estimated $20 million (including $18 million for capital and deferred costs) for a new CIS project, provided that no part of the project costs may be included in rate base until the project is in service and is “used and useful for public utility purposes,” and (ii) defer certain computer software development costs, accumulate AFUDC during the deferral period, amortize the deferred costs over a specified period and include the unamortized deferred costs in rate base, subject to specified conditions.

The CIS project is proceeding with the implementation of a new software system. As of March 31, 2012, HECO’s total deferred and capital cost estimate for the CIS project was $60 million (of which $52 million was recorded). The PUC has ordered that this project undergo a regulatory audit, which likely will not be planned until the CIS project is complete and operational. Management believes no adjustment to the CIS project costs is required as of March 31, 2012.

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

On February 16, 2012, the Federal Register published the EPA’s final rule establishing the EPA’s National Emission Standards for Hazardous Air Pollutants for fossil-fuel fired steam electrical generating units (EGUs). The final rule, known as the Mercury and Air Toxics Standards (MATS), applies to the 14 EGUs at HECO’s Honolulu, Kahe and Waiau power plants. MATS establishes the Maximum Achievable Control Technology standards for the control of hazardous air pollutants emissions from new and existing EGUs. HECO is currently reviewing the final rule and developing a compliance plan and schedule. Depending on the specifics of the compliance plan, MATS may require significant capital and annual expenditures for the installation and operation of emission control equipment on HECO’s EGUs. The CAA requires that facilities come into compliance with the MATS limits within 3 years of the final rule, although facilities may be granted two 1-year extensions to install emission control technology. In view of the isolated nature of HECO’s electrical system and the potential requirement to install control equipment on all HECO EGUs while maintaining system reliability, the MATS compliance schedule poses a significant challenge to HECO.

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

HECO, HELCO and MECO, like other utilities, periodically experience petroleum or other chemical releases into the environment associated with current operations and report and take action on these releases when and as required by applicable law and regulations. HECO and its subsidiaries believe the costs of responding to such releases identified to date will not have a material adverse effect, individually or in the aggregate, on HECO’s consolidated results of operations, financial condition or liquidity.

Former Molokai Electric Company generation site.  In 1989, MECO acquired by merger Molokai Electric Company, which had been experiencing severe financial hardships and was facing bankruptcy. Molokai Electric Company sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The EPA has since performed Brownfield assessments of the Site that identified environmental impacts in the subsurface. Although MECO never operated at the Site and operations there had stopped four years before the merger, in discussions with the EPA and the Hawaii Department of Health (DOH), MECO agreed to undertake additional investigations at the Site and an adjacent parcel that Molokai Electric Company had used for equipment storage, including transformers, (the Adjacent Parcel) to determine the extent of impacts of subsurface contaminants. A 2011 assessment by a MECO contractor of the Adjacent Parcel identified environmental impacts, including elevated polychlorinated biphenyls (PCBs) in the subsurface soils. In cooperation with the DOH and EPA, MECO will further investigate the Site and the Adjacent Parcel to determine the extent of impacts of PCBs, fuel oils, and other subsurface contaminants. In March 2012, MECO accrued an additional $3.1 million (reserve balance of $3.6 million as of March 31, 2012) for the additional investigation and estimated cleanup costs, however, final costs of remediation will depend on the results of continued investigation.

Global climate change and greenhouse gas emissions reduction.  National and international concern about climate change and the contribution of GHG emissions (including carbon dioxide emissions from the combustion of fossil fuels) to global warming have led to action by the State and to federal legislative and regulatory proposals to reduce GHG emissions.

In July 2007, Act 234, which requires a statewide reduction of GHG emissions by January 1, 2020 to levels at or below the statewide GHG emission levels in 1990, became law in Hawaii. The electric utilities are participating in a Task Force established under Act 234, which is charged with developing a work plan and regulatory approach to reduce GHG emissions, as well as in initiatives aimed at reducing their GHG emissions, such as those being implemented under the Energy Agreement. The DOH is currently preparing the proposed regulations required by Act 234, but has not yet released them. Because the regulations implementing Act 234 have not yet been promulgated, management cannot predict the impact of Act 234 on the electric utilities, but compliance costs could be significant.

Several approaches (e.g., “cap and trade”) to GHG emission reduction have been either introduced or discussed in the U.S. Congress; however, no federal legislation has yet been enacted.

On September 22, 2009, the EPA issued its Final Mandatory Reporting of Greenhouse Gases Rule, which requires that sources emitting GHGs above certain threshold levels monitor and report GHG emissions. The utilities have submitted the required reports for 2010 and 2011 to the EPA. In December 2009, the EPA made the finding that motor vehicle GHG emissions endanger public health or welfare. Since then, the EPA has also issued rules that begin to address GHG emissions from stationary sources, like the utilities’ generating units.

In June 2010, the EPA issued its “Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule” (GHG Tailoring Rule) that created new thresholds for GHG emissions from new and existing stationary source facilities. Effective January 2, 2011, under the Prevention of Significant Deterioration program, permitting of new or modified stationary sources (such as utility electrical generating units) that have the potential to emit GHGs in greater quantities than the thresholds in the GHG Tailoring Rule will entail GHG emissions evaluation, analysis and, potentially, control requirements. In January 2011, the EPA announced that it plans to defer, for three years, GHG permitting requirements for carbon dioxide (CO2) emissions from biomass-fired and other biogenic sources. The utilities are evaluating the impact of this deferral on their generation units that are or will be fired on biofuels. On March 27, 2012, the Federal Register published the EPA’s proposed New Source Performance Standard regulating carbon dioxide emissions from affected new fossil fuel-fired electrical generating units. As proposed, the rule does not apply to non-continental units (i.e., in Hawaii and U.S. Territories) and therefore does not apply to the utilities.

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

Changes to the ARO liability included in “Other liabilities” on HECO’s balance sheet were as follows:

(in thousands)	2012	2011
Balance, January 1	$50,871	$48,630
Accretion expense	451	566
Liabilities incurred	—	—
Liabilities settled	(210)	(482)
Revisions in estimated cash flows	—	—
Balance, March 31	$51,112	$48,714

Collective bargaining agreements.  As of March 31, 2012, approximately 53% of the electric utilities’ employees were members of the International Brotherhood of Electrical Workers, AFL-CIO, Local 1260, which is the only union representing employees of the electric utilities. On March 11, 2011, the utilities’ bargaining unit employees ratified a new collective bargaining agreement and a new benefit agreement. The new collective bargaining agreement covers a term from January 1, 2011 to October 31, 2013 and provides for non-compounded wage increases (1.75%, 2.5%, and 3.0% for 2011, 2012 and 2013, respectively). The new benefit agreement covers a term from January 1, 2011 to October 31, 2014 and includes changes to medical, dental and vision plans with increased employee contributions and changes to retirement benefits for employees.

6 • Cash flows

Three months ended March 31
(in millions)	2012	2011
Supplemental disclosures of cash flow information
Interest paid	$15	$15
Income tax paid/(refunded)	(1)	(33)
Supplemental disclosures of noncash activities
Electric utility property, plant and equipment - Unpaid invoices and other	3	1

7 • Fair value measurements

Fair value estimates are based on the price that would be received to sell an asset, or paid upon the transfer of a liability, in an orderly transaction between market participants at the measurement date. The fair value estimates are generally determined based on assumptions that market participants would use in pricing the asset or liability and are based on market data obtained from independent sources. However, in certain cases, the electric utilities use their own assumptions about market participant assumptions based on the best information available in the circumstances. These valuations are estimates at a specific point in time, based on relevant market information, information about the financial instrument and judgments regarding future expected loss experience, economic conditions, risk characteristics of various financial instruments and other factors. These estimates do not reflect any premium or discount that could result if the electric utilities were to sell their entire holdings of a particular financial instrument at one time. Because no active trading market exists for a portion of the electric utilities’ financial instruments, fair value estimates cannot be determined with precision. Changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the estimates. Fair value estimates are provided for certain financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses could have a significant effect on fair value estimates, but have not been considered in making such estimates.

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

The estimated fair values of certain of the electric utilities’ financial instruments (with the level of the fair value hierarchy in which the fair value measurements are categorized noted in parentheses) were as follows:

	March 31, 2012		December 31, 2011
(in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Cash and cash equivalents (Level 2)	$5,850	$5,850	$48,806	$48,806
Financial liabilities
Short-term borrowings - nonaffiliates (Level 2)	84,942	84,942	—	—
Long-term debt, net, including amounts due within one year (Level 2)	1,000,602	1,037,062	1,058,070	1,095,133
Off-balance sheet item
HECO-obligated preferred securities of trust subsidiary (Level 2)	50,000	50,000	50,000	50,000

Fair value measurements on a nonrecurring basis.  From time to time, the utilities may be required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or writedowns of individual assets. As of March 31, 2012, there were no adjustments to fair value for assets measured at fair value on a nonrecurring basis in accordance with GAAP.

From time to time, the utilities may be required to measure certain liabilities at fair value on a nonrecurring basis in accordance with GAAP. The fair value of the utilities ARO (Level 3) was determined by discounting the expected future cash flows using market-observable risk-free rates as adjusted by HECO’s credit spread. The expected future cash flows to retire the assets are significant unobservable inputs used to measure fair value. HECO estimates these cash flows based on the cost of past asset retirements and contractor cost estimates. As of March 31, 2012, the undiscounted future cash outflows used were $33 million. Also, see Note 5.

8 • Credit agreement

HECO maintains an amended revolving noncollateralized credit agreement, which established a line of credit facility of $175 million, with a letter of credit sub-facility, expiring on December 5, 2016, with a syndicate of eight financial institutions. The credit facility will be maintained to support the issuance of commercial paper, but also may be drawn to repay HECO’s short-term indebtedness, to make loans to subsidiaries and for HECO’s capital expenditures, working capital and general corporate purposes.

9 • Reconciliation of electric utility operating income per HEI and HECO consolidated statements of income

Three months ended March 31
(in thousands)	2012	2011
Operating income from regulated and nonregulated activities before income taxes (per HEI consolidated statements of income)	$57,254	$45,208
Deduct:
Income taxes on regulated activities	(17,365)	(11,610)
Revenues from nonregulated activities	(1,672)	(1,034)
Add:
Expenses from nonregulated activities	364	155
Operating income from regulated activities after income taxes (per HECO consolidated statements of income)	$38,581	$32,719

10 • Subsequent event

On April 19, 2012, HECO, MECO and HELCO issued through a private placement taxable unsecured senior notes (the HECO Notes, MECO Notes and HELCO Notes, and together, the Notes) in the aggregate principal amounts of $327 million, $59 million and $31 million, respectively, as follows:

(in thousands)
Long-term debt, net
HECO, 3.79%, series 2012A, due 2018	$30,000
HELCO, 3.79%, series 2012A, due 2018	11,000
MECO, 3.79%, series 2012A, due 2018	9,000
HECO, 4.03%, series 2012B, due 2020	62,000
MECO, 4.03%, series 2012B, due 2020	20,000
HECO, 4.55%, series 2012C, due 2023	50,000
HELCO, 4.55%, series 2012B, due 2023	20,000
MECO, 4.55%, series 2012C, due 2023	30,000
HECO, 4.72%, series 2012D, due 2029	35,000
HECO, 5.39%, series 2012E, due 2042	150,000
Long-term debt, net	$417,000

All proceeds of the Notes, except the Series 2012E of the HECO Notes, have been applied ($267 million in the aggregate), together with such additional funds as are required, to defease or redeem special purpose revenue bonds and refunding special purpose revenue bonds issued by the Department of Budget and Finance of the State of Hawaii for the benefit of the utilities, which outstanding bonds have an aggregate principal amount of $271 million and stated interest rates ranging from 5.45% to 6.20%.

The note agreements contain customary representations and warranties, affirmative and negative covenants, and events of default (the occurrence of which may result in some or all of the Notes becoming immediately due and payable) and provisions requiring the maintenance by HECO and each of MECO and HELCO of certain financial ratios generally consistent with those in HECO’s existing amended revolving noncollateralized credit agreement.

All of the Notes may be prepaid in whole or in part at any time at the prepayment price of the principal amount of the Notes plus payment of a “Make-Whole Amount.” Each of the note agreements also (a) requires the utilities to offer to prepay the Notes (without a Make-Whole Amount) in the event that HEI ceases to own 100% of the common stock or other securities of HECO that is ordinarily entitled, in the absence of contingencies, to vote in the election of HECO directors unless, at the time of such cessation of ownership and at all times during the period of 90 consecutive days thereafter, the long-term unsecured, unenhanced debt of HECO maintains an investment grade rating by at least one rating agency or, if more than one rating agency rates such indebtedness, then by each such rating agency, and (b) permits the utilities to offer to prepay Notes (without a Make-Whole amount) in the event of a sale of assets that would otherwise constitute a covenant default.

HECO’s consolidated long-term debt was reduced at the end of the first quarter of 2012 as a result of the defeaseance on March 30, 2012 of $57.5 million of 4.95% refunding special purpose revenue bonds issued for the benefit of HECO and its subsidiaries and maturing on April 1, 2012.

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

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (Loss) (unaudited)

Three months ended March 31, 2012

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and eliminations	HECO Consolidated
Operating revenues	$530,613	112,327	104,998	—	—	—	$747,938
Operating expenses
Fuel oil	235,026	32,410	60,403	—	—	—	327,839
Purchased power	124,780	33,908	6,101	—	—	—	164,789
Other operation	39,948	9,015	12,886	—	—	—	61,849
Maintenance	20,836	4,249	4,953	—	—	—	30,038
Depreciation	22,571	8,436	5,475	—	—	—	36,482
Taxes, other than income taxes	50,553	10,463	9,979	—	—	—	70,995
Income taxes	11,963	4,223	1,179	—	—	—	17,365
Total operating expenses	505,677	102,704	100,976	—	—	—	709,357
Operating income	24,936	9,623	4,022	—	—	—	38,581
Other income (loss)
Allowance for equity funds used during construction	1,581	125	234	—	—	—	1,940
Equity in earnings of subsidiaries	8,490	—	—	—	—	(8,490)	—
Other, net	1,064	101	111	(1)	—	(10)	1,265
Total other income (loss)	11,135	226	345	(1)	—	(8,500)	3,205
Interest and other charges
Interest on long-term debt	9,130	2,985	2,268	—	—	—	14,383
Amortization of net bond premium and expense	483	137	125	—	—	—	745
Other interest charges (credits)	(387)	33	93	—	—	(10)	(271)
Allowance for borrowed funds used during construction	(725)	(51)	(94)	—	—	—	(870)
Total interest and other charges	8,501	3,104	2,392	—	—	(10)	13,987
Net income (loss)	27,570	6,745	1,975	(1)	—	(8,490)	27,799
Preferred stock dividend of subsidiaries	—	134	95	—	—	—	229
Net income (loss) attributable to HECO	27,570	6,611	1,880	(1)	—	(8,490)	27,570
Preferred stock dividends of HECO	270	—	—	—	—	—	270
Net income (loss) for common stock	$27,300	6,611	1,880	(1)	—	(8,490)	$27,300

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Comprehensive Income (Loss) (unaudited)

Three months ended March 31, 2012

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and eliminations	HECO Consolidated
Net income (loss) for common stock	$27,300	6,611	1,880	(1)	—	(8,490)	$27,300
Other comprehensive income, net of taxes:
Retirement benefit plans:
Less: amortization of net loss, prior service gain and transition obligation included in net periodic benefit cost, net of tax benefits	3,472	532	473	—	—	(1,005)	3,472
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(3,395)	(526)	(467)	—	—	993	(3,395)
Other comprehensive income, net of taxes	77	6	6	—	—	(12)	77
Comprehensive income attributable to common shareholder	$27,377	6,617	1,886	(1)	—	(8,502)	$27,377

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (Loss) (unaudited)

Three months ended March 31, 2011

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and eliminations	HECO Consolidated
Operating revenues	$449,824	99,635	94,842	—	—	—	$644,301
Operating expenses
Fuel oil	183,266	26,491	51,103	—	—	—	260,860
Purchased power	112,751	30,022	5,185	—	—	—	147,958
Other operation	47,255	8,268	10,008	—	—	—	65,531
Maintenance	21,192	3,851	4,153	—	—	—	29,196
Depreciation	22,883	8,323	5,226	—	—	—	36,432
Taxes, other than income taxes	41,889	9,173	8,933	—	—	—	59,995
Income taxes	4,698	3,769	3,143	—	—	—	11,610
Total operating expenses	433,934	89,897	87,751	—	—	—	611,582
Operating income	15,890	9,738	7,091	—	—	—	32,719
Other income (loss)
Allowance for equity funds used during construction	960	83	201	—	—	—	1,244
Equity in earnings of subsidiaries	11,490	—	—	—	—	(11,490)	—
Other, net	732	106	92	(2)	(3)	(15)	910
Total other income (loss)	13,182	189	293	(2)	(3)	(11,505)	2,154
Interest and other charges
Interest on long-term debt	9,130	2,985	2,268	—	—	—	14,383
Amortization of net bond premium and expense	513	143	127	—	—	—	783
Other interest charges	378	81	95	—	—	(15)	539
Allowance for borrowed funds used during construction	(408)	(33)	(79)	—	—	—	(520)
Total interest and other charges	9,613	3,176	2,411	—	—	(15)	15,185
Net income (loss)	19,459	6,751	4,973	(2)	(3)	(11,490)	19,688
Preferred stock dividend of subsidiaries	—	134	95	—	—	—	229
Net income (loss) attributable to HECO	19,459	6,617	4,878	(2)	(3)	(11,490)	19,459
Preferred stock dividends of HECO	270	—	—	—	—	—	270
Net income (loss) for common stock	$19,189	6,617	4,878	(2)	(3)	(11,490)	$19,189

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Comprehensive Income (Loss) (unaudited)

Three months ended March 31, 2011

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and eliminations	HECO Consolidated
Net income (loss) for common stock	$19,189	6,617	4,878	(2)	(3)	(11,490)	$19,189
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Less: amortization of net loss, prior service gain and transition obligation included in net periodic benefit cost, net of tax benefits	2,274	357	283	—	—	(640)	2,274
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(2,247)	(357)	(286)	—	—	643	(2,247)
Other comprehensive income (loss), net of taxes	27	—	(3)	—	—	3	27
Comprehensive income (loss) attributable to common shareholder	$19,216	6,617	4,875	(2)	(3)	(11,487)	$19,216

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Balance Sheet (unaudited)

March 31, 2012

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and eliminations	HECO Consolidated
Assets
Utility plant, at cost
Land	$43,306	5,182	3,016	—	—	—	$51,504
Plant and equipment	3,125,717	1,051,112	918,251	—	—	—	5,095,080
Less accumulated depreciation	(1,146,385)	(420,069)	(414,510)	—	—	—	(1,980,964)
Construction in progress	126,837	11,494	12,336	—	—	—	150,667
Net utility plant	2,149,475	647,719	519,093	—	—	—	3,316,287
Investment in wholly owned subsidiaries, at equity	520,247	—	—	—	—	(520,247)	—
Current assets
Cash and cash equivalents	1,980	2,676	1,088	80	26	—	5,850
Advances to affiliates	—	35,900	4,000	—	—	(39,900)	—
Customer accounts receivable, net	108,241	27,597	23,041	—	—	—	158,879
Accrued unbilled revenues, net	92,140	18,442	16,060	—	—	—	126,642
Other accounts receivable, net	10,958	1,848	2,072	—	—	(6,807)	8,071
Fuel oil stock, at average cost	139,856	21,275	24,875	—	—	—	186,006
Materials and supplies, at average cost	27,416	5,828	13,505	—	—	—	46,749
Prepayments and other	19,056	3,302	9,250	—	—	(398)	31,210
Regulatory assets	24,005	1,156	1,203	—	—	—	26,364
Total current assets	423,652	118,024	95,094	80	26	(47,105)	589,771
Other long-term assets
Regulatory assets	481,165	86,036	84,109	—	—	—	651,310
Unamortized debt expense	8,233	2,383	1,861	—	—	—	12,477
Other	57,523	12,429	16,267	—	—	—	86,219
Total other long-term assets	546,921	100,848	102,237	—	—	—	750,006
Total assets	$3,640,295	866,591	716,424	80	26	(567,352)	$4,656,064
Capitalization and liabilities
Capitalization
Common stock equity	$1,415,200	284,388	235,753	80	26	(520,247)	$1,415,200
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	—	34,293
Long-term debt, net	629,774	204,118	166,710	—	—	—	1,000,602
Total capitalization	2,067,267	495,506	407,463	80	26	(520,247)	2,450,095
Current liabilities
Short-term borrowings-nonaffiliates	84,942	—	—	—	—	—	84,942
Short-term borrowings-affiliate	39,900	—	—	—	—	(39,900)	—
Accounts payable	114,634	27,241	16,816	—	—	—	158,691
Interest and preferred dividends payable	11,443	3,888	3,509	—	—	(5)	18,835
Taxes accrued	125,311	30,588	27,772	—	—	(398)	183,273
Other	40,144	10,516	15,089	—	—	(6,802)	58,947
Total current liabilities	416,374	72,233	63,186	—	—	(47,105)	504,688
Deferred credits and other liabilities
Deferred income taxes	250,654	63,610	43,710	—	—	—	357,974
Regulatory liabilities	215,187	63,472	37,901	—	—	—	316,560
Unamortized tax credits	36,183	12,982	12,776	—	—	—	61,941
Retirement benefits liability	355,871	59,935	62,711	—	—	—	478,517
Other	73,087	21,259	13,904	—	—	—	108,250
Total deferred credits and other liabilities	930,982	221,258	171,002	—	—	—	1,323,242
Contributions in aid of construction	225,672	77,594	74,773	—	—	—	378,039
Total capitalization and liabilities	$3,640,295	866,591	716,424	80	26	(567,352)	$4,656,064

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Balance Sheet (unaudited)

December 31, 2011

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and eliminations	HECO Consolidated
Assets
Utility plant, at cost
Land	$43,316	5,182	3,016	—	—	—	$51,514
Plant and equipment	3,091,908	1,048,599	911,520	—	—	—	5,052,027
Less accumulated depreciation	(1,141,839)	(414,769)	(410,286)	—	—	—	(1,966,894)
Construction in progress	117,625	8,144	13,069	—	—	—	138,838
Net utility plant	2,111,010	647,156	517,319	—	—	—	3,275,485
Investment in wholly owned subsidiaries, at equity	517,216	—	—	—	—	(517,216)	—
Current assets
Cash and cash equivalents	44,819	3,383	496	82	26	—	48,806
Advances to affiliates	—	46,150	18,500	—	—	(64,650)	—
Customer accounts receivable, net	130,190	28,602	24,536	—	—	—	183,328
Accrued unbilled revenues, net	103,328	18,499	15,999	—	—	—	137,826
Other accounts receivable, net	8,987	1,186	3,008	—	—	(4,558)	8,623
Fuel oil stock, at average cost	128,037	19,217	24,294	—	—	—	171,548
Materials and supplies, at average cost	25,096	4,700	13,392	—	—	—	43,188
Prepayments and other	21,135	6,575	7,033	—	—	(141)	34,602
Regulatory assets	18,038	1,115	1,130	—	—	—	20,283
Total current assets	479,630	129,427	108,388	82	26	(69,349)	648,204
Other long-term assets
Regulatory assets	478,851	86,394	83,861	—	—	—	649,106
Unamortized debt expense	8,446	2,464	1,876	—	—	—	12,786
Other	58,672	11,843	15,846	—	—	—	86,361
Total other long-term assets	545,969	100,701	101,583	—	—	—	748,253
Total assets	$3,653,825	877,284	727,290	82	26	(586,565)	$4,671,942
Capitalization and liabilities
Capitalization
Common stock equity	$1,406,084	281,055	236,054	81	26	(517,216)	$1,406,084
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	—	34,293
Long-term debt, net	629,757	204,110	166,703	—	—	—	1,000,570
Total capitalization	2,058,134	492,165	407,757	81	26	(517,216)	2,440,947
Current liabilities
Current portion of long-term debt	42,580	7,200	7,720	—	—	—	57,500
Short-term borrowings-affiliate	64,650	—	—	—	—	(64,650)	—
Accounts payable	140,044	29,616	18,920	—	—	—	188,580
Interest and preferred dividends payable	12,648	4,074	2,762	—	—	(1)	19,483
Taxes accrued	152,315	37,638	34,956	—	—	(141)	224,768
Other	50,828	9,478	13,603	1	—	(4,557)	69,353
Total current liabilities	463,065	88,006	77,961	1	—	(69,349)	559,684
Deferred credits and other liabilities
Deferred income taxes	236,890	61,044	39,929	—	—	—	337,863
Regulatory liabilities	215,401	62,049	38,016	—	—	—	315,466
Unamortized tax credits	34,877	12,951	12,786	—	—	—	60,614
Retirement benefits liability	368,245	62,036	64,840	—	—	—	495,121
Other	72,418	22,391	11,235	—	—	—	106,044
Total deferred credits and other liabilities	927,831	220,471	166,806	—	—	—	1,315,108
Contributions in aid of construction	204,795	76,642	74,766	—	—	—	356,203
Total capitalization and liabilities	$3,653,825	877,284	727,290	82	26	(586,565)	$4,671,942

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Changes in Common Stock Equity (unaudited)

Three months ended March 31, 2012

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and eliminations	HECO Consolidated
Balance, December 31, 2011	$1,406,084	281,055	236,054	81	26	(517,216)	$1,406,084
Net income (loss) for common stock	27,300	6,611	1,880	(1)	—	(8,490)	27,300
Other comprehensive income, net of taxes	77	6	6	—	—	(12)	77
Common stock dividends	(18,261)	(3,284)	(2,187)	—	—	5,471	(18,261)
Balance, March 31, 2012	$1,415,200	284,388	235,753	80	26	(520,247)	$1,415,200

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Changes in Common Stock Equity (unaudited)

Three months ended March 31, 2011

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and eliminations	HECO Consolidated
Balance, December 31, 2010	$1,337,398	270,573	230,137	86	5	(500,801)	$1,337,398
Net income (loss) for common stock	19,189	6,617	4,878	(2)	(3)	(11,490)	19,189
Other comprehensive income (loss), net of taxes	27	—	(3)	—	—	3	27
Common stock dividends	(17,640)	(4,031)	(3,001)	—	—	7,032	(17,640)
Balance, March 31, 2011	$1,338,974	273,159	232,011	84	2	(505,256)	$1,338,974

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Cash Flows (unaudited)

Three months ended March 31, 2012

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Elimination addition to (deduction from) cash flows	HECO Consolidated
Cash flows from operating activities:
Net income (loss)	$27,570	6,745	1,975	(1)	—	(8,490)	$27,799
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(8,515)	—	—	—	—	8,490	(25)
Common stock dividends received from subsidiaries	5,471	—	—	—	—	(5,471)	—
Depreciation of property, plant and equipment	22,571	8,436	5,475	—	—	—	36,482
Other amortization	485	622	454	—	—	—	1,561
Change in deferred income taxes	13,721	2,563	3,777	—	—	—	20,061
Change in tax credits, net	1,320	36	—	—	—	—	1,356
Allowance for equity funds used during construction	(1,581)	(125)	(234)	—	—	—	(1,940)
Changes in assets and liabilities:
Decrease in accounts receivable	19,978	343	2,431	—	—	2,249	25,001
Decrease (increase) in accrued unbilled revenues	11,188	57	(61)	—	—	—	11,184
Increase in fuel oil stock	(11,819)	(2,058)	(581)	—	—	—	(14,458)
Increase in materials and supplies	(2,320)	(1,128)	(113)	—	—	—	(3,561)
Increase in regulatory assets	(11,612)	(1,039)	(1,297)	—	—	—	(13,948)
Decrease in accounts payable	(27,400)	(2,941)	(2,833)	—	—	—	(33,174)
Change in prepaid and accrued income and utility revenue taxes	(29,011)	(5,741)	(9,809)	—	—	—	(44,561)
Contributions to defined benefit pension and other postretirement benefit plans	(19,428)	(3,279)	(3,476)	—	—	—	(26,183)
Change in other assets and liabilities	(2,190)	2,320	5,589	(1)	—	(2,249)	3,469
Net cash provided by (used in) operating activities	(11,572)	4,811	1,297	(2)	—	(5,471)	(10,937)
Cash flows from investing activities:
Capital expenditures	(51,026)	(6,727)	(5,683)	—	—	—	(63,436)
Contributions in aid of construction	20,748	1,579	528	—	—	—	22,855
Advances from affiliate	—	10,250	14,500	—	—	(24,750)	—
Net cash provided by (used in) investing activities	(30,278)	5,102	9,345	—	—	(24,750)	(40,581)
Cash flows from financing activities:
Common stock dividends	(18,261)	(3,284)	(2,187)	—	—	5,471	(18,261)
Preferred stock dividends of HECO and subsidiaries	(270)	(134)	(95)	—	—	—	(499)
Repayment of long-term debt	(42,580)	(7,200)	(7,720)	—	—	—	(57,500)
Net increase in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	60,192	—	—	—	—	24,750	84,942
Other	(70)	(2)	(48)	—	—	—	(120)
Net cash used in financing activities	(989)	(10,620)	(10,050)	—	—	30,221	8,562
Net increase (decrease) in cash and cash equivalents	(42,839)	(707)	592	(2)	—	—	(42,956)
Cash and cash equivalents, beginning of period	44,819	3,383	496	82	26	—	48,806
Cash and cash equivalents, end of period	$1,980	2,676	1,088	80	26	—	$5,850

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Cash Flows (unaudited)

Three months ended March 31, 2011

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Elimination addition to (deduction from) cash flows	HECO Consolidated
Cash flows from operating activities:
Net income (loss)	$19,459	6,751	4,973	(2)	(3)	(11,490)	$19,688
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(11,515)	—	—	—	—	11,490	(25)
Common stock dividends received from subsidiaries	7,057	—	—	—	—	(7,032)	25
Depreciation of property, plant and equipment	22,883	8,323	5,226	—	—	—	36,432
Other amortization	1,167	660	461	—	—	—	2,288
Change in deferred income taxes	7,674	2,849	2,998	—	—	—	13,521
Change in tax credits, net	592	154	9	—	—	—	755
Allowance for equity funds used during construction	(960)	(83)	(201)	—	—	—	(1,244)
Change in cash overdraft	—	(2,527)	(161)	—	—	—	(2,688)
Changes in assets and liabilities:
Increase in accounts receivable	(3,982)	(1,192)	(3,927)	—	—	(2,170)	(11,271)
Decrease (increase) in accrued unbilled revenues	(10,127)	(514)	1,239	—	—	—	(9,402)
Decrease (increase) in fuel oil stock	6,381	(685)	(9,209)	—	—	—	(3,513)
Increase in materials and supplies	(38)	(415)	(612)	—	—	—	(1,065)
Increase in regulatory assets	(6,518)	(708)	(646)	—	—	—	(7,872)
Decrease in accounts payable	(35,481)	(1,603)	(5,039)	—	—	—	(42,123)
Change in prepaid and accrued income and utility revenue taxes	(2,688)	270	2,658	—	—	—	240
Contributions to defined benefit pension and other postretirement benefit plans	(23,871)	(3,390)	(3,432)	—	—	—	(30,693)
Change in other assets and liabilities	4,712	1,143	1,287	—	3	2,170	9,315
Net cash provided by (used in) operating activities	(25,255)	9,033	(4,376)	(2)	—	(7,032)	(27,632)
Cash flows from investing activities:
Capital expenditures	(25,594)	(6,752)	(5,210)	—	—	—	(37,556)
Contributions in aid of construction	3,218	2,122	409	—	—	—	5,749
Advances from affiliate	—	150	12,500	—	—	(12,650)	—
Net cash provided by (used in) investing activities	(22,376)	(4,480)	7,699	—	—	(12,650)	(31,807)
Cash flows from financing activities:
Common stock dividends	(17,640)	(4,031)	(3,001)	—	—	7,032	(17,640)
Preferred stock dividends of HECO and subsidiaries	(270)	(134)	(95)	—	—	—	(499)
Net decrease in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	(12,650)	—	—	—	—	12,650	—
Other	(4)	—	—	—	—	—	(4)
Net cash used in financing activities	(30,564)	(4,165)	(3,096)	—	—	19,682	(18,143)
Net increase (decrease) in cash and cash equivalents	(78,195)	388	227	(2)	—	—	(77,582)
Cash and cash equivalents, beginning of period	121,019	1,229	594	89	5	—	122,936
Cash and cash equivalents, end of period	$42,824	1,617	821	87	5	—	$45,354

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and HECO’s Form 10-K for 2011 and should be read in conjunction with the 2011 annual consolidated financial statements of HEI and HECO and notes thereto included and incorporated by reference, respectively, in HEI’s and HECO’s Form 10-K for 2011, as well as the quarterly (as of and for the three months ended March 31, 2012) financial statements and notes thereto included in this Form 10-Q.

HEI Consolidated

RESULTS OF OPERATIONS

(in thousands, except per	Three months ended March 31%			Primary reason(s) for
share amounts)	2012	2011	change	significant change*
Revenues	$814,860	$710,633	15	Increase for the electric utility segment

Operating income	75,816	63,375	20	Increase for the electric utility and bank segments, partly offset by a decrease for the “other” segment

Net income for common stock	38,316	28,462	35	Higher operating income, lower “interest expense—other than on deposit liabilities and other bank borrowings” and higher AFUDC, partly offset by higher income taxes**

Basic earnings per common share	$0.40	$0.30	33	Higher net income, partly offset by higher weighted average shares outstanding

Weighted-average number of common shares outstanding	96,167	94,817	1	Issuances of shares under the HEI Dividend Reinvestment and Stock Purchase Plan and Company employee plans

*            Also, see segment discussions which follow.

**     The Company’s effective tax rates (combined federal and state) for the first quarters of 2012 and 2011 were 35% and 36%, respectively.

Dividends.  The payout ratios for the first quarter of 2012 and full year 2011 were 78% and 86%, respectively. HEI currently expects to maintain the dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation, including but not limited to the Company’s results of operations, the long-term prospects for the Company, and current and expected future economic conditions.

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

Hawaii’s tourism industry, a significant driver of Hawaii’s economy, continued to improve in the first quarter of 2012. State visitor arrivals grew by 7.8% in the first quarter of 2012 over the first quarter of 2011. State visitor expenditures also continued to grow, increasing by 12.5% in the first quarter of 2012 over the same period in 2011. (Note: Statistics excluded data for February 29, 2012 for comparative purposes.) Hotel occupancies and room rates remain higher for the first quarter of 2012 compared to the same period in 2011. The outlook for the visitor industry remains positive with the Hawaii Tourism Authority expecting a 7.5% increase in airline seat capacity in the second quarter of 2012.

Hawaii’s unemployment rate was 6.4% in March 2012, lower than the 6.6% in March 2011, and lower than the March 2012 national unemployment rate of 8.2%. Hawaii’s unemployment rate has slowly improved since October 2011 while the national unemployment rate fell to the lowest level since February 2009. Hawaii jobs continued to grow during the first three months of 2012, but not enough to reach 2008 levels.

For the first quarter of 2012 compared to the first quarter of 2011, the median sales price for single family residential homes on Oahu increased by 10.4%, but Oahu home sales decreased 1.3%. Also for the first quarter of

2012 compared to the first quarter of 2011, closed sales for Oahu condominiums fell 6.0% while median condominium prices were unchanged.

The price of a barrel of West Texas Intermediate (WTI) crude oil reached $113.93 on April 29, 2011, its highest level since 2008, but declined somewhat to average $103 per barrel in the first quarter of 2012. However, while mainland WTI U.S. prices declined below the April 2011 price, Hawaii’s petroleum product prices, which reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets, have remained high, due in part to the dramatic reduction in Japan’s nuclear production following the tragic earthquake and tsunami in March 2011. With the increased regional demand for oil, the utilities’ oil prices have remained high through the first quarter of 2012.

The Federal Open Market Committee (FOMC) held the federal funds rate target at 0 to 0.25% on March 13, 2012 based on the current moderate economic outlook and expectations of only temporary inflationary pressure from recent increases in oil and gasoline prices. The FOMC also expects the low federal funds rate to continue through late 2014, citing low rates of resource utilization and a subdued outlook for inflation. The FOMC continued its program, announced in September 2011, to extend the average maturity of the System Open Market Account portfolio to support a stronger economic recovery in a context of price stability.

Overall, Hawaii’s economy is expected to see only modest growth in 2012 and 2013 with local economic growth supported by moderate improvement in the U.S. economy and impeded by continued uncertainty in global economies.

Recent tax developments.  The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act (the 2010 Act) enacted at the end of 2010 contained major tax provisions which continue to impact the Company. Specifically the 50% and 100% bonus depreciation provisions for certain property result in an estimated net increase in federal tax depreciation of $153 million for 2011 and $116 million for 2012, primarily attributable to the utilities. In addition, the 2010 Act provided for a 2% reduction in the Social Security tax on employees for 2011. This 2% reduction in social security tax has been extended through the end of 2012.

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

On April 30, 2012, HEI and the IRS reached agreement on the adjustments proposed by the IRS in its examination of tax years 2007 to 2009, subject to final approval by the U.S. Congress Joint Committee on Taxation. The IRS accepted the Company’s repair deduction claimed in its 2009 income tax return.

Retirement benefits.  For the first quarter of 2012, the Company’s and HECO and its subsidiaries’ defined benefit retirement plans’ assets generated a gain, after investment management fees, of 9.2%. The market value of the defined benefit retirement plans’ assets of the Company as of March 31, 2012 was $1.1 billion (including $985 million for HECO and its subsidiaries) compared to $983 million at December 31, 2011 (including $893 million for HECO and its subsidiaries).

HEI and HECO and its subsidiaries estimate that the cash funding for their qualified defined benefit pension plans in 2012 will be about $2 million and $102 million, respectively, which is expected to fully satisfy the minimum required contribution, including requirements of the utilities’ pension tracking mechanisms and the plans’ funding policy. The increase in expected contributions is driven by the minimum funding requirements under the Pension Protection Act of 2006.

Commitments and contingencies.  See Note 9 of HEI’s “Notes to Consolidated Financial Statements.”

“Other” segment.

	Three months ended March 31%
(in thousands)	2012	2011	change	Primary reason(s) for significant change
Revenues	$(2)	$(15)	NM

Operating loss	(4,350)	(3,587)	NM	Higher administrative and general expenses

Net loss	(4,861)	(4,578)	NM	Higher operating loss, partly offset by lower interest expense

NM  Not meaningful.

The “other” business segment includes results of the stand-alone corporate operations of HEI and American Savings Holdings, Inc. (ASHI), both holding companies; HEI Properties, Inc., a company holding passive, venture capital investments; The Old Oahu Tug Service, Inc., a maritime freight transportation company that ceased operations in 1999; and Pacific Energy Conservation Services, Inc., a contract services company which provided windfarm operational and maintenance services to an affiliated electric utility until the windfarm was dismantled (dissolved in April 2011); as well as eliminations of intercompany transactions

FINANCIAL CONDITION

Liquidity and capital resources.  The Company believes that its ability to generate cash, both internally from electric utility and banking operations and externally from issuances of equity and debt securities, commercial paper and bank borrowings, is adequate to maintain sufficient liquidity to fund its contractual obligations and commercial commitments, its forecasted capital expenditures and investments, its expected retirement benefit plan contributions and other cash requirements for the foreseeable future.

The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	March 31, 2012		December 31, 2011

Short-term borrowings—other than bank	$156	5%	$69	2%
Long-term debt, net—other than bank	1,283	43	1,340	45
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	1,554	51	1,532	52
	$3,027	100%	$2,975	100%

HEI’s short-term borrowings and HEI’s line of credit facility were as follows:

	Three months ended March 31, 2012	Balance
(in millions)	Average balance	March 31, 2012	December 31, 2011
Short-term borrowings(1)
Commercial paper	$59	$71	$69
Line of credit draws	—	—	—
Undrawn capacity under HEI’s line of credit facility (expiring December 5, 2016)	125	125	125

(1)         This table does not include HECO’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources. At April 29, 2012, HEI had $68 million of outstanding commercial paper and its line of credit facility was undrawn.

HEI has a line of credit facility of $125 million (see Note 12 of HEI’s “Notes to Consolidated Financial Statements”). There are customary conditions which must be met in order to draw on it, including compliance with its covenants (such as covenants preventing HEI’s subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, HEI). In addition to customary defaults, HEI’s failure to maintain its financial ratios, as defined in the credit agreement, or meet other requirements may result in an event of default. For example, it is an event of default if HEI fails to maintain a nonconsolidated “Capitalization Ratio” (funded debt) of 50% or less (ratio of 19% as of March 31, 2012, as calculated under the credit agreement) and “Consolidated Net Worth” of at least $975 million (Net Worth of $1.6 billion as of March 31, 2012, as calculated under the credit agreement), or if HEI no longer owns HECO. The commitment fee and interest charges on drawn amounts under the credit agreement are subject to adjustment in the event of a change in HEI’s long-term credit ratings.

HEI raised $12 million through the issuance of approximately 0.5 million shares of common stock under the DRIP, the HEIRSP, ASB 401(k) Plan and other plans during the first quarter of 2012. From August 18, 2011 to January 8, 2012, HEI had been satisfying the requirements of the DRIP, HEIRSP, ASB 401(k) Plan and other plans through open market purchases of its common stock. On January 9, 2012, HEI began satisfying these requirements through new issuances of its common stock.

On March 24, 2011, HEI issued $125 million of Senior Notes via a private placement ($75 million of 4.41% notes due March 24, 2016 and $50 million of 5.67% notes due March 24, 2021). HEI used part of the net proceeds from the issuance of the Senior Notes to pay down commercial paper (originally issued to refinance $50 million of 4.23% medium-term notes that matured on March 15, 2011) and ultimately used the remaining proceeds to refinance part of the $100 million of 6.141% medium-term notes that matured on August 15, 2011. The Senior Notes contain customary representation and warranties, affirmative and negative covenants, and events of default (the occurrence of which may result in some or all of the notes then outstanding becoming immediately due and payable) and provisions requiring the maintenance by HEI of certain financial ratios generally consistent with those in HEI’s revolving noncollateralized credit agreement, expiring on May 7, 2013. For example, it is an event of default if HEI fails to maintain an unconsolidated “Capitalization Ratio” (funded debt) of 50% or less (ratio of 19% as of March 31, 2012, as calculated under the agreement) or “Consolidated Net Worth” of at least $975 million (Net Worth of $1.6 billion as of March 31, 2012, as calculated under the agreement).

For the first quarter of 2012, net cash used by operating activities of consolidated HEI was $16 million. Net cash used by investing activities for the same period was $81 million, primarily due to net increases in ASB’s loans held for investment, HECO’s consolidated capital expenditures and a net increase in ASB’s investment and mortgage-related securities. Net cash provided by financing activities during this period was $63 million as a result of several factors, including net increases in short-term borrowings and deposit liabilities and proceeds from the issuance of common stock under HEI plans, partly offset by repayments of long-term debt and the payment of common stock dividends. Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), HECO’s periodic short-term borrowings from HEI (and related interest) and the payment of dividends to HEI, the electric utility and bank segments are largely autonomous in their operating, investing and financing activities. (See the electric utility and bank segments’ discussions of their cash flows in their respective “Financial condition—Liquidity and capital resources” sections below.) During the first quarter of 2012, HECO and ASB paid dividends to HEI of $18 million and $10 million, respectively.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The Company’s results of operations and financial condition can be affected by numerous factors, many of which are beyond the Company’s control and could cause future results of operations to differ materially from historical results. For information about certain of these factors, see pages 50 to 51, 66 to 69, and 79 to 81 of HEI’s MD&A included in Part II, Item 7 of HEI’s 2011 Form 10-K.

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

For information about these material estimates and critical accounting policies, see pages 51 to 52, 69 to 70, and 81 to 82 of HEI’s MD&A included in Part II, Item 7 of HEI’s 2011 Form 10-K.

Following are discussions of the results of operations, liquidity and capital resources of the electric utility and bank segments.

Electric utility

RESULTS OF OPERATIONS

Utility strategic progress.  In 2011 and the first quarter of 2012, the utilities continued to make significant progress in implementing their clean energy strategies and the PUC issued several important regulatory decisions, all of which are key steps to support Hawaii’s efforts to reduce its dependence on oil. Included in the PUC decisions were a number of interim and final rate case decisions (see table in “Most recent rate proceedings” below). Additional PUC decisions are needed that will allow the utilities to recover their increasing expenditures for clean energy and reliability on a more timely basis.

Regulatory.  With PUC approval, decoupling was implemented by HECO on March 1, 2011, by HELCO on April 9, 2012 and by MECO on May 4, 2012. Decoupling is a regulatory model that is intended to facilitate meeting the State’s goals to transition to a clean energy economy and achieve an aggressive renewable portfolio standard. The decoupling model implemented in Hawaii delinks revenues from sales and includes annual revenue adjustments for O&M expenses and rate base additions. The decoupling mechanism has three components: (1) a sales decoupling component via a revenue balancing account (RBA), (2) a revenue escalation component via a revenue adjustment mechanism (RAM) and (3) an earnings sharing mechanism, which would provide for a reduction of revenues between rate cases in the event the utility exceeds the return on average common equity (ROACE) allowed in its most recent rate case. Decoupling provides for more timely cost recovery and earning on investments. The implementation of decoupling has resulted in an improvement in HECO’s under-earning situation that has existed over the last several years. Prior to and during the transition to decoupling, however, the utilities’ returns have been well below PUC-allowed returns.

Under decoupling, the most significant drivers for improving earnings are:

1.               spending within PUC approved amounts for major projects and completing projects on schedule;

2.               managing O&M expenses relative to authorized O&M adjustments, especially during periods of increasing demand; and

3.               regulatory outcomes that cover O&M requirements and rate base items not included in the RAMs.

Critical to improving earnings are the issuance of an interim decision in MECO’s 2012 test year rate case and the outcome of the regulatory audits to be conducted on certain major projects. See “Major projects” in Note 5 to HECO’s “Notes to Consolidated Financial Statements” for a discussion of the regulatory audits ordered by the PUC.

Future earnings growth is also dependent on rate base growth. The utilities’ five-year 2012-2016 forecast reflects net capital expenditures of $3.0 billion and a compounded annual rate base growth rate of approximately 7% to 9%. Many of the major initiatives within this forecast are expected to be completed beyond the 5-year period. Major initiatives which comprise approximately 40% of the 5-year plan include projects relating to: (1) environmental compliance; (2) fuel infrastructure investments; (3) new generation; and (4) infrastructure investments to integrate more energy from renewables into the system. Estimates for these initiatives could change with time, based on external factors such as the timing and technical requirements for environmental compliance.

Actual and PUC-allowed returns were as follows:

%	Return on average rate base (RORB)*			ROACE**
Twelve months ended March 31, 2012	HECO	HELCO	MECO	HECO	HELCO	MECO
Utility returns	7.42	8.81	6.15	7.7	9.6	6.4
PUC-allowed returns	8.11	8.59	8.43	10.0	10.5	10.5
Difference	(0.69)	0.22	(2.28)	(2.3)	(0.9)	(4.1)

*                 Based on recorded operating income and average rate base, both adjusted for items not included in determining electric rates.

**          Recorded net income divided by average common equity.

The ROACE gap is expected to continue as a result of disallowed expenses and the timing of general rate case decisions or, in non-rate case years, the effective date of the revenue adjustment mechanism (RAM) adjustment. In addition, HECO’s Customer Information System (CIS) is scheduled to go into service in the second quarter of 2012. While HECO (and not HELCO or MECO) may continue to defer the project costs until the completion of the regulatory audit, carrying charges are accrued only at HECO’s debt rate, similar to the $32 million of the CIP CT-1 costs that are subject to a regulatory audit.

Decoupling implementation.  Effective March 1, 2011, as part of the decoupling implementation, HECO established the RBA and started recording the difference between target revenues from its HECO 2009 rate case and actual revenues. Beginning June 1, 2011, HECO began accruing and collecting 2011 RAM revenues of $15 million annually, or $1.3 million per month, which was superseded on July 26, 2011 by the implementation of interim rates in HECO’s 2011 general rate case. The HECO 2011 rate case interim D&O reset target revenues, O&M expenses and rate base for the decoupling mechanisms until a final D&O is issued. Under the decoupling tariff order, in future non-rate case years, HECO will accrue and collect 7/12ths of the annual RAM adjusted revenues in one year and the remaining 5/12ths in the following year. HECO had expected to be able to accrue RAM-adjusted revenues from January 1 of each RAM period. On March 30, 2012, HECO submitted its annual decoupling filing to reflect a RAM adjustment for 2012 of $7.6 million ($3.7 million for O&M costs and $3.9 million for invested capital). The filing also includes the collection of the accrued RBA balance as of December 31, 2011 and associated revenue taxes of $22.7 million. The tariff rate to recover the RAM and the RBA balance will be effective June 1, 2012 through May 31, 2013, unless the PUC suspends the tariff.

HELCO and MECO began tracking the target revenues and actual recorded revenues via RBAs on April 9, 2012 and May 4, 2012, respectively, when their 2010 test year final rates went into effect.

On April 11, 2012 (revised April 18, 2012), HELCO submitted a proposed tariff for its annual RAM for 2011 and 2012, reflecting a revenue adjustment that will result in a reduction in annual revenues of $2.1 million effective June 18, 2012 to May 31, 2013, unless the PUC suspends the tariff.

See “Economic conditions” in the “HEI Consolidated” section above.

Results — three months ended March 31, 2012 vs. three months ended March 31, 2011.

Three months ended March 31
2012	2011	Increase (decrease)	(in millions)
$750	$645	$105	Revenues. Increase largely due to:
		$108	Higher fuel prices
		12	Rate increase granted to HECO for the 2011 test year
		(4)	Lower KWH sales at HELCO and MECO

328	261	67	Fuel oil expense. Increase largely due to higher fuel costs, partly offset by less KWHs generated

165	148	17	Purchased power expense. Increase largely due to higher purchased energy costs, partly offset by less KWHs purchased

92	95	(3)	“Other operation” and maintenance expenses. Decrease largely due to:
		(4)	Increase in capitalization of administrative costs, which lowered administrative and general expenses
		(2)	Regulatory decision allowing reversal of previously expensed Customer Information System (CIS) and Interisland Renewable Energy Network costs
		3	Increase in general liability reserve for an environmental matter

108	96	12	Other expenses. Increase largely due to higher taxes other than income taxes primarily resulting from higher revenue

57	45	12	Operating income. Increase largely due to the interim rate increase for HECO.

27	19	8	Net income for common stock. Increase largely due to:
		7	Interim rate increase
		(1)	Lower KWH sales at HELCO and MECO net of energy cost savings
		1	Lower O&M expense
		1	Higher AFUDC

2,251	2,350	(99)	Kilowatthour sales (millions)
67.2	68.1	(0.9)	Wet-bulb temperature (Oahu average; degrees Fahrenheit)
861	920	(59)	Cooling degree days (Oahu)
$134.37	$101.03	$33.34	Average fuel oil cost per barrel
447,407	445,151	2,256	Customer accounts (end of period)

Note:  The electric utilities had effective tax rates for the first quarters of 2012 and 2011 of 39% and 37%, respectively.

Most recent rate proceedings.  The electric utilities initiate PUC proceedings (currently, every third year) to request electric rate increases to cover rising operating costs and the cost of plant and equipment, including the cost of new capital projects to maintain and improve service reliability. The PUC may grant an interim increase within 10 to 11 months following the filing of an application, but there is no guarantee of such an interim increase and interim amounts collected are refundable, with interest, to the extent they exceed the amount approved in the PUC’s final D&O. The timing and amount of any final increase is determined at the discretion of the PUC. The adoption of revenue, expense, rate base and cost of capital amounts (including the ROACE and RORB) for purposes of an interim rate increase does not commit the PUC to accept any such amounts in its final D&O.

The following table summarizes certain details of each utility’s most recent rate cases, including the details of the increases requested, whether the utility and the Consumer Advocate reached a settlement that they proposed to the PUC, the details of any granted interim and final PUC D&O increases, and whether an interim or final PUC D&O remains pending.

Test year (dollars in millions)	Date (applied/ implemented)	Amount	% over rates in effect	ROACE (%)	RORB (%)	Rate base	Common equity %	Stipulated agreement reached with Consumer Advocate	Reflects decoupling

HECO
2007
Request	12/22/06	$99.6	7.1	11.25	8.92	$1,214	55.10	Yes	No
Interim increase	10/22/07	70.0	5.0	10.70	8.62	1,158	55.10		No
Interim increase (adjusted)	6/20/08	77.9	5.6	10.70	8.62	1,158	55.10		No
Final increase	3/1/11	77.5	5.5	10.70	8.62	1,158	55.10		No
2009
Request (1)	7/3/08	$97.0	5.2	11.25	8.81	$1,408	54.30	Yes	No
Interim increase	8/3/09	61.1	4.7	10.50	8.45	1,169	55.81		No
Interim increase (adjusted)	2/20/10	73.8	5.7	10.50	8.45	1,251	55.81		No
Final increase (2)	3/1/11	66.4	5.1	10.00	8.16	1,250	55.81		Yes
2011 (3)
Request	7/30/10	$113.5	6.6	10.75	8.54	$1,569	56.29	Yes	Yes
Interim increase	7/26/11	53.2	3.1	10.00	8.11	1,354	56.29		Yes
Interim increase (adjusted)	4/2/12	58.2	3.4	10.00	8.11	1,385	56.29		Yes
Interim increase (adjusted) (4)	Pending	58.8	3.4	10.00	8.11	1,386	56.29		Yes
Final increase	Pending
HELCO
2006
Request	5/5/06	$29.9	9.2	11.25	8.65	$369	50.83	Yes	No
Interim increase	4/5/07	24.6	7.6	10.70	8.33	357	51.19		No
Final increase (5)	1/14/11	24.6	7.6	10.70	8.33	357	51.19		No
2010
Request (6)	12/9/09	$20.9	6.0	10.75	8.73	$487	55.91	Yes	Yes
Interim increase	1/14/11	6.0	1.7	10.50	8.59	465	55.91		No
Interim increase (adjusted)	1/1/12	5.2	1.5	10.50	8.59	465	55.91		No
Final increase (6)	4/9/12	4.5	1.3	10.00	8.31	465	55.91		Yes
MECO
2007
Request	2/23/07	$19.0	5.3	11.25	8.98	$386	54.89	Yes	No
Interim increase	12/21/07	13.2	3.7	10.70	8.67	383	54.89		No
Final increase	1/12/11	13.2	3.7	10.70	8.67	383	54.89		No
2010 (7)
Request	9/30/09	$28.2	9.7	10.75	8.57	$390	56.86	Yes	Yes
Interim increase	8/1/10	10.3	3.3	10.50	8.43	387	56.86		No
Interim increase (adjusted)	1/12/11	8.5	2.7	10.50	8.43	387	56.86		No
Final increase	5/4/12	4.7	1.5	10.00	8.15	387	56.86		Yes
2012
Request (8)	7/22/11	$27.5	6.7	11.00	8.72	$393	56.85	Yes	Yes

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

(4)                                  Increase to be effective May 21, 2012.

(5)                                  A participant in the rate case proceeding filed an appeal of the final D&O. Subsequently, the Intermediate Court of Appeals affirmed the PUC’s final D&O.

(6)                                  HELCO’s request was primarily to cover investments for system upgrade projects, two major transmission line upgrades and increasing O&M expenses. On February 8, 2012, the PUC issued a final D&O, which reflected the approval of decoupling and cost-recovery mechanisms. Implementation of final rates is subject to PUC review and approval. See discussion below.

(7)                                  MECO’s interim increase, effective August 1, 2010, was based on a stipulated agreement reached with the Consumer Advocate and temporary approval of new depreciation rates and methodology in a separate depreciation proceeding. The adjustment to this increase, effective January 12, 2011, reflects the final rates from MECO’s 2007 test year rate case.

(8)                                  On February 13, 2012, the PUC issued an order instructing MECO and the Consumer Advocate to submit a revised stipulated agreement by March 15, 2012 to provide them the opportunity to incorporate the applicable rulings and decisions in D&Os issued in related proceedings since the first stipulation was filed, including the final decoupling D&O, the final D&Os in the MECO 2007, HECO 2009, and HELCO 2010 test year rate cases (including the findings related to ROACE with the implementation of decoupling), the interim D&O in the HECO 2011 test year rate case and the final D&O in MECO’s depreciation proceeding. MECO’s request is required to pay for O&M expenses and additional investments in plant and equipment required to maintain and improve system reliability and to cover the increased costs to support the integration of more renewable energy generation. The request is for an increase over rates currently in effect. MECO’s electric rates currently in effect include the $8.5 million annual interim rate increase granted in the 2010 test year rate case, which is subject to a final D&O and subject to refund with interest if the final D&O provides for a lesser increase. The Consumer Advocate filed its direct testimony in February 2012 and proposed an increase of $9.6 million, based on a ROACE of 9%, a RORB of 7.59% and an average rate base of $397 million.

HECO 2011 test year rate case. On July 22, 2011, the PUC issued an interim D&O in HECO’s 2011 test year rate case, effective July 26, 2011, granting a total annual interim increase of $53.2 million, or 3.1%, or an increase of $38.2 million in annual revenues, or 2.2%, net of the $15 million of revenues currently being recovered through the decoupling Revenue Adjustment Mechanism (RAM). The interim increase reflected the new depreciation rates and methods approved by the PUC in a separate proceeding, which resulted in a $2 million decrease in depreciation expense effective with interim rates to the end of 2011. The PUC did not approve the portion of the settlement agreement allowing deferral of certain costs and HECO filed a motion for clarification and/or partial reconsideration of the interim D&O’s findings and conclusions on the deferral of costs.

On November 30, 2011, HECO, the Consumer Advocate and the Department of Defense (parties in the proceeding) filed a joint motion requesting a net reduction of $512,000 to the interim increase due to certain modifications to the test year composite income tax rate, and DSM and regulatory commission expenses. On March 13, 2012, the PUC approved the motion. On April 20, 2012, HECO filed proposed tariffs to refund $367,500 (which includes interest) to customers for this reduction going back to the July 26, 2011 effective date of the interim increase.

On February 24, 2012, the PUC issued an order which approved in part and denied in part HECO’s motion for partial reconsideration:

(1)          With respect to interisland wind project support costs, the PUC granted HECO’s request to defer the costs for outside contract services retained to support and conduct the request for proposals to provide 200 MW or more of renewable energy for Oahu, but limited the amount to be deferred to $2,850,000 per year for three years. HECO is also allowed to accrue a carrying charge on these deferred costs at the annual short term debt rate of 1.75%. The deferred costs and associated carrying charges will be amortized over three years beginning with the effective date of the interim rates in HECO’s next general rate case. HECO’s next scheduled rate case will be based on a 2014 test year.

(2)          With respect to Enterprise Resource Planning/Enterprise Asset Management (ERP/EAM) system evaluation costs, the PUC denied HECO’s request to defer consultant expenses related to the ERP/EAM system evaluation and software and system integrator selection process, but allowed HECO to include $552,000 in its 2011 test year expenses for such costs.

(3)          With respect to operation and maintenance (O&M) expenses related to the Customer Information System (CIS) project, the PUC granted HECO’s request to defer CIS project O&M expenses (limited to $2,258,000 per year in 2011 and 2012 under the settlement agreement) that are to be subject to a regulatory audit of project costs, and allowed HECO to accrue an allowance for funds used during construction on these deferred costs until the completion of the regulatory audit.

The PUC’s order allowing deferral of costs and carrying charges is effective retroactively from the date of the interim D&O (July 22, 2011).

As a result of the order, HECO reflected in the first quarter of 2012, the deferral of $2.3 million ($1.4 million for the interisland wind project support costs and $0.9 million for CIS project O&M expenses) incurred from July 22, 2011 through December 31, 2011 that were previously expensed and will also defer any 2012 costs incurred up to the limitations stated in the order.

On February 3, 2012, the parties signed a settlement agreement, subject to PUC approval, regarding the EOTP Phase 1 project costs. The parties agreed that, in lieu of a regulatory audit, HECO would write-off $9.5 million of gross plant in-service costs associated with EOTP Phase 1, and associated adjustments in the accumulated depreciation, deferred depreciation expense, accumulated deferred income taxes, unamortized state investment tax credits and carrying charges. The settlement agreement resulted in an after-tax charge to net income in the fourth quarter of 2011 of approximately $6 million. The parties agreed to stipulate, subject to PUC approval, to an additional annual interim increase of $5 million to be effective March 1, 2012, based on additional revenue requirements reflecting all remaining EOTP costs not previously included in rates and offset by other minor adjustments to the interim increase that became effective on July 26, 2011.

On March 29, 2012, the PUC approved the settlement agreement, and ordered that the interim increase for HECO’s 2011 test year rate case be adjusted by $5 million. The PUC also ordered that the regulatory audit for EOTP Phase 1 will not be conducted. HECO submitted a revised tariff to reflect an increase in the interim increase effective April 2, 2012.

On April 20, 2012, HECO requested an adjustment of $607,000 (i.e., $552,000 grossed up for revenue taxes) to its interim increase to include the ERP/EAM system evaluation costs in its 2011 test year expenses. HECO has submitted a tariff to reflect an increase in interim increase effective May 21, 2012 for PUC approval.

Management cannot predict or provide any assurances on the timing or ultimate outcome of HECO’s 2011 test year rate case proceeding or the regulatory audit proceeding.

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

On April 4, 2012, the PUC issued an order, approving the revised revenue requirements and tariffs implementing the final D&O. On April 9, 2012, the revised tariffs became effective and HELCO implemented the decoupling mechanism. HELCO began tracking the target revenues and actual recorded revenues via a revenue balancing account, reset the heat rates (by fuel type) to reflect the current complement of HELCO units, and implemented heat rate deadbands and the PPAC, which provides a surcharge mechanism that more closely aligns cost recovery with costs incurred. The revised tariffs reflect a lower increase in annual revenue requirements of $4.5 million, compared to the interim increase of $5.2 million. Since the lower revenue requirements are due to factors that became effective concurrently with the revised tariffs (lower depreciation rates and lower ROACE), no refund to customers is required.

	Interim D&O 1/14/2011	Final D&O 4/4/2012
Revenue increase	$5.2 million* (1.5% increase)	$4.5 million (1.3% increase)
Depreciation and amortization expenses	$31.7 million	$31.3 million
ROACE (%)	10.50%	10.0%**
Common equity capitalization (%)	55.91%	55.91%
RORB (%)	8.59%	8.31%
Average rate base amount	$465 million	$465 million

*	Adjusted from $6.0 million to $5.2 million on January 1, 2012 as required under the interim D&O.
**	Reflects decoupling and other cost-recovery mechanisms.

HELCO Notice of Intent.  On May 1, 2012, HELCO filed a Notice of Intent to file an application for a general rate increase on or after July 2, 2012, using a 2013 test year.

MECO 2010 test year rate case.  On February 13, 2012, the PUC issued an order instructing MECO and the Consumer Advocate to submit a revised stipulated agreement in MECO’s 2010 test year rate case proceeding to provide them the opportunity to incorporate the applicable rulings and decisions in D&Os issued in related proceedings since the first stipulation in that rate case was filed in June 2010, including the final decoupling D&O, the final D&Os in the MECO 2007, HECO 2009 and HELCO 2010 test year rate cases (including the findings related to ROACE with the implementation of decoupling), the interim D&O in the HECO 2011 test year rate case and the final D&O in MECO’s depreciation proceeding.

On March 29, 2012, MECO and the Consumer Advocate (the parties) executed and filed an updated agreement on all material issues in MECO’s 2010 test year rate case proceeding. On May 2, 2012, the PUC issued a final D&O, which approved the updated agreement. On May 4, 2012, the tariffs implementing the D&O became effective and MECO implemented the decoupling mechanism approved by the PUC in a separate decoupling proceeding. MECO also began tracking the target revenues and actual recorded revenues via an RBA, reset the heat rates and implemented heat rate deadbands. The revised tariffs include the implementation of the purchase power adjustment clause, which allows MECO to recover non-energy purchased power expense through a surcharge mechanism rather than through base rates as currently recovered.

The tariffs that became effective on May 4, 2012, reflect a lower increase in annual revenue requirements than the interim increase previously in effect. Since the lower revenue increase is due to factors that became effective concurrently with the effective date of the revised increase (lower depreciation rates and lower ROACE to reflect decoupling and other cost-recovery mechanisms), no refund to customers is required.

MECO 2012 test year rate case.  On April 20, 2012, MECO and the Consumer Advocate (the parties) executed and filed an agreement covering all of the issues in MECO’s 2012 test year rate case proceeding. The agreement is subject to approval by the PUC, which may accept or reject the agreement in part or in full. If the PUC does not accept the material terms of the agreement, any (and all) of the parties may withdraw from the agreement and pursue their respective positions in the proceeding without prejudice.

The settlement agreement represents a negotiated compromise of the parties’ respective positions. A comparison of the settlement agreement and MECO’s requested increase in its application for a general rate increase filed on July 22, 2011 is as follows:

	Application 7/22/11	Settlement Agreement
Request amount	$27.5 million (6.7% increase)	$14.9 million (3.6% increase)
ROACE (%)	11.00%	10.0%
Common equity capitalization (%)	56.85%	56.86%
RORB (%)	8.72%	7.91%
Average rate base amount	$393 million	$393 million

The 46% reduction in “Request amount” was comprised as follows:

(in millions)
Reduction items
Reduction in ROACE to 10%	$4.0
Agreement to allow deferral and recovery of certain costs via surcharge mechanism or future rate case	2.8
Reduction in operations and maintenance expense	3.8
Reduction in cost of debt	1.7
Other settled items	0.3
Total reduction	$12.6

The 10% ROACE included in the settlement agreement assumes the implementation of decoupling (consistent with the ROACE allowed in other rate case decisions reflecting decoupling), which is expected to be effective for MECO upon the earlier approval of final rates from its 2010 rate case or interim rates from the 2012 rate case.

The requested increase in revenues is primarily to pay for the cost of improvements to integrate additional renewable energy and improve the reliability of service for MECO’s Maui, Lanai and Molokai customers.

On May 3, 2012, the PUC requested that MECO adjust the settlement agreement to reflect the final D&O issued in the MECO 2010 test year rate case.

The current stipulated schedule approved by the PUC contemplates the issuance of an interim D&O by May 22, 2012. However, management cannot predict or provide any assurances concerning the timing or amount of any interim decision in, or the ultimate outcome of MECO’s 2012 test year rate case proceeding.

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

•                  In February 2011, the PUC opened dockets related to MECO’s and HECO’s plans to proceed with competitive bidding processes to acquire up to approximately 50 MW and 300 MW, respectively, of new, renewable firm dispatchable capacity generation resources, with the initial increments expected to come on line in the 2015 and 2017 timeframes, respectively.

•                  In July 2011, the PUC directed HECO to submit a draft RFP for the PUC’s consideration for a competitive bidding process for 200 MW or more of renewable energy to be delivered to, or to be sited on, the island of Oahu. In October 2011, HECO filed a draft RFP with the PUC.

•                  In August 2011, HECO signed a 20-year contract, subject to PUC approval, with Hawaii BioEnergy to supply 10 million gallons per year of biocrude at Kahe Power Plant with initial consumption to begin as early as 2015. In 2011, HECO also signed other contracts, subject to PUC approval, for lesser amounts of biocrude and for biodiesel for testing or operations.

•                  In May 2012, the PUC opened a docket for HELCO to acquire up to 50 MW of dispatchable renewable geothermal firm capacity generation on the island of Hawaii through a competitive procurement process.

Legislation.  In April 2012, a Hawaii law was enacted which provides that all purchased power costs arising out of power purchase agreements that have been approved by the PUC and are binding obligations on the electric utility, shall be allowed to be recovered by the utility from its customers through one or more surcharges, which shall be established by the PUC.

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

HECO’s consolidated capital structure was as follows:

(dollars in millions)	March 31, 2012		December 31, 2011
Short-term borrowings	$85	3%	$—	—%
Long-term debt, net	1,001	40	1,058	44
Preferred stock	34	1	34	1
Common stock equity	1,415	56	1,406	55
	$2,535	100%	$2,498	100%

HECO’s short-term borrowings (other than from HELCO and MECO) and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Three months ended March 31, 2012	March 31, 2012	December 31, 2011
Short-term borrowings(1)
Commercial paper	$10	$85	$—
Line of credit draws	—	—	—
Borrowings from HEI	—	—	—
Undrawn capacity under line of credit facility (expiring December 5, 2016)	175	175	175

(1)

The maximum amount of external short-term borrowings during the first quarter of 2012 was $85 million. At March 31, 2012, HECO had $36 million and $4 million of short-term borrowings from HELCO and MECO, respectively, which borrowings are eliminated in consolidation. At April 29, 2012, HECO had no outstanding commercial paper, its line of credit facility was undrawn, it had no borrowings from HEI or MECO, and it had borrowings of $41 million from HELCO.

HECO has a line of credit facility of $175 million (see Note 8 of HECO’s “Notes to Consolidated Financial Statements”). There are customary conditions that must be met in order to draw on it, including compliance with several covenants (such as covenants preventing its subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, HECO, and restricting its ability as well as the ability of any of its subsidiaries to guarantee additional indebtedness of the subsidiaries if such additional debt would cause the subsidiary’s “Consolidated Subsidiary Funded Debt to Capitalization Ratio” to exceed 65% (ratio of 41% for HELCO and 41% for MECO as of March 31, 2012, as calculated under the credit agreement)). In addition to customary defaults, HECO’s failure to maintain its financial ratios, as defined in its credit agreement, or meet other requirements may result in an event of default. For example, under the credit agreement, it is an event of default if HECO fails to maintain a “Consolidated Capitalization Ratio” (equity) of at least 35% (ratio of 56% as of March 31, 2012, as calculated under the credit agreement), or if HECO is no longer owned by HEI.

On November 1, 2011, the PUC authorized HECO, HELCO and MECO to issue up to $150 million, $10 million and $10 million, respectively, in one or more registered public offerings or private placements of unsecured obligations bearing taxable interest, on or before December 31, 2012. On December 22, 2011, the PUC authorized HECO, HELCO and MECO to issue up to $217 million, $34 million and $60 million, respectively, in one or more registered public offerings and/or private placements of unsecured taxable debt obligations and/or refunding SPRBs through December 31, 2012 to refinance certain series of outstanding SPRBs. The PUC also approved the use of an expedited approval procedure for the approval of additional financings or refinancings by HECO, HELCO and MECO during 2013 through 2015, subject to certain conditions.

On April 19, 2012, HECO, MECO and HELCO issued through a private placement taxable unsecured senior notes (the HECO Notes, MECO Notes and HELCO Notes, and together, the Notes) in the aggregate principal amounts of $327 million, $59 million and $31 million, respectively. See Note 10 of HECO’s “Notes to Consolidated Financial Statements.”

Operating activities used $11 million in net cash during the first three months of 2012. Investing activities for the same period used net cash of $41 million for capital expenditures, net of contributions in aid of construction. Financing activities for the same period provided net cash of $9 million, primarily due the increase in short-term borrowings, partly offset by repayment of long-term debt and payment of $19 million of common and preferred dividends.

Bank

RESULTS OF OPERATIONS

	Three months ended March 31%
(in thousands)	2012	2011	change	Primary reason(s) for significant change
Revenues	$65,252	$65,313	—	Lower interest income primarily due to lower yields on earning assets as a result of the lower interest rate environment was offset by higher gain on sale of loans

Operating income	22,912	21,754	5	Lower provision for loan losses

Net income	15,877	13,851	15	Higher operating income and lower income tax expense

See Note 4 of HEI’s “Notes to Consolidated Financial Statements” and “Economic conditions” in the “HEI Consolidated” section above.

Management is working to grow its bank franchise in Hawaii and remains focused on maintaining ASB as a high performing community bank with a targeted return on assets of 1.15%-1.2%, net interest margin near 4% and an efficiency ratio in the mid-50s. Despite the revenue pressures across the banking industry, management expects ASB’s low-cost funding base, reduced cost structure and lower-risk profile to continue to deliver strong performance compared to industry peers.

For the three months ended March 31, 2012, ASB reported a strong 1.29% return on assets, net interest margin of 4.04% and 56% efficiency ratio.

Results — three months ended March 31, 2012 vs. three months ended March 31, 2011.

Increase (decrease)	(in millions)
$ —

Net interest income before provision for loan losses. Higher average earning asset balances and lower funding costs were offset by lower yields on earning assets. ASB’s average loan portfolio balance for the three months ended March 31, 2012 was $150 million higher than the 2011 average loan portfolio balance for the same period as the average commercial markets, home equity lines of credit and commercial real estate loan balances increased by $145 million, $119 million and $52 million, respectively. ASB targeted these loan types because of their shorter duration and/or variable rates. Despite a $70 million increase in residential loan production, the average residential loan portfolio decreased by $153 million in connection with ASB’s long-term strategy to manage interest rate risk and position ASB to benefit when interest rates rise. The loan portfolio yield was impacted by the low interest rate environment as new loan production yields were lower than the average portfolio yield and the shift in mix of the loan portfolio. The average investment and mortgage-related securities portfolio balance decreased by $64 million as ASB experienced higher prepayments on the portfolio and funded higher loan originations. Average deposit balances for the three months ended March 31, 2012 increased by $106 million compared to average balances for the same period in 2011 due to an increase in core deposits of $210 million, partly offset by a decrease in term certificates of $104 million. The other borrowings average balance decreased by $5 million due to the payoff of a maturing FHLB advance.

(1)

Provision for loan loss. Decrease primarily due to lower net charge-offs, lower loss reserves for the residential land portfolio due to the contraction of the portfolio and improved credit quality associated with the modest recovery in Hawaii’s economy.

1	Noninterest income. Higher gain on sale of loans as more residential loans were sold in order to manage interest rate risk

—	Noninterest expense. Higher compensation and employee benefits expense was largely offset by a reversal of interest expense for an uncertain tax position

2	Net income. Increase largely due to:
1	Lower provision for loan losses
1	Higher noninterest income

Average balance sheet and net interest margin.  The following tables set forth average balances, together with interest earned and accrued, and resulting yields and costs:

Three months ended March 31	2012			2011
(dollars in thousands)	Average balance	Interest	Average rate (%)	Average balance	Interest	Average rate (%)
Assets:
Other investments (1)	$251,615	$97	0.15	$236,045	$86	0.15
Investment and mortgage-related securities	595,072	3,879	2.61	659,326	3,809	2.31
Loans receivable (2)	3,696,068	44,888	4.87	3,546,322	46,097	5.22
Total interest-earning assets(3)	4,542,755	48,864	4.31	4,441,693	49,992	4.52
Allowance for loan losses	(38,187)			(39,827)
Non-interest-earning assets	432,600			416,309
Total assets	$4,937,168			$4,818,175
Liabilities and shareholder’s equity:
Interest-bearing demand and savings deposits	$2,554,060	$461	0.07	$2,460,794	$704	0.12
Time certificates	541,330	1,318	0.98	645,356	1,889	1.19
Total interest-bearing deposits	3,095,390	1,779	0.23	3,106,150	2,593	0.34
Other borrowings	237,326	1,261	2.10	242,385	1,367	2.26
Total interest-bearing liabilities	3,332,716	3,040	0.36	3,348,535	3,960	0.48
Non-interest bearing liabilities:
Deposits	1,000,099			883,635
Other	110,913			91,517
Total liabilities	4,443,728	3,040	0.28	4,323,687	3,960	0.38
Shareholder’s equity	493,440			494,488
Total liabilities and shareholder’s equity	$4,937,168			$4,818,175
Net interest income		$45,824			$46,032
Net interest margin (%) (4)			4.04			4.16

(1)	Includes federal funds sold, interest bearing deposits and stock in the FHLB of Seattle.
(2)

Includes loan fees of $1.1 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans, includes nonaccrual loans.

(3)

Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $0.2 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

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

Loan portfolio.  ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. The composition of ASB’s loan portfolio was as follows:

	March 31, 2012		December 31, 2011
(dollars in thousands)	Balance	% of total	Balance	% of total
Real estate loans:
Residential 1-4 family	$1,895,442	50.9	$1,926,774	52.2
Commercial real estate	351,716	9.4	331,931	9.0
Home equity line of credit	562,386	15.1	535,481	14.5
Residential land	39,025	1.1	45,392	1.2
Commercial construction	47,850	1.3	41,950	1.1
Residential construction	3,082	0.1	3,327	0.1
Total real estate loans, net	2,899,501	77.9	2,884,855	78.1

Commercial loans	727,292	19.5	716,427	19.4
Consumer loans	97,262	2.6	93,253	2.5
	3,724,055	100.0	3,694,535	100.0
Less: Deferred fees and discounts	(12,820)		(13,811)
Allowance for loan losses	(38,834)		(37,906)
Total loans, net	$3,672,401		$3,642,818

The increase in the total loan portfolio during the first quarter of 2012 was primarily due to an increase in ASB’s home equity lines of credit, commercial real estate and commercial loan portfolios.

Loan portfolio risk elements.  See Note 4 of HEI’s “Notes to Consolidated Financial Statements.”

Investment and mortgage-related securities.  ASB’s investment portfolio was comprised as follows:

	March 31, 2012	December 31,2011
Federal agency obligations	33%	35%
Mortgage-related securities — FNMA, FHLMC and GNMA	57	55
Municipal bonds	10	10
	100%	100%

Principal and interest on mortgage-related securities issued by Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA) are guaranteed by the issuer, and the securities carry implied AA+ ratings.

Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Core deposits continue to be strong, as depositors remain risk adverse. Advances from the FHLB of Seattle and securities sold under agreements to repurchase continue to be additional sources of funds. Advances from the FHLB of Seattle declined $15 million from March 31, 2011 to March 31, 2012 due to the payoff of a maturing advance in the fourth quarter of 2011. As of March 31, 2012 and December 31, 2011, ASB’s costing liabilities consisted of 95% deposits and 5% other borrowings. The weighted average cost of deposits for the three months ended March 31, 2012 was 0.17%, compared to 0.26% for the three months ended March 31, 2011 and 0.18% for 2011.

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

Although higher long-term interest rates or other conditions in credit markets (such as the effects of the deteriorated subprime market) could reduce the market value of available-for-sale investment and mortgage-related securities and reduce shareholder’s equity through a balance sheet charge to accumulated other comprehensive income (AOCI), this reduction in the market value of investments and mortgage-related securities would not result in a charge to net income in the absence of a sale of such securities or an “other-than-temporary”

impairment in the value of the securities. As of March 31, 2012 and December 31, 2011, the unrealized gains, net of taxes, on available-for-sale investments and mortgage-related securities (including securities pledged for repurchase agreements) in AOCI was $10 million. See “Item 3. Quantitative and qualitative disclosures about market risk.”

During the first quarter of 2012, ASB recorded a provision for loan losses of $3.5 million primarily due to charge-offs during the quarter for 1-4 family, residential land, commercial and consumer loans. During the first quarter of 2011, ASB recorded a provision for loan losses of $4.6 million primarily due to the net charge-offs during the quarter for 1-4 family, residential land, and commercial loans. Continued financial stress on ASB’s customers may result in higher levels of delinquencies and losses.

	Three months ended March 31		Year ended December 31
(in thousands)	2012	2011	2011
Allowance for loan losses, January 1	$37,906	$40,646	$40,646
Provision for loan losses	3,546	4,550	15,009
Less: net charge-offs	2,618	4,382	17,749
Allowance for loan losses, end of period	$38,834	$40,814	$37,906
Ratio of allowance for loan losses, end of period, to end of period loans outstanding	1.05%	1.14%	1.03%
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.28%	0.49%	0.49%

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).  Regulation of the financial services industry, including regulation of HEI and ASB, has changed and will continue to change as a result of the enactment of the Dodd-Frank Act, which became law in July 2010. Importantly for HEI and ASB, under the Dodd-Frank Act, on July 21, 2011, all of the functions of the Office of Thrift Supervision (OTS) transferred to the OCC, the FDIC, the Federal Reserve Board (FRB) and the Consumer Financial Protection Bureau (Bureau). Supervision and regulation of HEI, as a thrift holding company, moved to the FRB, and supervision and regulation of ASB, as a federally chartered savings bank, moved to the OCC. While the laws and regulations applicable to HEI and ASB did not generally change—the Home Owners Loan Act and regulations issued thereunder still apply—the applicable laws and regulations are being interpreted, and new and amended regulations may be adopted, by the Bureau, FRB, and the OCC. HEI will for the first time be subject to minimum consolidated capital requirements, and ASB may be required to be supervised through ASHI, its intermediate holding company. The Dodd-Frank Act requires regulators, at a minimum, to apply to bank and thrift holding companies leverage and risk-based capital standards that are at least as strict as those in effect at the insured depository institution level on the date the Act became effective, although there will be a phase-in period for meeting these standards. In addition, HEI will continue to be required to serve as a source of strength to ASB in the event of its financial distress. The Dodd-Frank Act also imposes new restrictions on the ability of a savings bank to pay dividends should it fail to remain a qualified thrift lender.

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

The Dodd-Frank Act established the Bureau; it has authority to prohibit practices it finds to be unfair, deceptive or abusive, and it may also issue rules requiring specified disclosures and the use of new model forms. ASB may also be subject to new state regulation because of a provision in the Dodd-Frank Act.

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

The “Durbin Amendment” to the Dodd-Frank Act required the FRB to issue rules to ensure that debit card interchange fees are “reasonable and proportional” to the processing costs incurred. In June 2011, the FRB issued a final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. Under the final rule, effective October 1, 2011, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is 21-24 cents, depending on certain components. For the three months ended March 31, 2012, ASB had earned an average of 53 cents per transaction. As specified in the Dodd-Frank Act, these regulations exempt banks like ASB with less than $10 billion in assets. However, market pressures could very well push the impact down to all banks.

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

Commitments and contingencies.  See Note 4 of HEI’s “Notes to Consolidated Financial Statements.”

FINANCIAL CONDITION

Liquidity and capital resources.

(dollars in millions)	March 31, 2012	December 31, 2011	% change
Total assets	$4,963	$4,910	1
Available-for-sale investment and mortgage-related securities	631	624	1
Loans receivable held for investment, net	3,672	3,643	1
Deposit liabilities	4,125	4,070	1
Other bank borrowings	233	233	—

As of March 31, 2012, ASB was one of Hawaii’s largest financial institutions based on assets of $5.0 billion and deposits of $4.1 billion.

As of March 31, 2012, ASB’s unused FHLB borrowing capacity was approximately $1.0 billion. As of March 31, 2012, ASB had commitments to borrowers for loan commitments and unused lines and letters of credit of $1.4 billion. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.

For the first quarter of 2012, net cash provided by ASB’s operating activities was $9 million. Net cash used during the same period by ASB’s investing activities was $40 million, primarily due to purchases of investment and mortgage-related securities of $54 million and a net increase in loans receivable of $34 million, offset by repayments of investment and mortgage-related securities of $46 million. Net cash provided in financing activities during this period was $41 million, primarily due to net increases in deposit liabilities of $55 million, offset by a decrease in mortgage escrow deposits of $4 million and the payment of $10 million in common stock dividends.

FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of March 31, 2012, ASB was well-capitalized (minimum ratio requirements noted in parentheses) with a leverage ratio of 9.1% (5.0%), a Tier-1 risk-based capital ratio of 11.9% (6.0%) and a total risk-based capital ratio of 12.9% (10.0%). FRB approval is required before ASB can pay a dividend or otherwise make a capital distribution to HEI (through ASHI).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company considers interest-rate risk (a non-trading market risk) to be a very significant market risk for ASB as it could potentially have a significant effect on the Company’s results of operations and financial condition. For additional quantitative and qualitative information about the Company’s market risks, see pages 82 to 85, HEI’s Quantitative and Qualitative Disclosures About Market Risk, in Part II, Item 7A of HEI’s 2011 Form 10-K and HECO’s Quantitative and Qualitative Disclosures About Market Risk, which is incorporated into Part II, Item 7A of HECO’s 2011 Form 10-K by reference to Exhibit 99.2.

ASB’s interest-rate risk sensitivity measures as of March 31, 2012 and December 31, 2011 constitute “forward-looking statements” and were as follows:

Change in interest rates	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
(basis points)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
+300	0.6%	0.5%	(9.4)%	(7.4)%
+200	(0.3)	(0.3)	(5.3)	(3.8)
+100	(0.4)	(0.4)	(2.3)	(1.5)
-100	(0.4)	(0.4)	(1.7)	(3.5)

Management believes that ASB’s interest rate risk position as of March 31, 2012 represents a reasonable level of risk. The net interest income (NII) sensitivities as of December 31, 2011 and March 31, 2012 were very similar. Despite shifts in the balance sheet mix, changes in interest income and expense over a forward looking 12 months with a gradual change in rates resulted in the same NII profile. In the +300 scenario, the interest income benefit from the rate increase is not fully realized until the interest rate on certain loans exceeds their floor rate.

ASB’s base economic value of equity (EVE) was approximately $830 million as of March 31, 2012 compared to $848 million as of December 31, 2011.

The change in EVE was more sensitive to rising rate scenarios as of March 31, 2012 compared to December 31, 2011 due to an increase in rates over the first quarter of 2012, which extended the duration for residential loans and certain investment securities.

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

Item 4. Controls and Procedures

HEI:

Changes in Internal Control over Financial Reporting

During the first quarter of 2012, there were no changes in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Constance H. Lau, HEI Chief Executive Officer, and James A. Ajello, HEI Chief Financial Officer, have evaluated the disclosure controls and procedures of HEI as of March 31, 2012. Based on their evaluations, as of March 31, 2012, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by HEI in reports HEI files or submits under the Securities Exchange Act of 1934:

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

HECO:

Changes in Internal Control over Financial Reporting

During the first quarter of 2012, there were no changes in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of HECO and its subsidiaries’ internal control over financial reporting as of March 31, 2012 that has materially affected, or is reasonably likely to materially affect, HECO and its subsidiaries’ internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Richard M. Rosenblum, HECO Chief Executive Officer, and Tayne S. Y. Sekimura, HECO Chief Financial Officer, have evaluated the disclosure controls and procedures of HECO as of March 31, 2012. Based on their evaluations, as of March 31, 2012, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by HECO in reports HECO files or submits under the Securities Exchange Act of 1934:

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

Item 1A. Risk Factors

For information about Risk Factors, see pages 26 to 36 of HEI’s 2011 Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk,” HEI’s Consolidated Financial Statements and HECO’s Consolidated Financial Statements herein. Also, see “Forward-Looking Statements” on pages v and vi of HEI’s 2011 Form 10-K, as updated on pages iv and v herein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of HEI common shares were made during the first quarter to satisfy the requirements of certain plans as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period*	(a) Total Number of Shares Purchased **	(b) Average Price Paid per Share **	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 8, 2012	860	$25.90	—	NA

NA  Not applicable.

* Trades (total number of shares purchased) are reflected in the month in which the order is placed.

** The purchases were made to satisfy the requirements of the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

Item 5. Other Information

A.    Ratio of earnings to fixed charges.

	Three months ended March 31		Years ended December 31
	2012	2011	2011	2010	2009	2008	2007
HEI and Subsidiaries
Excluding interest on ASB deposits	3.63	2.89	3.22	2.89	2.29	2.06	1.78
Including interest on ASB deposits	3.44	2.70	3.03	2.64	1.95	1.71	1.52
HECO and Subsidiaries	3.77	2.85	3.52	2.88	2.99	3.48	2.43

See HEI Exhibit 12.1 and HECO Exhibit 12.2.

Item 6. Exhibits

HEI Exhibit 4.1	Letter Amendment effective March 21, 2012, to Trust Agreement (dated as of February 1, 2000) between HEI, ASB and Fidelity Management Trust Company, as Trustee

HEI Exhibit 12.1	Hawaiian Electric Industries, Inc. and Subsidiaries
Computation of ratio of earnings to fixed charges, three months ended March 31, 2012 and 2011 and years ended December 31, 2011, 2010, 2009, 2008 and 2007

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

HECO Exhibit 12.2

Hawaiian Electric Company, Inc. and Subsidiaries
Computation of ratio of earnings to fixed charges, three months ended March 31, 2012 and 2011 and years ended December 31, 2011, 2010, 2009, 2008 and 2007

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Richard M. Rosenblum
	Constance H. Lau		Richard M. Rosenblum
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of HECO)

By	/s/ James A. Ajello	By	/s/ Tayne S. Y. Sekimura
	James A. Ajello		Tayne S. Y. Sekimura
	Executive Vice President,		Senior Vice President
	Chief Financial Officer and Treasurer		and Chief Financial Officer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of HECO)

By	/s/ David M. Kostecki	By	/s/ Patsy H. Nanbu
	David M. Kostecki		Patsy H. Nanbu
	Vice President-Finance, Controller		Controller
	and Chief Accounting Officer		(Principal Accounting Officer of HECO)
(Principal Accounting Officer of HEI)

Date: May 9, 2012		Date: May 9, 2012