Form 10-Q
period 2012-09-30
HAWAIIAN ELECTRIC CO INC; HAWAIIAN ELECTRIC INDUSTRIES INC
filed 2012-11-08
CIK 46207, 354707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Hawaiian Electric Industries Inc. Yes ☒ No ☐	Hawaiian Electric Company, Inc. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Hawaiian Electric Industries Inc. Yes ☒ No ☐	Hawaiian Electric Company, Inc. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries Inc. Yes ☐ No ☒	Hawaiian Electric Company, Inc. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Hawaiian Electric Industries Inc.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Hawaiian Electric Company, Inc.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding October 26, 2012
Hawaiian Electric Industries, Inc. (Without Par Value)	97,500,496 Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	14,233,723 Shares (not publicly traded)

Hawaiian Electric Industries, Inc. and Subsidiaries

Hawaiian Electric Company, Inc. and Subsidiaries

Form 10-Q—Quarter ended September 30, 2012

INDEX

Page No.
ii	Glossary of Terms
iv	Forward-Looking Statements

	PART I.	FINANCIAL INFORMATION
1	Item 1.	Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
1		Consolidated Statements of Income - three and nine months ended September 30, 2012 and 2011
2		Consolidated Statements of Comprehensive Income - three and nine months ended September 30, 2012 and 2011
3		Consolidated Balance Sheets - September 30, 2012 and December 31, 2011
4		Consolidated Statements of Changes in Shareholders’ Equity - nine months ended September 30, 2012 and 2011
5		Consolidated Statements of Cash Flows - nine months ended September 30, 2012 and 2011
6		Notes to Consolidated Financial Statements

Hawaiian Electric Company, Inc. and Subsidiaries
26		Consolidated Statements of Income - three and nine months ended September 30, 2012 and 2011
26		Consolidated Statements of Comprehensive Income - three and nine months ended September 30, 2012 and 2011
27		Consolidated Balance Sheets - September 30, 2012 and December 31, 2011
28		Consolidated Statements of Changes in Common Stock Equity - nine months ended September 30, 2012 and 2011
29		Consolidated Statements of Cash Flows - nine months ended September 30, 2012 and 2011
30		Notes to Consolidated Financial Statements
51	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
51		HEI Consolidated
55		Electric Utilities
64		Bank
72	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
73	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
74	Item 1.	Legal Proceedings
74	Item 1A.	Risk Factors
74	Item 5.	Other Information
76	Item 6.	Exhibits
77	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries

Hawaiian Electric Company, Inc. and Subsidiaries

Form 10-Q—Quarter ended September 30, 2012

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

HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELCO	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IPP	Independent power producer
Kalaeloa	Kalaeloa Partners, L.P.
KW	Kilowatt
KWH	Kilowatthour
LTIP	Long-term incentive plan
MAP-21	Moving Ahead for Progress in the 21st Century Act
MECO	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
MW	Megawatt/s (as applicable)
NII	Net interest income
NQSO	Nonqualified stock option
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PUC	Public Utilities Commission of the State of Hawaii
RAM	Revenue adjustment mechanism
RBA	Revenue balancing account
RFP	Request for proposal
REIP	Renewable Energy Infrastructure Program
RHI	Renewable Hawaii, Inc., a wholly owned subsidiary of Hawaiian Electric Company, Inc.
ROACE	Return on average common equity
RORB	Return on average rate base
RPS	Renewable portfolio standard
SAR	Stock appreciation right
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
SOIP	1987 Stock Option and Incentive Plan, as amended
TDR	Troubled debt restructuring
UBC	Uluwehiokama Biofuels Corp., a non-regulated subsidiary of Hawaiian Electric Company, Inc.
VIE	Variable interest entity

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

Risks, uncertainties and other important factors that could cause actual results to differ materially from those described in forward-looking statements and from historical results include, but are not limited to, the following:

•            international, national and local economic conditions, including the state of the Hawaii tourism, defense and construction industries, the strength or weakness of the Hawaii and continental U.S. real estate markets (including the fair value and/or the actual performance of collateral underlying loans held by American Savings Bank, F.S.B. (ASB), which could result in higher loan loss provisions and write-offs), decisions concerning the extent of the presence of the federal government and military in Hawaii, the implications and potential impacts of U.S. and foreign capital and credit market conditions and federal, state and international responses to those conditions, and the potential impacts of global developments (including global economic conditions and uncertainties, unrest, conflict and the overthrow of governmental regimes in North Africa and the Middle East, terrorist acts, the war on terrorism, continuing U.S. presence in Afghanistan and potential conflict or crisis with North Korea or Iran);

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

•            the risks inherent in changes in the value of the Company’s pension and other retirement plan assets and ASB’s securities available for sale;

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

v

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

	Three months		Nine months
	ended September 30		ended September 30
(in thousands, except per share amounts)	2012	2011	2012	2011
Revenues
Electric utility	$801,095	$820,254	$2,340,257	$2,194,327
Bank	66,596	66,100	196,569	197,731
Other	29	1	22	(751)
Total revenues	867,720	886,355	2,536,848	2,391,307
Expenses
Electric utility	726,276	745,298	2,146,688	2,031,645
Bank	44,974	42,931	130,161	128,988
Other	4,768	3,636	13,075	9,148
Total expenses	776,018	791,865	2,289,924	2,169,781
Operating income (loss)
Electric utility	74,819	74,956	193,569	162,682
Bank	21,622	23,169	66,408	68,743
Other	(4,739)	(3,635)	(13,053)	(9,899)
Total operating income	91,702	94,490	246,924	221,526
Interest expense–other than on deposit liabilities and other bank borrowings	(20,020)	(19,949)	(58,758)	(64,266)
Allowance for borrowed funds used during construction	688	658	2,451	1,731
Allowance for equity funds used during construction	1,611	1,570	5,548	4,131
Income before income taxes	73,981	76,769	196,165	163,122
Income taxes	25,804	27,894	69,926	57,700
Net income	48,177	48,875	126,239	105,422
Preferred stock dividends of subsidiaries	471	471	1,417	1,417
Net income for common stock	$47,706	$48,404	$124,822	$104,005
Basic earnings per common share	$0.49	$0.50	$1.29	$1.09
Diluted earnings per common share	$0.49	$0.50	$1.29	$1.09
Dividends per common share	$0.31	$0.31	$0.93	$0.93
Weighted-average number of common shares outstanding	97,157	95,873	96,674	95,365
Dilutive effect of share-based compensation	361	227	423	306
Adjusted weighted-average shares	97,518	96,100	97,097	95,671

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2012	2011	2012	2011

Net income for common stock	$47,706	$48,404	$124,822	$104,005
Other comprehensive income (loss), net of taxes:
Net unrealized gains on securities:
Net unrealized gains on securities arising during the period, net of taxes of $689 and $1,917 for the three months ended September 30, 2012 and 2011 and $1,261 and $4,258 for the nine months ended September 30, 2012 and 2011, respectively	1,043	3,013	1,910	6,448
Less: reclassification adjustment for net realized gains included in net income, net of taxes of nil and $146 for the three months ended September 30, 2012 and 2011 and $53 and $148 for the nine months ended September 30, 2012 and 2011, respectively	—	(221)	(81)	(224)
Derivatives qualified as cash flow hedges:
Net unrealized holding losses arising during the period, net of taxes (benefits) of $5 and $(4) for the three and nine months ended September 30, 2011, respectively	—	(5)	—	(8)
Less: reclassification adjustment to net income, net of tax benefits of $37 and $37 for the three months ended September 30, 2012 and 2011 and $112 and $78 for the nine months ended September 30, 2012 and 2011, respectively	59	58	177	122
Retirement benefit plans:
Less: amortization of net loss, prior service gain and transition obligation included in net periodic benefit cost, net of tax benefits of $2,443 and $1,405 for the three months ended September 30, 2012 and 2011 and $7,321 and $3,513 for the nine months ended September 30, 2012 and 2011, respectively	3,826	2,068	11,467	5,556
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $2,129 and $1,074 for the three months ended September 30, 2012 and 2011 and $6,386 and $3,875 for the nine months ended September 30, 2012 and 2011, respectively	(3,342)	(1,732)	(10,026)	(6,084)
Other comprehensive income, net of taxes	1,586	3,181	3,447	5,810
Comprehensive income attributable to common shareholders	$49,292	$51,585	$128,269	$109,815

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(dollars in thousands)	September 30, 2012	December 31, 2011

Assets
Cash and cash equivalents	$168,512	$270,265
Accounts receivable and unbilled revenues, net	374,932	344,322
Available-for-sale investment and mortgage-related securities	664,051	624,331
Investment in stock of Federal Home Loan Bank of Seattle	96,893	97,764
Loans receivable held for investment, net	3,705,748	3,642,818
Loans held for sale, at lower of cost or fair value	16,495	9,601
Property, plant and equipment, net of accumulated depreciation of $2,109,478 in 2012 and $2,049,821 in 2011	3,506,489	3,334,501
Regulatory assets	715,994	669,389
Other	573,523	519,296
Goodwill	82,190	82,190
Total assets	$9,904,827	$9,594,477

Liabilities and shareholders’ equity
Liabilities
Accounts payable	$234,304	$216,176
Interest and dividends payable	27,907	25,041
Deposit liabilities	4,126,788	4,070,032
Short-term borrowings—other than bank	82,219	68,821
Other bank borrowings	211,219	233,229
Long-term debt, net—other than bank	1,429,869	1,340,070
Deferred income taxes	438,886	354,051
Regulatory liabilities	319,330	315,466
Contributions in aid of construction	387,863	356,203
Retirement benefits liability	497,388	530,410
Other	507,626	521,979
Total liabilities	8,263,399	8,031,478

Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293

Commitments and contingencies (Notes 3 and 4)

Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 97,425,467 shares in 2012 and 96,038,328 shares in 2011	1,389,607	1,349,446
Retained earnings	233,218	198,397
Accumulated other comprehensive loss, net of tax benefits	(15,690)	(19,137)
Total shareholders’ equity	1,607,135	1,528,706
Total liabilities and shareholders’ equity	$9,904,827	$9,594,477

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands, except per share amounts)	Shares	Amount	earnings	loss	Total

Balance, December 31, 2011	96,038	$1,349,446	$198,397	$(19,137)	$1,528,706
Net income for common stock	—	—	124,822	—	124,822
Other comprehensive income, net of tax benefits	—	—	—	3,447	3,447
Issuance of common stock, net	1,387	40,161	—	—	40,161
Dividend equivalents paid on equity-classified awards	—	—	(99)	—	(99)
Common stock dividends ($0.93 per share)	—	—	(89,902)	—	(89,902)
Balance, September 30, 2012	97,425	$1,389,607	$233,218	$(15,690)	$1,607,135
Balance, December 31, 2010	94,691	$1,314,199	$178,667	$(12,472)	$1,480,394
Net income for common stock	—	—	104,005	—	104,005
Other comprehensive income, net of taxes	—	—	—	5,810	5,810
Issuance of common stock, net	1,284	33,056	—	—	33,056
Common stock dividends ($0.93 per share)	—	—	(88,750)	—	(88,750)
Balance, September 30, 2011	95,975	$1,347,255	$193,922	$(6,662)	$1,534,515

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

Nine months ended September 30	2012	2011
(in thousands)

Cash flows from operating activities
Net income	$126,239	$105,422
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	112,946	111,516
Other amortization	4,811	14,552
Provision for loan losses	9,504	10,927
Loans receivable originated and purchased, held for sale	(304,289)	(137,507)
Proceeds from sale of loans receivable, held for sale	302,844	127,163
Change in deferred income taxes	82,582	60,957
Change in excess tax benefits from share-based payment arrangements	(65)	(39)
Allowance for equity funds used during construction	(5,548)	(4,131)
Change in cash overdraft	—	(2,688)
Changes in assets and liabilities
Increase in accounts receivable and unbilled revenues, net	(30,610)	(75,905)
Increase in fuel oil stock	(31,372)	(4,592)
Decrease in accounts, interest and dividends payable	(5,905)	(57,746)
Change in prepaid and accrued income taxes and utility revenue taxes	(5,121)	40,418
Contributions to defined benefit pension and other postretirement benefit plans	(64,006)	(56,395)
Change in other assets and liabilities	(70,406)	(30,863)
Net cash provided by operating activities	121,604	101,089
Cash flows from investing activities
Available-for-sale investment and mortgage-related securities purchased	(146,794)	(202,061)
Principal repayments on available-for-sale investment and mortgage-related securities	104,310	283,931
Proceeds from sale of available-for-sale investment and mortgage-related securities	3,548	32,799
Net increase in loans held for investment	(75,982)	(153,745)
Proceeds from sale of real estate acquired in settlement of loans	9,659	5,298
Capital expenditures	(225,961)	(148,107)
Contributions in aid of construction	33,106	15,106
Other	865	(2,923)
Net cash used in investing activities	(297,249)	(169,702)
Cash flows from financing activities
Net increase in deposit liabilities	56,756	87,429
Net increase in short-term borrowings with original maturities of three months or less	13,398	26,272
Net increase (decrease) in retail repurchase agreements	(22,011)	614
Proceeds from issuance of long-term debt	457,000	125,000
Repayment of long-term debt	(368,500)	(150,000)
Change in excess tax benefits from share-based payment arrangements	65	39
Net proceeds from issuance of common stock	16,881	14,861
Common stock dividends	(71,966)	(77,070)
Preferred stock dividends of subsidiaries	(1,417)	(1,417)
Other	(6,314)	(4,283)
Net cash provided by financing activities	73,892	21,445
Net decrease in cash and cash equivalents	(101,753)	(47,168)
Cash and cash equivalents, beginning of period	270,265	330,651
Cash and cash equivalents, end of period	$168,512	$283,483

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 • Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in HEI’s Form 10-K for the year ended December 31, 2011 and the unaudited consolidated financial statements and the notes thereto in HEI’s Quarterly Reports on SEC Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

In the opinion of HEI’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to fairly state the Company’s financial position as of September 30, 2012 and December 31, 2011, the results of its operations for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year. The December 31, 2011 balance sheet information has been derived from the HEI 2011 financial statements. When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the current presentation.

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

(in thousands)	As previously filed	As revised	Difference
December 31, 2011
Consolidated Balance Sheet
Other assets	$517,550	$519,296	$1,746
Total assets	9,592,731	9,594,477	1,746

Other liabilities	516,990	521,979	4,989
Total liabilities	8,026,489	8,031,478	4,989
Retained earnings	201,640	198,397	(3,243)
Total shareholders’ equity	1,531,949	1,528,706	(3,243)
Total liabilities and shareholders’ equity	9,592,731	9,594,477	1,746

Consolidated Statement of Changes in Shareholders’ Equity
Retained earnings	201,640	198,397	(3,243)
Total shareholders’ equity	1,531,949	1,528,706	(3,243)

December 31, 2010
Consolidated Statement of Changes in Shareholders’ Equity
Retained earnings	181,910	178,667	(3,243)
Total shareholders’ equity	1,483,637	1,480,394	(3,243)

2 • Segment financial information

(in thousands)	Electric utility	Bank	Other	Total

Three months ended September 30, 2012
Revenues from external customers	$801,089	$66,596	$35	$867,720
Intersegment revenues (eliminations)	6	—	(6)	—
Revenues	801,095	66,596	29	867,720
Income (loss) before income taxes	61,268	21,627	(8,914)	73,981
Income taxes (benefit)	22,395	7,419	(4,010)	25,804
Net income (loss)	38,873	14,208	(4,904)	48,177
Preferred stock dividends of subsidiaries	498	—	(27)	471
Net income (loss) for common stock	38,375	14,208	(4,877)	47,706

Nine months ended September 30, 2012
Revenues from external customers	2,340,202	196,569	77	2,536,848
Intersegment revenues (eliminations)	55	—	(55)	—
Revenues	2,340,257	196,569	22	2,536,848
Income (loss) before income taxes	154,976	66,964	(25,775)	196,165
Income taxes (benefit)	58,429	22,690	(11,193)	69,926
Net income (loss)	96,547	44,274	(14,582)	126,239
Preferred stock dividends of subsidiaries	1,496	—	(79)	1,417
Net income (loss) for common stock	95,051	44,274	(14,503)	124,822
Assets (at September 30, 2012)	4,961,715	4,952,850	(9,738)	9,904,827

Three months ended September 30, 2011
Revenues from external customers	$820,218	$66,100	$37	$886,355
Intersegment revenues (eliminations)	36	—	(36)	—
Revenues	820,254	66,100	1	886,355
Income (loss) before income taxes	62,244	23,166	(8,641)	76,769
Income taxes (benefit)	23,787	7,709	(3,602)	27,894
Net income (loss)	38,457	15,457	(5,039)	48,875
Preferred stock dividends of subsidiaries	498	—	(27)	471
Net income (loss) for common stock	37,959	15,457	(5,012)	48,404

Nine months ended September 30, 2011
Revenues from external customers	2,194,219	197,731	(643)	2,391,307
Intersegment revenues (eliminations)	108	—	(108)	—
Revenues	2,194,327	197,731	(751)	2,391,307
Income (loss) before income taxes	122,114	68,699	(27,691)	163,122
Income taxes (benefit)	46,446	24,196	(12,942)	57,700
Net income (loss)	75,668	44,503	(14,749)	105,422
Preferred stock dividends of subsidiaries	1,496	—	(79)	1,417
Net income (loss) for common stock	74,172	44,503	(14,670)	104,005
Assets (at December 31, 2011)	4,674,007	4,909,974	10,496	9,594,477

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

3 • Electric utility subsidiary

For consolidated HECO financial information, including its commitments and contingencies, see HECO’s consolidated financial statements beginning on page 26 through Note 9 on page 41.

4 • Bank subsidiary

Selected financial information

American Savings Bank, F.S.B.

Statements of Income Data

	Three months ended September 30		Nine months ended September 30
(in thousands)	2012	2011	2012	2011
Interest income
Interest and fees on loans	$43,880	$46,240	$133,241	$137,985
Interest on investment and mortgage-related securities	3,432	3,654	10,534	11,216
Total interest income	47,312	49,894	143,775	149,201
Interest expense
Interest on deposit liabilities	1,540	2,166	5,015	7,146
Interest on other borrowings	1,201	1,375	3,676	4,124
Total interest expense	2,741	3,541	8,691	11,270
Net interest income	44,571	46,353	135,084	137,931
Provision for loan losses	3,580	3,822	9,504	10,927
Net interest income after provision for loan losses	40,991	42,531	125,580	127,004
Noninterest income
Fees from other financial services	7,674	7,219	22,474	21,405
Fee income on deposit liabilities	4,527	4,492	13,127	13,540
Fee income on other financial products	1,660	1,806	4,741	5,340
Gain on sale of loans	4,077	1,092	8,297	2,268
Other income	1,346	1,597	4,155	5,977
Total noninterest income	19,284	16,206	52,794	48,530
Noninterest expense
Compensation and employee benefits	18,684	17,646	56,026	53,317
Occupancy	4,400	4,313	12,866	12,841
Data processing	2,644	2,451	7,244	6,479
Services	3,062	1,686	7,066	5,406
Equipment	1,762	1,712	5,299	5,141
Other expense	8,096	7,763	22,909	23,651
Total noninterest expense	38,648	35,571	111,410	106,835
Income before income taxes	21,627	23,166	66,964	68,699
Income taxes	7,419	7,709	22,690	24,196
Net income	$14,208	$15,457	$44,274	$44,503

American Savings Bank, F.S.B.

Statements of Comprehensive Income Data

	Three months ended September 30		Nine months ended September 30
(in thousands)	2012	2011	2012	2011
Net income	$14,208	$15,457	$44,274	$44,503
Other comprehensive income (loss), net of taxes:
Net unrealized gains on securities:
Net unrealized gains on securities arising during the period, net of taxes of $689 and $1,917 for the three months ended September 30, 2012 and 2011 and $1,261 and $4,258 for the nine months ended September 30, 2012 and 2011, respectively	1,043	3,013	1,910	6,448
Less: reclassification adjustment for net realized gains, included in net income, net of taxes of nil and $146 for the three months ended September 30, 2012 and 2011 and $53 and $148 for the nine months ended September 30, 2012 and 2011, respectively	—	(221)	(81)	(224)
Retirement benefit plans:
Less: amortization of net loss, prior service gain and transition obligation included in net periodic benefit cost, net of taxes (tax benefits) of $(176) and $(175) for the three months ended September 30, 2012 and 2011 and $(508) and $902 for the nine months ended September 30, 2012 and 2011, respectively	266	86	769	(1,367)
Other comprehensive income, net of taxes	1,309	2,878	2,598	4,857
Comprehensive income	$15,517	$18,335	$46,872	$49,360

American Savings Bank, F.S.B.

Balance Sheets Data

(in thousands)	September 30, 2012	December 31, 2011

Assets
Cash and cash equivalents	$152,474	$219,678
Available-for-sale investment and mortgage-related securities	664,051	624,331
Investment in stock of Federal Home Loan Bank of Seattle	96,893	97,764
Loans receivable held for investment	3,745,558	3,680,724
Allowance for loan losses	(39,810)	(37,906)
Loans receivable held for investment, net	3,705,748	3,642,818
Loans held for sale, at lower of cost or fair value	16,495	9,601
Other	234,999	233,592
Goodwill	82,190	82,190
Total assets	$4,952,850	$4,909,974

Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing	$1,097,809	$993,828
Deposit liabilities—interest-bearing	3,028,979	3,076,204
Other borrowings	211,219	233,229
Other	107,960	118,078
Total liabilities	4,445,967	4,421,339

Commitments and contingencies (see “Litigation” below)

Common stock	333,256	331,880
Retained earnings	180,400	166,126
Accumulated other comprehensive loss, net of tax benefits	(6,773)	(9,371)
Total shareholder’s equity	506,883	488,635
Total liabilities and shareholder’s equity	$4,952,850	$4,909,974

Other assets
Bank-owned life insurance	$124,672	$121,470
Premises and equipment, net	53,451	52,940
Prepaid expenses	14,732	15,297
Accrued interest receivable	14,205	14,190
Mortgage-servicing rights	9,658	8,227
Real estate acquired in settlement of loans, net	4,414	7,260
Other	13,867	14,208
	$234,999	$233,592

Other liabilities
Accrued expenses	$19,981	$21,216
Federal and state income taxes payable	36,308	35,002
Cashier’s checks	20,575	22,802
Advance payments by borrowers	5,958	10,100
Other	25,138	28,958
	$107,960	$118,078

Other borrowings consisted of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (FHLB) of Seattle of $161 million and $50 million, respectively, as of September 30, 2012 and $183 million and $50 million, respectively, as of December 31, 2011.

Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.

As of September 30, 2012, ASB had total commitments to borrowers for loan commitments and unused lines and letters of credit of $1.5 billion, including $0.2 million to lend additional funds to borrowers whose loans are impaired.

There are no commitments to lend additional funds to borrowers whose loan terms have been modified in trouble debt restructurings (TDRs) as of September 30, 2012.

Investment and mortgage-related securities portfolio.

Available-for-sale securities.  The book value (amortized cost), gross unrealized gains and losses, estimated fair value and gross unrealized losses (fair value and amount by duration of time in which positions have been held in a continuous loss position) for securities held in ASB’s “available-for-sale” portfolio by major security type were as follows:

		Gross	Gross	Estimated	Gross unrealized losses
	Amortized	unrealized	unrealized	fair	Less than 12 months		12 months or longer
(dollars in thousands)	cost	gains	losses	value	Fair value	Amount	Fair value	Amount

September 30, 2012
Federal agency obligations	$213,241	$3,342	$—	$216,583	$—	$—	$—	$—
Mortgage-related securities- FNMA, FHLMC and GNMA	353,095	11,706	(181)	364,620	36,225	(181)	—	—
Municipal bonds	78,265	4,583	—	82,848	—	—	—	—
	$644,601	$19,631	$(181)	$664,051	$36,225	$(181)	$—	$—

December 31, 2011
Federal agency obligations	$218,342	$2,393	$(8)	$220,727	$19,992	$(8)	$—	$—
Mortgage-related securities- FNMA, FHLMC and GNMA	334,183	10,699	(17)	344,865	11,994	(17)	—	—
Municipal bonds	55,393	3,346	—	58,739	—	—	—	—
	$607,918	$16,438	$(25)	$624,331	$31,986	$(25)	$—	$—

The unrealized losses on ASB’s investments in mortgage-related securities and obligations issued by federal agencies were caused by interest rate movements. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because ASB does not intend to sell the securities and has determined it is more likely than not that it will not be required to sell the investments before recovery of their amortized costs bases, which may be at maturity, ASB did not consider these investments to be other-than-temporarily impaired at September 30, 2012.

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

September 30, 2012	Amortized cost	Fair value
(in thousands)
Due in one year or less	$—	$—
Due after one year through five years	190,140	192,438
Due after five years through ten years	85,682	90,597
Due after ten years	15,684	16,396
	291,506	299,431
Mortgage-related securities-FNMA,FHLMC and GNMA	353,095	364,620
Total available-for-sale securities	$644,601	$664,051

Allowance for loan losses.  ASB must maintain an allowance for loan losses that is adequate to absorb estimated probable credit losses associated with its loan portfolio. The allowance for loan losses consists of an allocated portion, which estimates credit losses for specifically identified loans and pools of loans, and an unallocated portion.

The allowance for loan losses was comprised of the following:

	Residential	Commercial real	Home equity line	Residential	Commercial	Residential	Commercial	Consumer
(in thousands)	1-4 family	estate	of credit	land	construction	construction	loans	loans	Unallocated	Total
Nine months ended September 30, 2012
Allowance for loan losses:
Beginning balance	$6,500	$1,688	$4,354	$3,795	$1,888	$4	$14,867	$3,806	$1,004	$37,906
Charge-offs	(2,476)	—	(402)	(2,340)	—	—	(2,964)	(1,853)	—	(10,035)
Recoveries	974	—	95	471	—	—	511	384	—	2,435
Provision	1,729	394	818	1,871	43	4	1,916	1,472	1,257	9,504
Ending balance	$6,727	$2,082	$4,865	$3,797	$1,931	$8	$14,330	$3,809	$2,261	$39,810
Ending balance: individually evaluated for impairment	$324	$7	$313	$2,321	$—	$—	$1,656	$—	$—	$4,621
Ending balance: collectively evaluated for impairment	$6,403	$2,075	$4,552	$1,476	$1,931	$8	$12,674	$3,809	$2,261	$35,189

Financing Receivables:
Ending balance	$1,899,580	$367,765	$604,279	$29,280	$42,913	$5,648	$704,100	$104,338	$—	$3,757,903
Ending balance: individually evaluated for impairment	$26,912	$2,929	$1,913	$25,146	$—	$—	$17,956	$22	$—	$74,878
Ending balance: collectively evaluated for impairment	$1,872,668	$364,836	$602,366	$4,134	$42,913	$5,648	$686,144	$104,316	$—	$3,683,025
Year ended December 31, 2011
Allowance for loan losses:
Beginning balance	$6,497	$1,474	$4,269	$6,411	$1,714	$7	$16,015	$3,325	$934	$40,646
Charge-offs	(5,528)	—	(1,439)	(4,071)	—	—	(5,335)	(3,117)	—	(19,490)
Recoveries	110	—	25	170	—	—	869	567	—	1,741
Provision	5,421	214	1,499	1,285	174	(3)	3,318	3,031	70	15,009
Ending balance	$6,500	$1,688	$4,354	$3,795	$1,888	$4	$14,867	$3,806	$1,004	$37,906
Ending balance: individually evaluated for impairment	$203	$—	$—	$2,525	$—	$—	$976	$—	$—	$3,704
Ending balance: collectively evaluated for impairment	$6,297	$1,688	$4,354	$1,270	$1,888	$4	$13,891	$3,806	$1,004	$34,202

Financing Receivables:
Ending balance	$1,926,774	$331,931	$535,481	$45,392	$41,950	$3,327	$716,427	$93,253	$—	$3,694,535
Ending balance: individually evaluated for impairment	$26,012	$13,397	$1,450	$39,364	$—	$—	$48,241	$24	$—	$128,488
Ending balance: collectively evaluated for impairment	$1,900,762	$318,534	$534,031	$6,028	$41,950	$3,327	$668,186	$93,229	$—	$3,566,047

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

The credit risk profile by internally assigned grade for loans was as follows:

	September 30, 2012			December 31, 2011
(in thousands)	Commercial real estate	Commercial construction	Commercial	Commercial real estate	Commercial construction	Commercial
Grade:
Pass	$326,532	$42,913	$630,616	$308,843	$41,950	$650,234
Special mention	9,455	—	21,291	8,594	—	14,660
Substandard	28,849	—	48,460	11,058	—	47,607
Doubtful	2,929	—	3,733	3,436	—	3,926
Loss	—	—	—	—	—	—
Total	$367,765	$42,913	$704,100	$331,931	$41,950	$716,427

The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment> 90 days and accruing
September 30, 2012
Real estate loans:
Residential 1-4 family	$5,830	$1,727	$28,626	$36,183	$1,863,397	$1,899,580	$—
Commercial real estate	—	—	2,929	2,929	364,836	367,765	—
Home equity line of credit	584	758	1,965	3,307	600,972	604,279	—
Residential land	1,346	3,017	6,384	10,747	18,533	29,280	2,473
Commercial construction	—	—	—	—	42,913	42,913	—
Residential construction	—	—	—	—	5,648	5,648	—
Commercial loans	1,681	251	2,948	4,880	699,220	704,100	123
Consumer loans	878	356	491	1,725	102,613	104,338	360
Total loans	$10,319	$6,109	$43,343	$59,771	$3,698,132	$3,757,903	$2,956
December 31, 2011
Real estate loans:
Residential 1-4 family	$10,391	$4,583	$28,113	$43,087	$1,883,687	$1,926,774	$—
Commercial real estate	—	—	—	—	331,931	331,931	—
Home equity line of credit	1,671	494	1,421	3,586	531,895	535,481	—
Residential land	2,352	575	13,037	15,964	29,428	45,392	205
Commercial construction	—	—	—	—	41,950	41,950	—
Residential construction	—	—	—	—	3,327	3,327	—
Commercial loans	226	733	1,340	2,299	714,128	716,427	28
Consumer loans	553	344	486	1,383	91,870	93,253	308
Total loans	$15,193	$6,729	$44,397	$66,319	$3,628,216	$3,694,535	$541

The credit risk profile based on nonaccrual loans and accruing loans 90 days or more past due was as follows:

	September 30, 2012		December 31, 2011
(in thousands)	Nonaccrual loans	Accruing loans 90 days or more past due	Nonaccrual loans	Accruing loans 90 days or more past due

Real estate loans:
Residential 1-4 family	$29,613	$—	$28,298	$—
Commercial real estate	2,929	—	3,436	—
Home equity line of credit	2,621	—	2,258	—
Residential land	4,393	2,473	14,535	205
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial loans	17,856	123	17,946	28
Consumer loans	243	360	281	308
Total	$57,655	$2,956	$66,754	$541

The total carrying amount and the total unpaid principal balance of impaired loans were as follows:

	September 30, 2012			Three months ended September 30, 2012		Nine months ended September 30, 2012
(in thousands)	Recorded investment	Unpaid principal balance	Related Allowance	Average recorded investment	Interest income recognized*	Average recorded investment	Interest income recognized*

With no related allowance recorded
Real estate loans:
Residential 1-4 family	$15,963	$22,127	$—	$15,919	$57	$17,104	$225
Commercial real estate	—	—	—	2,003	—	9,504	237
Home equity line of credit	584	1,376	—	630	—	648	1
Residential land	18,107	22,854	—	19,876	296	24,184	1,020
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial loans	585	585	—	8,916	33	31,710	979
Consumer loans	22	22	—	23	—	23	—
	35,261	46,964	—	47,367	386	83,173	2,462
With an allowance recorded
Real estate loans:
Residential 1-4 family	4,504	4,504	324	4,509	58	4,072	192
Commercial real estate	2,929	2,929	7	976	—	326	—
Home equity line of credit	313	421	313	104	—	35	—
Residential land	7,021	7,243	2,321	7,134	122	7,306	429
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial loans	17,370	20,398	1,656	9,476	2	5,777	20
Consumer loans	—	—	—	—	—	—	—
	32,137	35,495	4,621	22,199	182	17,516	641
Total
Real estate loans:
Residential 1-4 family	20,467	26,631	324	20,428	115	21,176	417
Commercial real estate	2,929	2,929	7	2,979	—	9,830	237
Home equity line of credit	897	1,797	313	734	—	683	1
Residential land	25,128	30,097	2,321	27,010	418	31,490	1,449
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial loans	17,955	20,983	1,656	18,392	35	37,487	999
Consumer loans	22	22	—	23	—	23	—
	$67,398	$82,459	$4,621	$69,566	$568	$100,689	$3,103

*  Since loan was classified as impaired.

	December 31, 2011			Year ended December 31, 2011
(in thousands)	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized

With no related allowance recorded
Real estate loans:
Residential 1-4 family	$19,217	$26,614	$—	$21,385	$282
Commercial real estate	13,397	13,397	—	13,404	747
Home equity line of credit	711	1,612	—	954	6
Residential land	30,781	39,136	—	33,398	1,779
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial loans	41,680	43,516	—	40,952	2,912
Consumer loans	25	25	—	16	—
	105,811	124,300	—	110,109	5,726
With an allowance recorded
Real estate loans:
Residential 1-4 family	3,525	3,525	203	3,527	201
Commercial real estate	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Residential land	7,792	7,852	2,525	8,158	603
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial loans	6,561	6,561	976	8,131	737
Consumer loans	—	—	—	—	—
	17,878	17,938	3,704	19,816	1,541
Total
Real estate loans:
Residential 1-4 family	22,742	30,139	203	24,912	483
Commercial real estate	13,397	13,397	—	13,404	747
Home equity line of credit	711	1,612	—	954	6
Residential land	38,573	46,988	2,525	41,556	2,382
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial loans	48,241	50,077	976	49,083	3,649
Consumer loans	25	25	—	16	—
	$123,689	$142,238	$3,704	$129,925	$7,267

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

ASB may consider various types of concessions in granting a TDR including maturity date extensions, temporary deferral of principal payments, temporary interest rate reductions, and covenant amendments or waivers. ASB rarely grants principal forgiveness in its TDR modifications. Residential loan modifications generally involve the deferral of principal payments for a period of time not exceeding one year or a temporary reduction of principal and/or interest rate for a period of time generally not exceeding two years. Land loans are typically structured as a three-year term, interest-only monthly payment with a balloon payment due at maturity. Land loan TDR modifications typically involve extending the maturity date another one to three years and converting the payments from interest-only to principal and interest monthly, at the same or higher interest rate. Commercial loan modifications generally involve extensions of maturity dates, amendment or waiver of financial covenants, and to a lesser extent temporary deferral of principal payments. ASB does not reduce the interest rate on commercial loan TDR modifications. Occasionally, additional collateral and/or guaranties are obtained.

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

Loan modifications that occurred were as follows for the indicated periods:

	Three months ended September 30, 2012			Nine months ended September 30, 2012
(dollars in thousands)	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Troubled debt restructurings
Real estate loans:
Residential 1-4 family	4	$1,415	$1,332	26	$5,884	$5,614
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Residential land	6	1,168	1,001	21	4,676	4,022
Commercial loans	4	517	517	18	2,546	2,546
Consumer loans	—	—	—	—	—	—
Total	14	$3,100	$2,850	65	$13,106	$12,182

Loans modified in TDRs that experienced a payment default of 90 days or more, and for which the payment default occurred within one year of the modification, were nil for the three months ended September 30, 2012 and were as follows for the nine months ended September 30, 2012:

Nine months ended September 30, 2012
(dollars in thousands)	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate loans:
Residential 1-4 family	—	$—
Commercial real estate	—	—
Home equity line of credit	—	—
Residential land	—	—
Commercial loans	1	488
Consumer loans	—	—
Total	1	$488

The one commercial loan that subsequently defaulted was modified by temporarily lowering the monthly payments and deferring principal payments for a short period of time.

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

5 • Retirement benefits

Defined benefit pension and other postretirement benefit plans information.  For the first nine months of 2012, the Company contributed $64 million ($62 million by the utilities and $2 million by HEI) to its retirement benefit plans, compared to $56 million (primarily by the utilities) in the first nine months of 2011. The Company’s current estimate of contributions to its retirement benefit plans in 2012 is $78 million ($63 million by the utilities, $13 million by ASB (for its frozen defined benefit pension plan) and $2 million by HEI), compared to $75 million ($73 million by the utilities and $2 million by HEI) in 2011. In addition, the Company expects to pay directly $2 million ($1 million each by the utilities and HEI) of benefits in 2012, comparable to 2011.

On July 6, 2012, President Obama signed the Moving Ahead for Progress in the 21st Century Act (MAP-21), which included provisions related to the funding and administration of pension plans. This law does not affect the Company’s accounting for pension benefits; therefore, the net periodic benefit costs disclosed for the plans were not affected. The Company elected to apply MAP-21 for 2012, which reduced the 2012 minimum funding requirement and lifted the restrictions on accelerated distribution options (which restrictions were in effect April 1, 2011 to September 30, 2012) for HEI and HECO and its subsidiaries. If the Adjusted Funding Target Attainment Percentage falls below 80% in the future, the restrictions on accelerated distribution options may apply again.

The Pension Protection Act provides that if a pension plan’s funded status falls below certain levels, more conservative assumptions must be used to value obligations under the pension plan. The HEI Retirement Plan fell below these thresholds in 2011 and the minimum required contribution for 2012 incorporates the more conservative assumptions required. Other factors could cause changes to the required contribution levels.

The components of net periodic benefit cost for consolidated HEI were as follows:

	Three months ended September 30				Nine months ended September 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2012	2011	2012	2011	2012	2011	2012	2011

Service cost	$10,816	$8,525	$1,054	$868	$32,404	$26,266	$3,158	$3,308
Interest cost	16,868	16,137	2,252	2,273	50,612	48,717	6,756	7,151
Expected return on plan assets	(17,796)	(17,400)	(2,579)	(2,687)	(53,388)	(51,673)	(7,757)	(7,992)
Amortization of net transition obligation	1	1	—	—	1	2	—	—
Amortization of prior service gain	(81)	(98)	(448)	(587)	(244)	(292)	(1,345)	(1,120)
Amortization of net actuarial loss	6,425	4,005	373	115	19,251	12,724	1,125	170
Net periodic benefit cost	16,233	11,170	652	(18)	48,636	35,744	1,937	1,517
Impact of PUC D&Os	(3,460)	(713)	(552)	327	(12,294)	(2,813)	(1,648)	3,079
Net periodic benefit cost (adjusted for impact of PUC D&Os)	$12,773	$10,457	$100	$309	$36,342	$32,931	$289	$4,596

Consolidated HEI recorded retirement benefits expense of $27 million and $28 million in the first nine months of 2012 and 2011, respectively, and charged the remaining amounts primarily to electric utility plant.

The utilities have implemented pension and OPEB tracking mechanisms under which all of their retirement benefit expenses (except for executive life and nonqualified pension plan expenses) determined in accordance with GAAP are recovered over time.

Defined contribution plans information.  For the first nine months of 2012 and 2011, the Company’s expense for its defined contribution pension plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan was $2.7 million and $2.6 million, respectively, and cash contributions were $3.2 million for both periods.

6 • Share-based compensation

Under the 2010 Equity and Incentive Plan (EIP), HEI can issue an aggregate of 4 million shares of common stock as incentive compensation to selected employees in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares and other share-based and cash-based awards.

As of September 30, 2012, there were 3.8 million shares remaining available for future issuance under the EIP of which an estimated 1.7 million shares could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals under long-term incentive plans (based on the assumption that long-term incentive plan (LTIP) awards are achieved at maximum levels).

Under the 1987 Stock Option and Incentive Plan, as amended (SOIP), grants and awards of an estimated 0.5 million shares of common stock (based on various assumptions, including LTIP awards earned at maximum levels and the use of the September 30, 2012 market price of shares as the price on the exercise/payment dates) were outstanding as of September 30, 2012 to selected employees in the form of nonqualified stock options (NQSOs), stock appreciation rights (SARs), restricted stock units, LTIP performance and other shares and dividend equivalents. As of May 11, 2010 (when the EIP became effective), no new awards may be granted under the SOIP. After the shares of common stock for the outstanding SOIP grants and awards are issued or such grants and awards expire, the remaining shares registered under the SOIP will be deregistered and delisted.

The Company’s share-based compensation expense and related income tax benefit were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2012	2011	2012	2011

Share-based compensation expense (1)	$1.2	$1.0	$4.7	$2.7
Income tax benefit	0.4	0.4	1.6	0.9

(1)         The Company has not capitalized any share-based compensation cost.

Nonqualified stock options.  Information about HEI’s NQSOs was as follows:

September 30, 2012	Outstanding & Exercisable (Vested)
Year of grant	Range of exercise prices	Number of options	Weighted-average remaining contractual life	Weighted-average exercise price

2003	$20.49	14,000	0.6	$20.49

As of December 31, 2011, NQSOs outstanding totaled 55,500 (representing the same number of underlying shares), with a weighted-average exercise price of $20.92. As of September 30, 2012, all NQSOs outstanding were exercisable and had an aggregate intrinsic value (including dividend equivalents) of $0.1 million.

NQSO activity and statistics were as follows:

	Three months ended September 30		Nine months ended September 30
(dollars in thousands, except prices)	2012	2011	2012	2011

Shares exercised	8,000	2,000	41,500	104,000
Weighted-average exercise price	$20.49	$20.49	$21.06	$20.81
Cash received from exercise	$164	$41	$874	$2,164
Intrinsic value of shares exercised (1)	$89	$6	$354	$846
Tax benefit (expense) realized for the deduction of exercises	$35	$(85)	$138	$186

(1)         Intrinsic value is the amount by which the fair market value of the underlying stock and the related dividend equivalents exceeds the exercise price of the option.

Stock appreciation rights.  Information about HEI’s SARs was as follows:

September 30, 2012		Outstanding & Exercisable (Vested)
Year of grant	Range of exercise prices	Number of shares underlying SARs	Weighted-average remaining contractual life	Weighted-average exercise price

2004	$26.02	62,000	1.6	$26.02
2005	26.18	106,000	2.4	26.18
	$26.02 —26.18	168,000	2.1	$26.12

As of December 31, 2011, the shares underlying SARs outstanding totaled 282,000, with a weighted-average exercise price of $26.14. As of September 30, 2012, all SARs outstanding were exercisable and had an aggregate intrinsic value (including dividend equivalent rights) of $0.1 million.

SARs activity and statistics were as follows:

	Three months ended September 30		Nine months ended September 30
(dollars in thousands, except prices)	2012	2011	2012	2011

Shares underlying SARS expired	—	18,000	—	58,000
Weighted-average price of shares expired	—	$26.18	—	$26.13
Shares underlying SARS exercised	2,000	—	114,000	—
Weighted-average price of shares exercised	$26.18	—	$26.17	—
Intrinsic value of shares exercised (1)	$3	—	$197	—
Tax benefit realized for the deduction of exercises	$1	—	$77	—

(1)         Intrinsic value is the amount by which the fair market value of the underlying stock and the related dividend equivalent rights exceeds the exercise price of the right.

Restricted shares and restricted stock awards.  Information about HEI’s grants of restricted shares and restricted stock awards was as follows:

	Three months ended September 30				Nine months ended September 30
	2012		2011		2012		2011
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)

Outstanding, beginning of period	14,807	$22.45	57,909	$23.91	46,807	$24.45	89,709	$24.64
Granted	—	—	—	—	—	—	—	—
Vested	(1,000)	24.68	—	—	(33,000)	25.35	(29,800)	26.03
Forfeited	—	—	(300)	24.71	—	—	(2,300)	24.98
Outstanding, end of period	13,807	$22.29	57,609	$23.90	13,807	$22.29	57,609	$23.90

(1)         Weighted-average grant-date fair value per share. The grant date fair value of a restricted stock award share was the closing or average price of HEI common stock on the date of grant.

As of September 30, 2012, there was $0.2 million of total unrecognized compensation cost related to nonvested restricted shares and restricted stock awards. The cost is expected to be recognized over a weighted-average period of 2.2 years.

For each of the nine months ended September 30, 2012 and 2011, total restricted stock vested had a fair value of $0.8 million. The tax benefits realized for tax deductions related to restricted stock awards were $0.2 million and $0.1 million for the first nine months of 2012 and 2011, respectively.

Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended September 30					Nine months ended September 30
	2012		2011			2012		2011
	Shares	(1)	Shares		(1)	Shares	(1)	Shares		(1)

Outstanding, beginning of period	319,071	$22.81	231,517		$21.70	247,286	$21.80	146,500		$19.80
Granted	—	—	10,000	(3)	22.31	94,846 (2)	26.00	96,017	(3)	24.69
Vested	(2,500)	22.31	—		—	(23,997)	24.69	—		—
Forfeited	(3,346)	24.63	—		—	(4,910)	24.92	(1,000)		22.60
Outstanding, end of period	313,225	$22.80	241,517		$21.73	313,225	$22.80	241,517		$21.73

(1)         Weighted-average grant-date fair value per share. The grant date fair value of the restricted stock units was the average price of HEI common stock on the date of grant.

(2)         Total weighted-average grant-date fair value of $2.5 million.

(3)         Total weighted-average grant-date fair value of $0.2 million and $2.4 million for three and nine months ended September 30, 2011, respectively.

As of September 30, 2012, there was $3.9 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.7 years.

For the nine months ended September 30, 2012, total restricted stock units that vested and related dividends had a fair value of $0.7 million and the related tax benefits were $0.2 million.

LTIP payable in stock.  The 2011-2013 LTIP and the 2012-2014 LTIP provide for performance awards under the EIP and the 2010-2012 LTIP provides for performance awards under the SOIP of shares of HEI common stock based on the satisfaction of performance goals and service conditions. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made subject to the achievement of specified performance levels. The payout varies from 0% to 200% of the number of target shares depending on achievement of the goals. The LTIP performance goals for both LTIP periods include awards with a market goal based on total return to shareholders (TRS) of HEI stock as a percentile to the Edison Electric Institute Index over the applicable three-year period. In addition, the 2010-2012 LTIP has performance goals related to levels of HEI consolidated net income, HECO consolidated return on average common equity (ROACE), ASB net income and ASB return on assets — all based on two-year averages (2011-2012), and the 2011-2013 LTIP and the 2012-2014 LTIP have performance goals related to levels of HEI consolidated net income, HECO consolidated net income, HECO consolidated ROACE, ASB net income and ASB return on assets — all based on the applicable three-year averages.

LTIP linked to TRS.  Information about HEI’s LTIP grants linked to TRS was as follows:

	Three months ended September 30				Nine months ended September 30
	2012		2011		2012		2011
	Shares	(1)	Shares	(1)	Shares	(1)	Shares		(1)

Outstanding, beginning of period	239,407	$29.12	199,563	$25.99	197,385	$25.94	126,782		$20.33
Granted	1,723	30.71	—	—	80,647 (2)	30.71	75,015	(3)	35.46
Vested	—	—	—	—	(35,397)	14.85	—		—
Forfeited	(2,450)	31.09	(1,063)	30.67	(3,955)	30.82	(3,297)		25.10
Outstanding, end of period	238,680	$29.11	198,500	$25.97	238,680	$29.11	198,500		$25.97

(1)         Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.

(2)         Total weighted-average grant-date fair value of $2.5 million.

(3)         Total weighted-average grant-date fair value of $2.7 million.

In the third quarter of 2012, LTIP grants (under the 2012-2014 LTIP) were made payable in 1,723 shares of HEI common stock (based on the grant date prices of $27.35 and $27.22 and target TRS performance levels), with a weighted-average grant date fair value of $0.1 million based on the weighted-average grant date fair value per share of $30.71.

The following table summarizes the assumptions used to determine the fair value of the LTIP awards linked to TRS and the resulting fair value of LTIP awards granted:

	2012	2011
Risk-free interest rate	0.33%	1.25%
Expected life in years	3	3
Expected volatility	25.3%	27.8%
Range of expected volatility for Peer Group	15.5% to 34.5%	21.2% to 82.6%
Grant date fair value (per share)	$30.71	$35.46

For the nine months ended September 30, 2012, total vested LTIP awards linked to TRS and related dividends had a fair value of $0.6 million and the related tax benefits were $0.2 million.

As of September 30, 2012, there was $3.0 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TRS. The cost is expected to be recognized over a weighted-average period of 1.2 years.

LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended September 30				Nine months ended September 30
	2012		2011		2012		2011
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	295,184	$23.95	185,767	$22.63	182,498	$22.63	161,310	$18.66
Granted	4,148	27.30	—	—	122,852 (2)	26.05	113,831 (3)	24.96
Vested	—	—	—	—	—	—	—	—
Cancelled	(17,911)	18.95	—	—	(17,911)	18.95	(81,908)	18.38
Forfeited	(3,676)	24.78	(1,596)	22.74	(9,694)	24.44	(9,062)	19.61
Outstanding, end of period	277,745	$24.31	184,171	$22.63	277,745	$24.31	184,171	$22.63

(1)         Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.

(2)         Total weighted-average grant-date fair value of $3.2 million.

(3)         Total weighted-average grant-date fair value of $2.8 million.

In the third quarter of 2012, LTIP grants (under the 2012-2014 LTIP) were made payable in 4,148 shares of HEI common stock (based on the grant date prices of $27.35 and $27.22 and target performance levels relating to performance goals other than TRS), with a weighted-average grant date fair value of $0.1 million based on the weighted-average grant date fair value per share of $27.35 and $27.22.

As of September 30, 2012, there was $3.5 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TRS. The cost is expected to be recognized over a weighted-average period of 1.5 years.

7 • Earnings per share

Under the two-class method of computing earnings per share (EPS), EPS was comprised as follows for both unvested restricted stock awards and unrestricted common stock:

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
	Basic and diluted	Basic and diluted	Basic and diluted	Basic and diluted
Distributed earnings	$0.31	$0.31	$0.93	$0.93
Undistributed earnings	0.18	0.19	0.36	0.16
	$0.49	$0.50	$1.29	$1.09

As of September 30, 2012, there were no shares that were antidilutive. As of September 30, 2011, the antidilutive effects of SARs of 392,000 shares of HEI common stock, for which the exercise prices were greater than the closing market price of HEI’s common stock were not included in the computation of diluted EPS.

8 • Commitments and contingencies

See Note 4, “Bank subsidiary,” above and Note 5, “Commitments and contingencies,” of HECO’s “Notes to Consolidated Financial Statements,” below.

9 • Fair value measurements

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

The estimated fair values of certain of the Company’s financial instruments were as follows:

	September 30, 2012					December 31, 2011
	Carrying or					Carrying or
	notional	Estimated fair value				notional	Estimated
(in thousands)	amount	Level 1	Level 2	Level 3	Total	amount	fair value

Financial assets
Cash and cash equivalents, excluding money market funds	$168,502	$—	$168,502	$—	$168,502	$270,255	$270,255
Money market funds	10	—	10	—	10	10	10
Available-for-sale investment and mortgage-related securities	664,051	—	664,051	—	664,051	624,331	624,331
Investment in stock of Federal Home Loan Bank of Seattle	96,893	—	96,893	—	96,893	97,764	97,764
Loans receivable, net	3,722,243	—	—	3,948,690	3,948,690	3,652,419	3,886,253
Financial liabilities
Deposit liabilities	4,126,788	—	4,133,347	—	4,133,347	4,070,032	4,075,656	(1)
Short-term borrowings—other than bank	82,219	—	82,219	—	82,219	68,821	68,821
Other bank borrowings	211,219	—	228,533	—	228,533	233,229	250,486
Long-term debt, net—other than bank	1,429,869	—	1,491,860	—	1,491,860	1,340,070	1,400,241

(1)         Revised (increased by $83.9 million) to correct an error in the estimated fair value disclosure at December 31, 2011.

As of September 30, 2012 and December 31, 2011, loan commitments and unused lines and letters of credit issued by ASB had notional amounts of $1.5 billion and $1.3 billion, respectively, and their estimated fair value on such dates were $2.1 million and $0.3 million, respectively. As of September 30, 2012 and December 31, 2011, loans serviced by ASB for others had notional amounts of $1.2 billion and $993 million, respectively, and the estimated fair value of the servicing rights for such loans was $11.5 million and $9.8 million, respectively.

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

Assets measured at fair value on a recurring basis were as follows:

	Fair value measurements
(in thousands)	Level 1	Level 2	Level 3
September 30, 2012
Money market funds (“other” segment)	$—	$10	$—
Available-for-sale securities (bank segment)
Mortgage-related securities-FNMA, FHLMC and GNMA	$—	$364,620	$—
Federal agency obligations	—	216,583	—
Municipal bonds	—	82,848	—
	$—	$664,051	$—
December 31, 2011
Money market funds (“other” segment)	$—	$10	$—
Available-for-sale securities (bank segment)
Mortgage-related securities-FNMA, FHLMC and GNMA	$—	$344,865	$—
Federal agency obligations	—	220,727	—
Municipal bonds	—	58,739	—
	$—	$624,331	$—

Fair value measurements on a nonrecurring basis.  From time to time, the Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the writedowns of individual assets. ASB does not record loans at fair value on a recurring basis. However, from time to time, ASB records nonrecurring fair value adjustments based on the current appraised value of the collateral securing the loans or unobservable market assumptions. Unobservable assumptions reflect ASB’s own estimate of the fair value of collateral used in valuing the loan. ASB may also be required to measure goodwill at fair value on a nonrecurring basis. During the first nine months of 2012, it was not required that a measurement of the fair value of goodwill be calculated and goodwill was not measured at fair value.

Assets measured at fair value on a nonrecurring basis were as follows:

		Fair value measurements
(in millions)	Balance	Level 1	Level 2	Level 3
Loans
September 30, 2012	$24	$—	$—	$24
December 31, 2011	34	—	—	34

For the first nine months of 2012 and 2011, there were no adjustments to fair value for ASB’s loans held for sale.

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

For loans classified as Level 3 as of September 30, 2012, the significant unobservable inputs used in the fair value measurement were as follows:

($ in thousands)	Fair value at September 30, 2012	Valuation technique	Significant unobservable input	Significant unobservable input value
Residential loans	$20,088	Third party appraisal	Property sales	64%
Home equity lines of credit	649	Third party appraisal	Property sales	42%
Commercial loan	14	Third party appraisal	U.S. government agency guarantee	85%
Commercial loans	738	Third party appraisal	Fair value of business assets	45%
Commercial loan	1,998	Present value of cash flows	Present value of expected future cash flows based on anticipated debt restructuring Discount rate	Paydown of loan — 62% 4.5%
Commercial loan	227	Third party appraisal	Insurance proceeds	60%

Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurement.

10 • Cash flows

Nine months ended September 30	2012	2011
(in millions)
Supplemental disclosures of cash flow information
Interest paid to non-affiliates	$61	$74
Income tax paid/(refunded) (1)	—	(19)
Supplemental disclosures of noncash activities
Common stock dividends reinvested in HEI common stock (2)	18	12
Increases in common stock related to director and officer compensatory plans	5	6
Additions to electric utility property, plant and equipment - Unpaid invoices and other	27	21
Real estate acquired in settlement of loans	7	8

(1)         For the nine months ended September 30, 2012, estimated taxes paid were offset by refunds from the settlement of IRS examinations of prior years. For the nine months ended September 30, 2011, tax refunds resulted from repairs deductions and bonus depreciation taken in 2009 and 2010.

(2)         The amounts shown represent common stock dividends reinvested in HEI common stock under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP) in noncash transactions.

11 • Credit agreement

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

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2012	2011	2012	2011
Operating revenues	$799,203	$818,907	$2,334,826	$2,190,860
Operating expenses
Fuel oil	327,173	352,475	986,076	925,476
Purchased power	186,699	188,484	539,840	508,179
Other operation	70,441	61,415	196,806	194,334
Maintenance	30,368	32,336	91,641	92,808
Depreciation	35,941	34,983	108,556	107,673
Taxes, other than income taxes	74,850	75,355	222,149	202,502
Income taxes	22,352	23,860	58,291	46,630
Total operating expenses	747,824	768,908	2,203,359	2,077,602
Operating income	51,379	49,999	131,467	113,258
Other income
Allowance for equity funds used during construction	1,611	1,570	5,548	4,131
Other, net	1,045	1,170	3,673	2,978
Total other income	2,656	2,740	9,221	7,109
Interest and other charges
Interest on long-term debt	14,694	14,383	44,400	43,149
Amortization of net bond premium and expense	870	767	2,276	2,316
Other interest charges (credits)	286	(210)	(84)	965
Allowance for borrowed funds used during construction	(688)	(658)	(2,451)	(1,731)
Total interest and other charges	15,162	14,282	44,141	44,699
Net income	38,873	38,457	96,547	75,668
Preferred stock dividends of subsidiaries	228	228	686	686
Net income attributable to HECO	38,645	38,229	95,861	74,982
Preferred stock dividends of HECO	270	270	810	810
Net income for common stock	$38,375	$37,959	$95,051	$74,172

HEI owns all of the common stock of HECO. Therefore, per share data with respect to shares of common stock of HECO are not meaningful.

The accompanying notes for HECO are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2012	2011	2012	2011
Net income for common stock	$38,375	$37,959	$95,051	$74,172
Other comprehensive income, net of taxes:
Retirement benefit plans:
Less: amortization of net loss, prior service gain and transition obligation included in net periodic benefit cost, net of tax benefits of $2,178 and $1,150 for the three months ended September 30, 2012 and 2011 and $6,532 and $3,999 for the nine months ended September 30, 2012 and 2011, respectively	3,419	1,854	10,255	6,280
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $2,129 and $1,074 for the three months ended September 30, 2012 and 2011 and $6,386 and $3,875 for the nine months ended September 30, 2012 and 2011, respectively	(3,342)	(1,732)	(10,026)	(6,084)
Other comprehensive income, net of taxes	77	122	229	196
Comprehensive income attributable to common shareholder	$38,452	$38,081	$95,280	$74,368

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	September 30, 2012	December 31, 2011
Assets
Utility plant, at cost
Land	$51,544	$51,514
Plant and equipment	5,245,769	5,052,027
Less accumulated depreciation	(2,026,450)	(1,966,894)
Construction in progress	176,216	138,838
Net utility plant	3,447,079	3,275,485
Current assets
Cash and cash equivalents	15,722	48,806
Customer accounts receivable, net	226,933	183,328
Accrued unbilled revenues, net	132,090	137,826
Other accounts receivable, net	1,925	8,623
Fuel oil stock, at average cost	202,920	171,548
Materials and supplies, at average cost	50,493	43,188
Prepayments and other	64,006	36,667
Regulatory assets	25,103	20,283
Total current assets	719,192	650,269
Other long-term assets
Regulatory assets	690,891	649,106
Unamortized debt expense	10,786	12,786
Other	93,767	86,361
Total other long-term assets	795,444	748,253
Total assets	$4,961,715	$4,674,007
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 14,233,723 shares)	$94,911	$94,911
Premium on capital stock	426,921	426,921
Retained earnings	921,309	881,041
Accumulated other comprehensive income (loss), net of income taxes	197	(32)
Common stock equity	1,443,338	1,402,841
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,147,869	1,000,570
Total capitalization	2,625,500	2,437,704
Commitments and contingencies (Note 5)
Current liabilities
Short-term borrowings — nonaffiliates	44,719	—
Current portion of long-term debt	—	57,500
Accounts payable	211,999	188,580
Interest and preferred dividends payable	22,458	19,483
Taxes accrued	235,302	230,076
Other	62,584	69,353
Total current liabilities	577,062	564,992
Deferred credits and other liabilities
Deferred income taxes	420,724	337,863
Regulatory liabilities	319,330	315,466
Unamortized tax credits	64,178	60,614
Retirement benefits liability	463,599	495,121
Other	103,459	106,044
Total deferred credits and other liabilities	1,371,290	1,315,108
Contributions in aid of construction	387,863	356,203
Total capitalization and liabilities	$4,961,715	$4,674,007

The accompanying notes for HECO are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2011	14,234	$94,911	$426,921	$881,041	$(32)	$1,402,841
Net income for common stock	—	—	—	95,051	—	95,051
Other comprehensive income, net of taxes	—	—	—	—	229	229
Common stock dividends	—	—	—	(54,783)	—	(54,783)
Balance, September 30, 2012	14,234	$94,911	$426,921	$921,309	$197	$1,443,338
Balance, December 31, 2010	13,831	$92,224	$389,609	$851,613	$709	$1,334,155
Net income for common stock	—	—	—	74,172	—	74,172
Other comprehensive income, net of taxes	—	—	—	—	196	196
Common stock dividends	—	—	—	(52,919)	—	(52,919)
Balance, September 30, 2011	13,831	$92,224	$389,609	$872,866	$905	$1,355,604

The accompanying notes for HECO are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

Nine months ended September 30	2012	2011
(in thousands)

Cash flows from operating activities
Net income	$96,547	$75,668
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	108,556	107,673
Other amortization	4,074	12,694
Change in deferred income taxes	82,717	51,120
Change in tax credits, net	3,642	1,416
Allowance for equity funds used during construction	(5,548)	(4,131)
Change in cash overdraft	—	(2,688)
Changes in assets and liabilities
Increase in accounts receivable	(36,907)	(42,966)
Decrease (increase) in accrued unbilled revenues	5,736	(33,503)
Increase in fuel oil stock	(31,372)	(4,592)
Increase in materials and supplies	(7,305)	(5,280)
Increase in regulatory assets	(57,793)	(34,231)
Decrease in accounts payable	(3,481)	(59,526)
Change in prepaid and accrued income taxes and utility revenue taxes	(20,665)	44,498
Contributions to defined benefit pension and other postretirement benefit plans	(62,417)	(55,235)
Change in other assets and liabilities	4,228	9,551
Net cash provided by operating activities	80,012	60,468
Cash flows from investing activities
Capital expenditures	(220,970)	(142,734)
Contributions in aid of construction	33,106	15,106
Other	—	77
Net cash used in investing activities	(187,864)	(127,551)
Cash flows from financing activities
Common stock dividends	(54,783)	(52,919)
Preferred stock dividends of HECO and subsidiaries	(1,496)	(1,496)
Proceeds from issuance of long-term debt	457,000	—
Repayment of long-term debt	(368,500)	—
Net increase in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	44,719	12,498
Other	(2,172)	(67)
Net cash provided by (used in) financing activities	74,768	(41,984)
Net decrease in cash and cash equivalents	(33,084)	(109,067)
Cash and cash equivalents, beginning of period	48,806	122,936
Cash and cash equivalents, end of period	$15,722	$13,869

The accompanying notes for HECO are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 • Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto incorporated by reference in HECO’s Form 10-K for the year ended December 31, 2011 and the unaudited consolidated financial statements and the notes thereto in HECO’s Quarterly Reports on SEC Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

In the opinion of HECO’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to fairly state the financial position of HECO and its subsidiaries as of September 30, 2012 and December 31, 2011, the results of their operations for the three and nine months ended September 30, 2012 and 2011 and their cash flows for the nine months ended September 30, 2012 and 2011. All such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year. The December 31, 2011 balance sheet information has been derived from the HECO 2011 financial statements. When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the current presentation.

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

2 • Unconsolidated variable interest entities

HECO Capital Trust III.  HECO Capital Trust III (Trust III) was created and exists for the exclusive purposes of (i) issuing in March 2004 2,000,000 6.50% Cumulative Quarterly Income Preferred Securities, Series 2004 (2004 Trust Preferred Securities) ($50 million aggregate liquidation preference) to the public and trust common securities ($1.5 million aggregate liquidation preference) to HECO, (ii) investing the proceeds of these trust securities in 2004 Debentures issued by HECO in the principal amount of $31.5 million and issued by Hawaii Electric Light Company, Inc. (HELCO) and Maui Electric Company, Limited (MECO) each in the principal amount of $10 million, (iii) making distributions on these trust securities and (iv) engaging in only those other activities necessary or incidental thereto. The 2004 Trust Preferred Securities are mandatorily redeemable at the maturity of the underlying debt on March 18, 2034, which maturity may be extended to no later than March 18, 2053; and are currently redeemable at the issuer’s option without premium. The 2004 Debentures, together with the obligations of HECO, HELCO and MECO under an expense agreement and HECO’s obligations under its trust guarantee and its guarantee of the obligations of HELCO and MECO under their respective debentures, are the sole assets of Trust III. Trust III has at all times been an unconsolidated subsidiary of HECO. Since HECO, as the common security holder, does not absorb the majority of the variability of Trust III, HECO is not the primary beneficiary and does not consolidate Trust III in accordance with accounting rules on the consolidation of VIEs. Trust III’s balance sheets as of September 30, 2012 and December 31, 2011 each consisted of $51.5 million of 2004 Debentures; $50.0 million of 2004 Trust Preferred Securities; and $1.5 million of trust common securities. Trust III’s income statements for the nine months ended September 30, 2012 and 2011 each consisted of $2.5 million of interest income received from the 2004 Debentures, $2.4 million of distributions to holders of the Trust Preferred Securities, and $0.1 million of common dividends on the trust common securities to HECO. So long as the 2004 Trust Preferred Securities are outstanding, HECO is not entitled to receive any funds from Trust III other than pro-rata distributions, subject to certain subordination provisions, on the trust common securities. In the event of a default by HECO in the performance of its obligations under the 2004 Debentures or under its Guarantees, or in the event HECO, HELCO or MECO elect to defer payment of interest on any of their respective 2004 Debentures, then HECO will be subject to a number of restrictions, including a prohibition on the payment of dividends on its common stock.

Power purchase agreements.  As of September 30, 2012, HECO and its subsidiaries had six PPAs for firm capacity and other PPAs with smaller independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or small power production facilities with a capacity of 100 kW or less who buy power from or sell power to the utilities), none of which are currently required to be consolidated as VIEs. Approximately 90% of the firm capacity is purchased from AES Hawaii, Inc. (AES Hawaii), Kalaeloa Partners, L.P. (Kalaeloa), Hamakua Energy Partners, L.P. (HEP) and HPOWER. Purchases from all IPPs for the quarter ended September 30, 2012 totaled $187 million, with purchases from AES Hawaii, Kalaeloa, HEP and HPOWER totaling $38 million, $78 million, $19 million, and $18 million, respectively. Purchases for all IPPs for the quarter ended September 30, 2011 totaled $188 million, with purchases from AES Hawaii, Kalaeloa, HEP and HPOWER totaling $35 million, $87 million, $19 million, and $16 million, respectively. Purchases from all IPPs for the nine months ended September 30, 2012 totaled $540 million, with purchases from AES Hawaii, Kalaeloa, HEP and HPOWER totaling $109 million, $230 million, $48 million, and $48 million, respectively.  Purchases for all IPPs for the nine months ended September 30, 2011 totaled $508 million, with purchases from AES Hawaii, Kalaeloa, HEP and HPOWER totaling $106 million, $226 million, $44 million, and $45 million, respectively.

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

3 • Revenue taxes

HECO and its subsidiaries’ operating revenues include amounts for various Hawaii state revenue taxes. Revenue taxes are generally recorded as an expense in the period the related revenues are recognized. However, HECO and its subsidiaries’ revenue tax payments to the taxing authorities in the period are based on the prior year’s billed revenues (in the case of public service company taxes and PUC fees) or on the current year’s cash collections from electric sales (in the case of franchise taxes). For the nine months ended September 30, 2012 and 2011, HECO and its subsidiaries included approximately $212 million and $193 million, respectively, of revenue taxes in “operating revenues” and in “taxes, other than income taxes” expense.

4 • Retirement benefits

Defined benefit pension and other postretirement benefit plans information.  For the first nine months of 2012, HECO and its subsidiaries contributed $62 million to their retirement benefit plans, compared to $55 million in the first nine months of 2011. HECO and its subsidiaries’ current estimate of contributions to their retirement benefit plans in 2012 is $63 million, compared to contributions of $73 million in 2011. In addition, HECO and its subsidiaries expect to pay directly $0.8 million of benefits in 2012, compared to $1.3 million paid in 2011.

On July 6, 2012, President Obama signed the Moving Ahead for Progress in the 21st Century Act (MAP-21), which included provisions related to the funding and administration of pension plans. This law does not affect the utilities’ accounting for pension benefits; therefore, the net periodic benefit costs disclosed for the plans were not affected. The utilities elected to apply MAP-21 for 2012, which reduced the 2012 minimum funding requirement and lifted the restrictions on accelerated distribution options (which restrictions were in effect April 1, 2011 to September 30, 2012) for HECO and its subsidiaries. If the Adjusted Funding Target Attainment Percentage falls below 80% in the future, the restrictions on accelerated distribution options may apply again.

The Pension Protection Act provides that if a pension plan’s funded status falls below certain levels, more conservative assumptions must be used to value obligations under the pension plan. The HEI Retirement Plan fell below these thresholds in 2011 and the minimum required contribution for 2012 incorporates the more conservative assumptions required. Other factors could cause changes to the required contribution levels.

The components of net periodic benefit cost were as follows:

	Three months ended September 30				Nine months ended September 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2012	2011	2012	2011	2012	2011	2012	2011

Service cost	$10,400	$8,182	$1,003	$827	$31,202	$25,221	$3,010	$3,179
Interest cost	15,364	14,656	2,175	2,197	46,090	44,308	6,527	6,921
Expected return on plan assets	(16,001)	(15,574)	(2,548)	(2,655)	(48,003)	(46,210)	(7,646)	(7,881)
Amortization of net transition obligation	—	—	(2)	(2)	—	—	(6)	(6)
Amortization of net prior service gain	(173)	(187)	(450)	(590)	(517)	(561)	(1,352)	(1,129)
Amortization of net actuarial loss	5,857	3,679	363	104	17,571	11,815	1,091	159
Net periodic benefit cost	15,447	10,756	541	(119)	46,343	34,573	1,624	1,243
Impact of PUC D&Os	(3,460)	(713)	(552)	327	(12,294)	(2,813)	(1,648)	3,079
Net periodic benefit cost (adjusted for impact of PUC D&Os)	$11,987	$10,043	$(11)	$208	$34,049	$31,760	$(24)	$4,322

HECO and its subsidiaries recorded retirement benefits expense of $24 million and $27 million for the first nine months of 2012 and 2011, respectively. The electric utilities charged a portion of the net periodic benefit cost to electric utility plant.

The utilities have implemented pension and OPEB tracking mechanisms under which all of their retirement benefit expenses (except for executive life and nonqualified pension plan expenses) determined in accordance with GAAP are recovered over time.

Defined contribution plan information.  For the first nine months of 2012 and 2011, the utilities’ expense for its defined contribution pension plan was $0.2 million and de minimis, respectively.

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

Renewable energy projects.  HECO and its subsidiaries continue to negotiate with developers of proposed projects to integrate power into its grid from a variety of renewable energy sources, including solar, biomass, wind, ocean thermal energy conversion, wave and others. This includes HECO’s plan to integrate wind power into the Oahu electrical grid that would be imported via a yet-to-be-built undersea transmission cable system from a large windfarm proposed to be built on the island of Lanai.

In December 2009, the PUC allowed HECO to defer the costs of studies for the large wind project for later review of prudence and reasonableness, and HECO is now seeking PUC approval to recover the deferred costs totaling $3.9 million for the Stage 1 studies through the REIP surcharge. A decision from the PUC is pending.

In November 2011, HECO and MECO filed their application to seek PUC approval to defer for later recovery approximately $555,000 (split evenly between HECO and MECO) also through the REIP surcharge for additional studies to determine the value proposition of interconnecting the islands of Oahu and of Maui County (Maui, Lanai, and Molokai) and if doing so would be operationally beneficial and cost-effective. In August 2012, the PUC allowed HECO and MECO to defer the outside service costs for the additional studies for later review of prudence and reasonableness. The specific amount to be recovered, as well as the recovery mechanism and the terms of the recovery mechanism, will be determined at a later date.

A revised draft Request for Proposals (RFP) for 200 MW or more of renewable energy to be delivered to Oahu from any of the Hawaiian Islands has been posted on the HECO website prior to the issuance of a proposed final RFP. In February 2012, the PUC granted HECO’s request for deferred accounting treatment for the inter-island project support costs. The amount of the deferred costs was limited to $5.89 million.

In May 2012, the PUC instituted a proceeding for a competitive bidding process for up to 50 MW of firm renewable geothermal dispatchable energy (Geothermal RFP) on the island of Hawaii, and in July 2012, HELCO filed an application to defer costs related to the Geothermal RFP.

Interim increases.  As of September 30, 2012, HECO and its subsidiaries had recognized $4 million of revenues with respect to interim orders related to general rate increase requests. Revenue amounts recorded pursuant to interim orders are subject to refund, with interest, if they exceed amounts allowed in a final order.

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

In May 2011, the PUC ordered independently conducted regulatory audits on the reasonableness of costs incurred for HECO’s East Oahu Transmission Project (EOTP), Campbell Industrial Park (CIP) combustion turbine No. 1 (CT-1) project, and Customer Information System (CIS) project. The PUC subsequently eliminated the requirement for a regulatory audit for the EOTP Phase I. The PUC has not yet issued a schedule or requirements for the regulatory audits of the CIP CT-1 and CIS projects or determined if an audit for EOTP Phase 2 will be required.

Campbell Industrial Park combustion turbine No. 1 and transmission line.  HECO’s incurred costs for this project, which was placed in service in 2009, were $195 million, including $9 million of AFUDC. HECO’s current rates reflect recovery of $163 million of these project costs. In July 2011, the PUC allowed HECO to defer the portion of costs that are in excess of the prior PUC approved amounts and related depreciation for HECO’s CIP CT-1 project ($32 million) until completion of an independently conducted regulatory audit. The PUC also approved the accrual of a carrying charge on the cost of the project not yet included in rates and the related depreciation expense, from July 1, 2011 until the regulatory audit is completed and allowed the remaining project costs that were not deferred to be included in electric rates. For accounting purposes, HECO will recognize the equity portion of the carrying charge when it is collected in electric rates. Management believes no adjustment to project costs is required as of September 30, 2012.

East Oahu Transmission Project.  HECO had planned a project to construct a partially underground transmission line to a major substation. However, in 2002, an application for a permit, which would have allowed construction in a route through conservation district lands, was denied. In 2007, the PUC approved HECO’s request to expend funds for a revised EOTP in two phases (then estimated at $56 million - $42 million for Phase 1 and $14 million for Phase 2).

Phase 1 was placed in service in June 2010 at a cost of $59 million. The interim D&O issued in July 2011 in HECO’s 2011 test year rate case reflected approximately $16 million of Phase 1 costs and related depreciation expense in determining revenue requirements. In that D&O, the PUC ordered that a regulatory audit was to be conducted before the PUC determined the recoverability of the remaining Phase 1 costs.

In March 2012, the PUC approved a settlement agreement reached among HECO, the Consumer Advocate and the Department of Defense, under which, in lieu of a regulatory audit, HECO would write-off $9.5 million of Phase 1 gross plant in service and associated adjustments. This resulted in an after-tax charge to net income in the fourth quarter of 2011 of approximately $6 million and the elimination of the requirement for a Phase 1 regulatory audit. The PUC also provided for an additional increase of approximately $5 million in HECO’s 2011 test year rate case for the additional revenue requirements reflecting all remaining Phase 1 costs not previously included in rates or agreed to be written off.

In April 2010, HECO proposed a modification of Phase 2 of the EOTP that uses smart grid technology and is estimated to cost $10 million (total cost of $15 million, less $5 million of funding through the Smart Grid Investment Grant Program). In October 2010, the PUC approved HECO’s modification request for Phase 2, which was placed in service in August 2012. As of September 30, 2012, HECO’s incurred costs for the Modified Phase 2 project amounted to $10.9 million (total cost of $15.4 million, less $4.5 million received in Smart Grid Investment Grant funding). Management also expects to receive an additional $0.5 million in Smart Grid Investment Grant funding. Management believes that no adjustment to project costs of EOTP Modified Phase 2 is required as of September 30, 2012.

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

The CIS project’s new software system became operational in May 2012. As of September 30, 2012, the utilities’ total deferred and capital costs for the CIS project were $59 million. In February 2012 and May 2012, the PUC granted HECO’s and MECO’s requests, respectively, to defer CIS project operation and maintenance expenses (limited to $2.3 million per year in 2011 and 2012 for HECO and limited to $0.6 million in 2012 for MECO) that are to be subject to a regulatory audit. The PUC also allowed them to accrue AFUDC on project costs (including deferred operation and maintenance expenses) until the completion of the regulatory audit and begin amortization of such costs when the amortization is included in rates. HELCO anticipates submitting a similar deferral request, but has not yet deferred any CIS project operation and maintenance costs. A reserve for the carrying charges on the deferred costs after the system became operational has been recorded. Management believes no adjustment to project costs is required as of September 30, 2012.

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

On April 20, 2011, the Federal Register published the federal Environmental Protection Agency’s (EPA’s) proposed regulations required by section 316(b) of the CWA designed to protect aquatic organisms from adverse impacts associated with existing power plant cooling water intake structures. The proposed regulations would apply to the cooling water systems for the steam generating units at HECO’s power plants on the island of Oahu. If adopted as proposed, management believes the proposed regulations would require significant capital and annual O&M expenditures. On June 11, 2012, the EPA published additional information on the section 316(b) rule making that indicates that the EPA is considering establishing lower cost compliance alternatives in the final rule. In mid-July 2012, the EPA decided to delay issuance of the final section 316(b) rule until June 2013.

On February 16, 2012, the Federal Register published the EPA’s final rule establishing the EPA’s National Emission Standards for Hazardous Air Pollutants for fossil-fuel fired steam electrical generating units (EGUs). The final rule, known as the Mercury and Air Toxics Standards (MATS), applies to the 14 EGUs at HECO’s power plants. MATS establishes the Maximum Achievable Control Technology standards for the control of hazardous air pollutants emissions from new and existing EGUs. Based on a review of the final rule and the benefits and costs of alternative compliance strategies, HECO has selected a MATS compliance strategy based on switching to lower emission fuels. The use of lower emission fuels will provide for MATS compliance at lower overall costs, avoid the reduction in operational flexibility imposed by emissions control equipment, achieve timely compliance with the MATS and provide flexibility for optimizing the combined compliance strategies for MATS and the tightening of the National Ambient Air Quality Standards.

On September 14, 2012, the EPA Administrator signed the final action for the Hawaii Regional Haze Federal Implementation Plan (FIP). The plan establishes an annual limit for sulfur dioxide emissions from five HELCO steam generating units, with compliance required commencing December 31, 2018. No specific control technologies are required for any HECO or MECO generating units. The FIP will be effective November 8, 2012.

Depending upon the final outcome of the CWA 316(b) regulations, possible changes in CWA effluent standards, the specifics of the MATS compliance plan, the tightening of the National Ambient Air Quality Standards, and the final form of the Hawaii regional haze plan, HECO and its subsidiaries may be required to incur material capital expenditures and other compliance costs, but such amounts are not determinable at this time. Additionally, the combined effects of these regulatory initiatives may result in a decision to retire certain generating units earlier than anticipated.

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

Former Molokai Electric Company generation site.  In 1989, MECO acquired by merger Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The EPA has since performed Brownfield assessments of the Site that identified environmental impacts in the subsurface. Although MECO never operated at the Site and operations there had stopped four years before the merger, in discussions with the EPA and the Hawaii Department of Health (DOH), MECO agreed to undertake additional investigations at the Site and an adjacent parcel that Molokai Electric Company had used for equipment storage (the Adjacent Parcel) to determine the extent of impacts of subsurface contaminants. A 2011 assessment by a MECO contractor of the Adjacent Parcel identified environmental impacts, including elevated polychlorinated biphenyls (PCBs) in the subsurface soils. In cooperation with the DOH and EPA, MECO is further investigating the Site and the Adjacent Parcel to determine the extent of impacts of PCBs, fuel oils, and other subsurface contaminants. In March 2012, MECO accrued an additional $3.1 million (reserve balance of $3.6 million as of September 30, 2012) for the additional investigation and estimated cleanup costs at the Site and the Adjacent Parcel; however, final costs of remediation will depend on the results of continued investigation.

Global climate change and greenhouse gas emissions reduction.  National and international concern about climate change and the contribution of GHG emissions (including carbon dioxide emissions from the combustion of fossil fuels) to global warming have led to action by the State and to federal legislative and regulatory proposals to reduce GHG emissions.

In July 2007, Act 234, which requires a statewide reduction of GHG emissions by January 1, 2020 to levels at or below the statewide GHG emission levels in 1990, became law in Hawaii. The electric utilities participated in a Task Force established under Act 234, which was charged with developing a work plan and regulatory approach to reduce GHG emissions, as well as in initiatives aimed at reducing their GHG emissions, such as those being implemented under the Energy Agreement. On October 19, 2012, the DOH posted the proposed regulations required by Act 234 for public hearing and comment. In general, the proposed regulations would require affected sources that have the potential to emit GHGs in excess of established thresholds to reduce GHG emissions by 25% below 2010 emission levels by 2020. The proposed regulations also assess affected sources an annual fee based on tons per year of GHG emissions, beginning with emissions in calendar year 2012. The proposed regulations also track the federal “Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule” (GHG Tailoring Rule, see below) and would create new thresholds for GHG emissions from new and existing stationary source facilities. Both the federal and state regulations create certain exclusions for carbon dioxide (CO2) emissions from biomass-fired and other biogenic sources. The utilities are evaluating the impact of the proposed regulations; compliance costs could be significant.

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

In June 2010, the EPA issued its GHG Tailoring Rule. Effective January 2, 2011, under the Prevention of Significant Deterioration program, permitting of new or modified stationary sources that have the potential to emit GHGs in greater quantities than the thresholds in the GHG Tailoring Rule will entail GHG emissions evaluation, analysis and, potentially, control requirements. In January 2011, the EPA announced that it plans to defer, for three years, GHG permitting requirements for carbon dioxide (CO2) emissions from biomass-fired and other biogenic sources. The utilities are evaluating the impact of this deferral on their generation units that are or will be fired on biofuels. On March 27, 2012, the Federal Register published the EPA’s proposed New Source Performance Standard regulating carbon dioxide emissions from affected new fossil fuel-fired generating units. As proposed, the rule does not apply to non-continental units (i.e., in Hawaii and U.S. Territories) and therefore does not apply to the utilities.

HECO and its subsidiaries have taken, and continue to identify opportunities to take, direct action to reduce GHG emissions from their operations, including, but not limited to, supporting DSM programs that foster energy efficiency, using renewable resources for energy production and purchasing power from IPPs generated by renewable resources, burning renewable biodiesel in HECO’s CIP CT-1, using biodiesel for startup and shutdown of selected MECO generating units, and testing biofuel blends in other HECO and MECO generating units. Management is unable to evaluate the ultimate impact on the utilities’ operations of eventual comprehensive GHG regulation. However, management believes that the various initiatives it is undertaking will provide a sound basis for managing the electric utilities’ carbon footprint and meeting GHG reduction goals that will ultimately emerge.

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

Asset retirement obligations.  Asset retirement obligations (AROs) represent legal obligations associated with the retirement of certain tangible long-lived assets, are measured as the present value of the projected costs for the future retirement of specific assets and are recognized in the period in which the liability is incurred if a reasonable estimate of fair value can be made. HECO and its subsidiaries’ recognition of AROs have no impact on their earnings. The cost of the AROs is recovered over the life of the asset through depreciation. AROs recognized by HECO and its subsidiaries relate to obligations to retire plant and equipment, including removal of asbestos and other hazardous materials.

Changes to the ARO liability included in “Other liabilities” on HECO’s balance sheet were as follows:

(in thousands)	2012	2011
Balance, January 1	$50,871	$48,630
Accretion expense	1,233	1,641
Liabilities incurred	—	—
Liabilities settled	(2,788)	(681)
Revisions in estimated cash flows	—	390
Balance, September 30	$49,316	$49,980

Collective bargaining agreements.  As of November 1, 2012, approximately 53% of the electric utilities’ employees were members of the International Brotherhood of Electrical Workers, AFL-CIO, Local 1260, which is the only union representing employees of the electric utilities. On November 1, 2012, the utilities’ bargaining unit employees ratified a new collective bargaining agreement and a new benefit agreement that both expire on October 31, 2018. The collective bargaining agreement provides for general non-compounded wage increases (3% for 2014, 2015, 2017 and 2018, and 3.25% for 2016). (A general 3% non-compounded wage increase will be provided to bargaining unit employees for 2013 under the collective-bargaining agreement ratified in March 2011). The agreement also includes wage adjustments for certain trades and crafts positions and different wage rates for new bargaining unit office and clerical positions. The new benefit agreement provides for an escalating percentage of employee contributions without caps for medical premiums throughout the term of the agreement.

6 • Cash flows

Nine months ended September 30	2012	2011
(in millions)
Supplemental disclosures of cash flow information
Interest paid	$40	$43
Income tax paid/(refunded) (1)	2	(27)
Supplemental disclosures of noncash activities
Additions to electric utility property, plant and equipment - Unpaid invoices and other	27	21

(1)         For the nine months ended September 30, 2012, estimated taxes paid were offset by refunds from the settlement of IRS examinations of prior years. For the nine months ended September 30, 2011, tax refunds resulted from repairs deductions and bonus depreciation taken in 2009 and 2010.

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

The estimated fair values of certain of the electric utilities’ financial instruments (with the level of the fair value hierarchy in which the fair value measurements are categorized noted in parentheses) were as follows:

	September 30, 2012		December 31, 2011
(in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Financial assets
Cash and cash equivalents (Level 2)	$15,722	$15,722	$48,806	$48,806

Financial liabilities
Short-term borrowings - nonaffiliates (Level 2)	44,719	44,719	—	—
Long-term debt, net, including amounts due within one year (Level 2)	1,147,869	1,178,889	1,058,070	1,095,133

Fair value measurements on a nonrecurring basis.  From time to time, the utilities may be required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or writedowns of individual assets. As of September 30, 2012, there were no adjustments to fair value for assets measured at fair value on a nonrecurring basis in accordance with GAAP.

From time to time, the utilities may be required to measure certain liabilities at fair value on a nonrecurring basis in accordance with GAAP. The fair value of the utilities ARO (Level 3) was determined by discounting the expected future cash flows using market-observable risk-free rates as adjusted by HECO’s credit spread. The expected future cash flows to retire the assets are significant unobservable inputs used to measure fair value. HECO estimates these cash flows based on the cost of past asset retirements and contractor cost estimates. As of September 30, 2012, the undiscounted future cash outflows used were $33 million. Also, see Note 5.

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

Changes in long-term debt.

April 19, 2012 notes. On April 19, 2012, HECO, HELCO and MECO issued through a private placement taxable unsecured senior notes (the HECO Notes, HELCO Notes and MECO Notes, and together, the Notes) in the aggregate principal amounts of $327 million, $31 million and $59 million, respectively, as follows:

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

All proceeds of the Notes, except the HECO Series 2012E Notes, have been applied ($267 million in the aggregate), together with such additional funds as were required, to redeem special purpose revenue bonds (SPRBs) and refunding SPRBs issued by the Department of Budget and Finance of the State of Hawaii (DBF) for the benefit of the utilities, which outstanding bonds were in aggregate principal amount of $271 million and had stated interest rates ranging from 5.45% to 6.20%.

September 13, 2012 notes.  On September 13, 2012, HECO entered into a Note Purchase Agreement (the Note Agreement), pursuant to which HECO issued, through a private placement, its 4.53% Senior Notes, Series 2012F (to mature September 1, 2032), in the principal amount of $40 million. The notes are unsecured and interest payable on the notes is taxable. All proceeds of the notes have been applied, together with additional funds provided by HECO, to redeem the $40 million aggregate principal amount 5.10% Series 2002A (year of maturity 2032) SPRBs issued by the DBF for the benefit of HECO.

April 19 and September 13, 2012 notes.  The note agreements contain customary representations and warranties, affirmative and negative covenants, and events of default (the occurrence of which may result in some or all of the notes becoming immediately due and payable) and provisions requiring the maintenance by HECO and each of HELCO and MECO of certain financial ratios generally consistent with those in HECO’s existing amended revolving noncollateralized credit agreement.

All of the notes may be prepaid in whole or in part at any time at the prepayment price of the principal amount of the notes plus payment of a “Make-Whole Amount.” Each of the note agreements also (a) requires the utilities or HECO to offer to prepay the notes (without a Make-Whole Amount) in the event that HEI ceases to own 100% of the common stock or other securities of HECO that is ordinarily entitled, in the absence of contingencies, to vote in the election of HECO directors unless, at the time of such cessation of ownership and at all times during the period of 90 consecutive days thereafter, the long-term unsecured, unenhanced debt of HECO maintains an investment grade rating by at least one rating agency or, if more than one rating agency rates such indebtedness, then by each such rating agency, and (b) permits the utilities or HECO to offer to prepay notes (without a Make-Whole amount) in the event of a sale of assets that would otherwise constitute a covenant default.

9 • Reconciliation of electric utility operating income per HEI and HECO consolidated statements of income

	Three months ended September 30		Nine months ended September 30
(in thousands)	2012	2011	2012	2011
Operating income from regulated and nonregulated activities before income taxes (per HEI consolidated statements of income)	$74,819	$74,956	$193,569	$162,682
Deduct:
Income taxes on regulated activities	(22,352)	(23,860)	(58,291)	(46,630)
Revenues from nonregulated activities	(1,892)	(1,347)	(5,431)	(3,467)
Add: Expenses from nonregulated activities	804	250	1,620	673
Operating income from regulated activities after income taxes (per HECO consolidated statements of income)	$51,379	$49,999	$131,467	$113,258

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

HECO also unconditionally guarantees HELCO’s and MECO’s obligations (a) to the State of Hawaii for the repayment of principal and interest on SPRBs issued for the benefit of HELCO and MECO, (b) under their respective private placement note agreements and the HELCO Notes and MECO notes issued thereunder (see Note 8 above) and (c) relating to the trust preferred securities of Trust III (see Note 2 above). HECO is also obligated, after the satisfaction of its obligations on its own preferred stock, to make dividend, redemption and liquidation payments on HELCO’s and MECO’s preferred stock if the respective subsidiary is unable to make such payments.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (Loss) (unaudited)

Three months ended September 30, 2012

(in thousands)	HECO	HELCO	MECO	Other subsidiaries	Consolidating adjustments	HECO Consolidated
Operating revenues	$579,464	108,490	111,249	—	—	$799,203
Operating expenses
Fuel oil	248,443	25,752	52,978	—	—	327,173
Purchased power	135,507	37,693	13,499	—	—	186,699
Other operation	48,201	10,888	11,352	—	—	70,441
Maintenance	19,615	5,146	5,607	—	—	30,368
Depreciation	22,738	8,299	4,904	—	—	35,941
Taxes, other than income taxes	53,935	10,444	10,471	—	—	74,850
Income taxes	15,725	2,782	3,845	—	—	22,352
Total operating expenses	544,164	101,004	102,656	—	—	747,824
Operating income	35,300	7,486	8,593	—	—	51,379
Other income (loss)
Allowance for equity funds used during construction	1,323	148	140	—	—	1,611
Equity in earnings of subsidiaries	11,285	—	—	—	(11,285)	—
Other, net	913	114	47	(1)	(28)	1,045
Total other income (loss)	13,521	262	187	(1)	(11,313)	2,656
Interest and other charges
Interest on long-term debt	9,981	2,751	1,962	—	—	14,694
Amortization of net bond premium and expense	629	117	124	—	—	870
Other interest charges	142	78	94	—	(28)	286
Allowance for borrowed funds used during construction	(576)	(59)	(53)	—	—	(688)
Total interest and other charges	10,176	2,887	2,127	—	(28)	15,162
Net income (loss)	38,645	4,861	6,653	(1)	(11,285)	38,873
Preferred stock dividend of subsidiaries	—	133	95	—	—	228
Net income (loss) attributable to HECO	38,645	4,728	6,558	(1)	(11,285)	38,645
Preferred stock dividends of HECO	270	—	—	—	—	270
Net income (loss) for common stock	$38,375	4,728	6,558	(1)	(11,285)	$38,375

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Comprehensive Income (Loss) (unaudited)

Three months ended September 30, 2012

(in thousands)	HECO	HELCO	MECO	Other subsidiaries	Consolidating adjustments	HECO Consolidated
Net income (loss) for common stock	$38,375	4,728	6,558	(1)	(11,285)	$38,375
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Less: amortization of net loss, prior service gain and transition obligation included in net periodic benefit cost, net of tax benefits	3,419	526	443	—	(969)	3,419
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(3,342)	(521)	(436)	—	957	(3,342)
Other comprehensive income (loss), net of taxes	77	5	7	—	(12)	77
Comprehensive income (loss) attributable to common shareholder	$38,452	4,733	6,565	(1)	(11,297)	$38,452

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (Loss) (unaudited)

Three months ended September 30, 2011

(in thousands)	HECO	HELCO	MECO	Other subsidiaries	Consolidating adjustments	HECO Consolidated
Operating revenues	$590,014	118,420	110,473	—	—	$818,907
Operating expenses
Fuel oil	259,027	31,433	62,015	—	—	352,475
Purchased power	141,742	38,252	8,490	—	—	188,484
Other operation	43,604	8,530	9,281	—	—	61,415
Maintenance	20,776	5,115	6,445	—	—	32,336
Depreciation	21,613	8,148	5,222	—	—	34,983
Taxes, other than income taxes	54,052	10,929	10,374	—	—	75,355
Income taxes	16,341	4,988	2,531	—	—	23,860
Total operating expenses	557,155	107,395	104,358	—	—	768,908
Operating income	32,859	11,025	6,115	—	—	49,999
Other income (loss)
Allowance for equity funds used during construction	1,220	131	219	—	—	1,570
Equity in earnings of subsidiaries	11,929	—	—	—	(11,929)	—
Other, net	930	130	116	(2)	(4)	1,170
Total other income (loss)	14,079	261	335	(2)	(11,933)	2,740
Interest and other charges
Interest on long-term debt	9,130	2,985	2,268	—	—	14,383
Amortization of net bond premium and expense	503	137	127	—	—	767
Other interest charges	(406)	97	103	—	(4)	(210)
Allowance for borrowed funds used during construction	(518)	(54)	(86)	—	—	(658)
Total interest and other charges	8,709	3,165	2,412	—	(4)	14,282
Net income (loss)	38,229	8,121	4,038	(2)	(11,929)	38,457
Preferred stock dividend of subsidiaries	—	133	95	—	—	228
Net income (loss) attributable to HECO	38,229	7,988	3,943	(2)	(11,929)	38,229
Preferred stock dividends of HECO	270	—	—	—	—	270
Net income (loss) for common stock	$37,959	7,988	3,943	(2)	(11,929)	$37,959

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Comprehensive Income (Loss) (unaudited)

Three months ended September 30, 2011

(in thousands)	HECO	HELCO	MECO	Other subsidiaries	Consolidating adjustments	HECO Consolidated
Net income (loss) for common stock	$37,959	7,988	3,943	(2)	(11,929)	$37,959
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Less: amortization of net loss, prior service gain and transition obligation included in net periodic benefit cost, net of tax benefits	1,854	296	301	—	(597)	1,854
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(1,732)	(285)	(281)	—	566	(1,732)
Other comprehensive income (loss), net of taxes	122	11	20	—	(31)	122
Comprehensive income (loss) attributable to common shareholder	$38,081	7,999	3,963	(2)	(11,960)	$38,081

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (Loss) (unaudited)

Nine months ended September 30, 2012

(in thousands)	HECO	HELCO	MECO	Other subsidiaries	Consolidating adjustments	HECO Consolidated
Operating revenues	$1,677,604	332,558	324,664	—	—	$2,334,826
Operating expenses
Fuel oil	724,862	88,778	172,436	—	—	986,076
Purchased power	401,423	108,996	29,421	—	—	539,840
Other operation	132,770	29,851	34,185	—	—	196,806
Maintenance	60,993	14,280	16,368	—	—	91,641
Depreciation	68,046	25,036	15,474	—	—	108,556
Taxes, other than income taxes	159,928	31,330	30,891	—	—	222,149
Income taxes	41,049	9,836	7,406	—	—	58,291
Total operating expenses	1,589,071	308,107	306,181	—	—	2,203,359
Operating income	88,533	24,451	18,483	—	—	131,467
Other income (loss)
Allowance for equity funds used during construction	4,558	433	557	—	—	5,548
Equity in earnings of subsidiaries	28,025	—	—	—	(28,025)	—
Other, net	3,114	314	304	(3)	(56)	3,673
Total other income (loss)	35,697	747	861	(3)	(28,081)	9,221
Interest and other charges
Interest on long-term debt	29,301	8,649	6,450	—	—	44,400
Amortization of net bond premium and expense	1,541	362	373	—	—	2,276
Other interest charges	(412)	131	253	—	(56)	(84)
Allowance for borrowed funds used during construction	(2,061)	(174)	(216)	—	—	(2,451)
Total interest and other charges	28,369	8,968	6,860	—	(56)	44,141
Net income (loss)	95,861	16,230	12,484	(3)	(28,025)	96,547
Preferred stock dividend of subsidiaries	—	400	286	—	—	686
Net income (loss) attributable to HECO	95,861	15,830	12,198	(3)	(28,025)	95,861
Preferred stock dividends of HECO	810	—	—	—	—	810
Net income (loss) for common stock	$95,051	15,830	12,198	(3)	(28,025)	$95,051

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Comprehensive Income (Loss) (unaudited)

Nine months ended September 30, 2012

(in thousands)	HECO	HELCO	MECO	Other subsidiaries	Consolidating adjustments	HECO Consolidated
Net income (loss) for common stock	$95,051	15,830	12,198	(3)	(28,025)	$95,051
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Less: amortization of net loss, prior service gain and transition obligation included in net periodic benefit cost, net of tax benefits	10,255	1,576	1,328	—	(2,904)	10,255
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(10,026)	(1,558)	(1,309)	—	2,867	(10,026)
Other comprehensive income (loss), net of taxes	229	18	19	—	(37)	229
Comprehensive income (loss) attributable to common shareholder	$95,280	15,848	12,217	(3)	(28,062)	$95,280

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (Loss) (unaudited)

Nine months ended September 30, 2011

(in thousands)	HECO	HELCO	MECO	Other subsidiaries	Consolidating adjustments	HECO Consolidated
Operating revenues	$1,550,491	328,650	311,719	—	—	$2,190,860
Operating expenses
Fuel oil	662,524	90,047	172,905	—	—	925,476
Purchased power	386,414	100,516	21,249	—	—	508,179
Other operation	139,255	26,322	28,757	—	—	194,334
Maintenance	64,045	13,263	15,500	—	—	92,808
Depreciation	67,381	24,619	15,673	—	—	107,673
Taxes, other than income taxes	143,049	30,265	29,188	—	—	202,502
Income taxes	24,679	13,482	8,469	—	—	46,630
Total operating expenses	1,487,347	298,514	291,741	—	—	2,077,602
Operating income	63,144	30,136	19,978	—	—	113,258
Other income (loss)
Allowance for equity funds used during construction	3,154	447	530	—	—	4,131
Equity in earnings of subsidiaries	34,382	—	—	—	(34,382)	—
Other, net	2,288	450	270	(8)	(22)	2,978
Total other income (loss)	39,824	897	800	(8)	(34,404)	7,109
Interest and other charges
Interest on long-term debt	27,391	8,954	6,804	—	—	43,149
Amortization of net bond premium and expense	1,519	417	380	—	—	2,316
Other interest charges	414	271	302	—	(22)	965
Allowance for borrowed funds used during construction	(1,338)	(189)	(204)	—	—	(1,731)
Total interest and other charges	27,986	9,453	7,282	—	(22)	44,699
Net income (loss)	74,982	21,580	13,496	(8)	(34,382)	75,668
Preferred stock dividend of subsidiaries	—	400	286	—	—	686
Net income (loss) attributable to HECO	74,982	21,180	13,210	(8)	(34,382)	74,982
Preferred stock dividends of HECO	810	—	—	—	—	810
Net income (loss) for common stock	$74,172	21,180	13,210	(8)	(34,382)	$74,172

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Comprehensive Income (Loss) (unaudited)

Nine months ended September 30, 2011

(in thousands)	HECO	HELCO	MECO	Other subsidiaries	Consolidating adjustments	HECO Consolidated
Net income (loss) for common stock	$74,172	21,180	13,210	(8)	(34,382)	$74,172
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Less: amortization of net loss, prior service gain and transition obligation included in net periodic benefit cost, net of tax benefits	6,280	992	868	—	(1,860)	6,280
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(6,084)	(980)	(849)	—	1,829	(6,084)
Other comprehensive income (loss), net of taxes	196	12	19	—	(31)	196
Comprehensive income (loss) attributable to common shareholder	$74,368	21,192	13,229	(8)	(34,413)	$74,368

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Balance Sheet (unaudited)

September 30, 2012

(in thousands)	HECO	HELCO	MECO	Other subsidiaries	Consolidating adjustments	HECO Consolidated
Assets
Utility plant, at cost
Land	$43,347	5,182	3,015	—	—	$51,544
Plant and equipment	3,244,892	1,066,465	934,412	—	—	5,245,769
Less accumulated depreciation	(1,172,560)	(431,229)	(422,661)	—	—	(2,026,450)
Construction in progress	146,571	15,963	13,682	—	—	176,216
Net utility plant	2,262,250	656,381	528,448	—	—	3,447,079
Investment in wholly owned subsidiaries, at equity	527,791	—	—	—	(527,791)	—
Current assets
Cash and cash equivalents	6,982	5,226	3,409	105	—	15,722
Advances to affiliates	—	29,400	7,000	—	(36,400)	—
Customer accounts receivable, net	166,597	35,074	25,262	—	—	226,933
Accrued unbilled revenues, net	99,901	15,392	16,797	—	—	132,090
Other accounts receivable, net	15,864	1,950	995	—	(16,884)	1,925
Fuel oil stock, at average cost	164,402	16,054	22,464	—	—	202,920
Materials and supplies, at average cost	31,416	5,419	13,658	—	—	50,493
Prepayments and other	47,458	7,314	9,234	—	—	64,006
Regulatory assets	22,693	1,236	1,174	—	—	25,103
Total current assets	555,313	117,065	99,993	105	(53,284)	719,192
Other long-term assets
Regulatory assets	512,576	89,736	88,579	—	—	690,891
Unamortized debt expense	7,227	2,100	1,459	—	—	10,786
Other	60,361	14,645	18,761	—	—	93,767
Total other long-term assets	580,164	106,481	108,799	—	—	795,444
Total assets	$3,925,518	879,927	737,240	105	(581,075)	$4,961,715
Capitalization and liabilities
Capitalization
Common stock equity	$1,443,338	286,462	241,225	104	(527,791)	$1,443,338
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	780,546	201,323	166,000	—	—	1,147,869
Total capitalization	2,246,177	494,785	412,225	104	(527,791)	2,625,500
Current liabilities
Short-term borrowings-nonaffiliate	44,719	—	—	—	—	44,719
Short-term borrowings-affiliate	36,400	—	—	—	(36,400)	—
Accounts payable	170,792	23,283	17,924	—	—	211,999
Interest and preferred dividends payable	15,122	3,809	3,533	—	(6)	22,458
Taxes accrued	164,498	36,720	34,084	—	—	235,302
Other	46,868	15,135	17,458	1	(16,878)	62,584
Total current liabilities	478,399	78,947	72,999	1	(53,284)	577,062
Deferred credits and other liabilities
Deferred income taxes	301,803	69,344	49,577	—	—	420,724
Regulatory liabilities	216,284	66,077	36,969	—	—	319,330
Unamortized tax credits	38,091	13,190	12,897	—	—	64,178
Retirement benefits liability	345,537	57,390	60,672	—	—	463,599
Other	69,109	20,334	14,016	—	—	103,459
Total deferred credits and other liabilities	970,824	226,335	174,131	—	—	1,371,290
Contributions in aid of construction	230,118	79,860	77,885	—	—	387,863
Total capitalization and liabilities	$3,925,518	879,927	737,240	105	(581,075)	$4,961,715

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Balance Sheet (unaudited)

December 31, 2011

(in thousands)	HECO	HELCO	MECO	Other subsidiaries	Consolidating adjustments	HECO Consolidated
Assets
Utility plant, at cost
Land	$43,316	5,182	3,016	—	—	$51,514
Plant and equipment	3,091,908	1,048,599	911,520	—	—	5,052,027
Less accumulated depreciation	(1,141,839)	(414,769)	(410,286)	—	—	(1,966,894)
Construction in progress	117,625	8,144	13,069	—	—	138,838
Net utility plant	2,111,010	647,156	517,319	—	—	3,275,485
Investment in wholly owned subsidiaries, at equity	516,143	—	—	—	(516,143)	—
Current assets
Cash and cash equivalents	44,819	3,383	496	108	—	48,806
Advances to affiliates	—	46,150	18,500	—	(64,650)	—
Customer accounts receivable, net	130,190	28,602	24,536	—	—	183,328
Accrued unbilled revenues, net	103,328	18,499	15,999	—	—	137,826
Other accounts receivable, net	8,987	1,186	3,008	—	(4,558)	8,623
Fuel oil stock, at average cost	128,037	19,217	24,294	—	—	171,548
Materials and supplies, at average cost	25,096	4,700	13,392	—	—	43,188
Prepayments and other	22,517	6,948	7,343	—	(141)	36,667
Regulatory assets	18,038	1,115	1,130	—	—	20,283
Total current assets	481,012	129,800	108,698	108	(69,349)	650,269
Other long-term assets
Regulatory assets	478,851	86,394	83,861	—	—	649,106
Unamortized debt expense	8,446	2,464	1,876	—	—	12,786
Other	58,672	11,843	15,846	—	—	86,361
Total other long-term assets	545,969	100,701	101,583	—	—	748,253
Total assets	$3,654,134	877,657	727,600	108	(585,492)	$4,674,007
Capitalization and liabilities
Capitalization
Common stock equity	$1,402,841	280,468	235,568	107	(516,143)	$1,402,841
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	629,757	204,110	166,703	—	—	1,000,570
Total capitalization	2,054,891	491,578	407,271	107	(516,143)	2,437,704
Current liabilities
Current portion of long-term debt	42,580	7,200	7,720	—	—	57,500
Short-term borrowings-affiliate	64,650	—	—	—	(64,650)	—
Accounts payable	140,044	29,616	18,920	—	—	188,580
Interest and preferred dividends payable	12,648	4,074	2,762	—	(1)	19,483
Taxes accrued	155,867	38,598	35,752	—	(141)	230,076
Other	50,828	9,478	13,603	1	(4,557)	69,353
Total current liabilities	466,617	88,966	78,757	1	(69,349)	564,992
Deferred credits and other liabilities
Deferred income taxes	236,890	61,044	39,929	—	—	337,863
Regulatory liabilities	215,401	62,049	38,016	—	—	315,466
Unamortized tax credits	34,877	12,951	12,786	—	—	60,614
Retirement benefits liability	368,245	62,036	64,840	—	—	495,121
Other	72,418	22,391	11,235	—	—	106,044
Total deferred credits and other liabilities	927,831	220,471	166,806	—	—	1,315,108
Contributions in aid of construction	204,795	76,642	74,766	—	—	356,203
Total capitalization and liabilities	$3,654,134	877,657	727,600	108	(585,492)	$4,674,007

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Changes in Common Stock Equity (unaudited)

Nine months ended September 30, 2012

(in thousands)	HECO	HELCO	MECO	Other subsidiaries	Consolidating adjustments	HECO Consolidated
Balance, December 31, 2011	$1,402,841	280,468	235,568	107	(516,143)	$1,402,841
Net income (loss) for common stock	95,051	15,830	12,198	(3)	(28,025)	95,051
Other comprehensive income, net of taxes	229	18	19	—	(37)	229
Common stock dividends	(54,783)	(9,854)	(6,560)	—	16,414	(54,783)
Balance, September 30, 2012	$1,443,338	286,462	241,225	104	(527,791)	$1,443,338

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Changes in Common Stock Equity (unaudited)

Nine months ended September 30, 2011

(in thousands)	HECO	HELCO	MECO	Other subsidiaries	Consolidating adjustments	HECO Consolidated
Balance, December 31, 2010	$1,334,155	269,986	229,651	91	(499,728)	$1,334,155
Net income (loss) for common stock	74,172	21,180	13,210	(8)	(34,382)	74,172
Other comprehensive income, net of taxes	196	12	19	—	(31)	196
Common stock dividends	(52,919)	(12,093)	(9,003)	—	21,096	(52,919)
Capital contribution from parent	—	—	—	25	(25)	—
Balance, September 30, 2011	$1,355,604	279,085	233,877	108	(513,070)	$1,355,604

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Cash Flows (unaudited)

Nine months ended September 30, 2012

(in thousands)	HECO	HELCO	MECO	Other subsidiaries	Consolidating adjustments	HECO Consolidated
Cash flows from operating activities:
Net income (loss)	$95,861	16,230	12,484	(3)	(28,025)	$96,547
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(28,100)	—	—	—	28,025	(75)
Common stock dividends received from subsidiaries	16,464	—	—	—	(16,414)	50
Depreciation of property, plant and equipment	68,046	25,036	15,474	—	—	108,556
Other amortization	691	1,776	1,607	—	—	4,074
Change in deferred income taxes	64,790	8,290	9,637	—	—	82,717
Change in tax credits, net	3,256	256	130	—	—	3,642
Allowance for equity funds used during construction	(4,558)	(433)	(557)	—	—	(5,548)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(43,284)	(7,236)	1,287	—	12,326	(36,907)
Decrease (increase) in accrued unbilled revenues	3,427	3,107	(798)	—	—	5,736
Decrease (increase) in fuel oil stock	(36,365)	3,163	1,830	—	—	(31,372)
Increase in materials and supplies	(6,320)	(719)	(266)	—	—	(7,305)
Increase in regulatory assets	(44,175)	(6,621)	(6,997)	—	—	(57,793)
Increase (decrease) in accounts payable	7,872	(8,518)	(2,835)	—	—	(3,481)
Change in prepaid and accrued income and utility revenue taxes	(14,006)	(3,562)	(3,097)	—	—	(20,665)
Contributions to defined benefit pension and other postretirement benefit plans	(45,878)	(8,270)	(8,269)	—	—	(62,417)
Change in other assets and liabilities	5,451	5,013	6,115	—	(12,326)	4,253
Net cash provided by (used in) operating activities	43,172	27,512	25,745	(3)	(16,414)	80,012
Cash flows from investing activities:
Capital expenditures	(172,872)	(26,331)	(21,767)	—	—	(220,970)
Contributions in aid of construction	25,547	4,199	3,360	—	—	33,106
Advances from (to) affiliates	—	16,750	11,500	—	(28,250)	—
Net cash used in investing activities	(147,325)	(5,382)	(6,907)	—	(28,250)	(187,864)
Cash flows from financing activities:
Common stock dividends	(54,783)	(9,854)	(6,560)	—	16,414	(54,783)
Preferred stock dividends of HECO and subsidiaries	(810)	(400)	(286)	—	—	(1,496)
Proceeds from issuance of long-term debt	367,000	31,000	59,000	—	—	457,000
Repayment of long-term debt	(259,580)	(41,200)	(67,720)	—	—	(368,500)
Net increase in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	16,469	—	—	—	28,250	44,719
Other	(1,980)	167	(359)	—	—	(2,172)
Net cash provided by (used in) financing activities	66,316	(20,287)	(15,925)	—	44,664	74,768
Net increase (decrease) in cash and cash equivalents	(37,837)	1,843	2,913	(3)	—	(33,084)
Cash and cash equivalents, beginning of period	44,819	3,383	496	108	—	48,806
Cash and cash equivalents, end of period	$6,982	5,226	3,409	105	—	$15,722

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Cash Flows (unaudited)

Nine months ended September 30, 2011

(in thousands)	HECO	HELCO	MECO	Other subsidiaries	Consolidating adjustments	HECO Consolidated
Cash flows from operating activities:
Net income (loss)	$74,982	21,580	13,496	(8)	(34,382)	$75,668
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(34,457)	—	—	—	34,382	(75)
Common stock dividends received from subsidiaries	21,171	—	—	—	(21,096)	75
Depreciation of property, plant and equipment	67,381	24,619	15,673	—	—	107,673
Other amortization	9,390	1,928	1,376	—	—	12,694
Change in deferred income taxes	33,606	9,801	7,713	—	—	51,120
Change in tax credits, net	771	510	135	—	—	1,416
Allowance for equity funds used during construction	(3,154)	(447)	(530)	—	—	(4,131)
Change in cash overdraft	—	(2,527)	(161)	—	—	(2,688)
Changes in assets and liabilities:
Increase in accounts receivable	(33,705)	(3,600)	(5,926)	—	265	(42,966)
Decrease (increase) in accrued unbilled revenues	(32,482)	(1,719)	698	—	—	(33,503)
Decrease (increase) in fuel oil stock	7,631	(4,691)	(7,532)	—	—	(4,592)
Increase in materials and supplies	(4,640)	(86)	(554)	—	—	(5,280)
Increase in regulatory assets	(27,602)	(1,551)	(5,078)	—	—	(34,231)
Increase (decrease) in accounts payable	(52,693)	100	(6,933)	—	—	(59,526)
Change in prepaid and accrued income and utility revenue taxes	25,633	8,760	10,105	—	—	44,498
Contributions to defined benefit pension and other postretirement benefit plans	(40,944)	(6,914)	(7,377)	—	—	(55,235)
Change in other assets and liabilities	5,582	1,429	2,807	(2)	(265)	9,551
Net cash provided by (used in) operating activities	16,470	47,192	17,912	(10)	(21,096)	60,468
Cash flows from investing activities:
Capital expenditures	(100,033)	(22,770)	(19,931)	—	—	(142,734)
Contributions in aid of construction	9,381	3,884	1,841	—	—	15,106
Other	77	—	—	—	—	77
Investment in consolidated subsidiary	(25)	—	—	—	25	—
Advances from (to) affiliates	—	(13,750)	10,500	—	3,250	—
Net cash used in investing activities	(90,600)	(32,636)	(7,590)	—	3,275	(127,551)
Cash flows from financing activities:
Common stock dividends	(52,919)	(12,093)	(9,003)	—	21,096	(52,919)
Preferred stock dividends of HECO and subsidiaries	(810)	(400)	(286)	—	—	(1,496)
Net increase in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	15,748	—	—	—	(3,250)	12,498
Proceeds from issuance of common stock	—	—	—	25	(25)	—
Other	(61)	—	(6)	—	—	(67)
Net cash provided by (used in) financing activities	(38,042)	(12,493)	(9,295)	25	17,821	(41,984)
Net increase (decrease) in cash and cash equivalents	(112,172)	2,063	1,027	15	—	(109,067)
Cash and cash equivalents, beginning of period	121,019	1,229	594	94	—	122,936
Cash and cash equivalents, end of period	$8,847	3,292	1,621	109	—	$13,869

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and HECO’s Form 10-K for 2011 and should be read in conjunction with the 2011 annual consolidated financial statements of HEI and HECO and notes thereto included and incorporated by reference, respectively, in HEI’s and HECO’s Form 10-K for 2011, as well as the quarterly (as of and for the three and nine months ended September 30, 2012) financial statements and notes thereto included in this Form 10-Q.

HEI Consolidated

RESULTS OF OPERATIONS

(in thousands, except per	Three months ended September 30%			Primary reason(s) for
share amounts)	2012	2011	change	significant change*
Revenues	$867,720	$886,355	(2)	Decrease for the electric utility segment, partly offset by an increase for the bank segment

Operating income	91,702	94,490	(3)	Decreases for the bank and “other” segments, partly offset by an increase for the electric utility segment

Net income for common stock	47,706	48,404	(1)	Lower operating income, largely offset by lower income taxes

Basic earnings per common share	$0.49	$0.50	(2)	Lower net income
Weighted-average number of common shares outstanding	97,157	95,873	1	Issuances of shares under the HEI Dividend Reinvestment and Stock Purchase Plan and Company employee plans

(in thousands, except per	Nine months ended September 30%			Primary reason(s) for
share amounts)	2012	2011	change	significant change*
Revenues	$2,536,848	$2,391,307	6	Increase for the electric utility and “other” segments, partly offset by a decrease for the bank segment

Operating income	246,924	221,526	11	Increase for the electric utility segment, partly offset by decreases for the bank and “other” segments

Net income for common stock	124,822	104,005	20	Higher operating income, lower “interest expense—other than on deposit liabilities and other bank borrowings” and higher AFUDC, partly offset by higher income taxes

Basic earnings per common share	$1.29	$1.09	18	Higher net income
Weighted-average number of common shares outstanding	96,674	95,365	1	Issuances of shares under the HEI Dividend Reinvestment and Stock Purchase Plan and Company employee plans

*      Also, see segment discussions which follow.

Notes:    The Company’s effective tax rates (combined federal and state) for the third quarters of 2012 and 2011 were 35% and 36%, respectively, and for the first nine months of 2012 and 2011 were 36% and 35%, respectively. The lower effective rate for the third quarter of 2012 compared to the same period in 2011 was due primarily to the favorable settlement of the IRS examination of tax years 2007-2009 in 2012. The higher effective tax rate for the first nine months of 2012 compared to the same period in 2011 was due primarily to prior year items (tax benefits recognized as a result of a favorable settlement with the IRS regarding China investment losses and nontaxable bank-owned life insurance proceeds received) and lower utility state tax credit amortization in 2012, partly offset by the impact of the favorable settlement of the IRS examination of tax years 2007-2009 in 2012.

HEI’s consolidated ROACE was 10.1% for the twelve months ended September 30, 2012 and 8.5% for the twelve months ended September 30, 2011.

Dividends.  The payout ratios for the first nine months of 2012 and full year 2011 were 72% and 86%, respectively. HEI currently expects to maintain the dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation, including but not limited to the Company’s results of operations, the long-term prospects for the Company, and current and expected future economic conditions.

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

Hawaii’s tourism industry, a significant driver of Hawaii’s economy, continued to improve in 2012. State visitor arrivals grew by 9.6% in the first nine months of 2012 over the same period in 2011. State visitor expenditures also continued to grow, increasing by 19.5% September year-to-date 2012 over the same period in 2011. Hotel occupancies and room rates also continued to rise. The outlook for the visitor industry remains positive with the Hawaii Tourism Authority expecting a 9% increase in airline seat capacity for 2012 over 2011.

Hawaii’s unemployment rate was 5.7% in September 2012, lower than the state’s 6.8% rate in September 2011 and the September 2012 national unemployment rate of 7.8%. Hawaii’s unemployment rate has slowly improved after reaching a high of 7.1% in 2009.

For the first nine months of 2012 compared to the same period in 2011, the median sales price for single family residential homes on Oahu increased by 8.8% and home sales increased 3.5%. The September year-to-date 2012 Oahu condominium median sales price rose 4.1% above September year-to-date 2011 and closed sales increased 2.6%.

Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. The dramatic reduction in Japan’s nuclear production following the tragic earthquake and tsunami in March 2011 has increased regional demand for energy supplies, including petroleum, such that the prices of the utilities’ fuels have remained relatively elevated in the first nine months of 2012 compared to the same period in 2011.

The Federal Open Market Committee (FOMC) took additional steps to stimulate the U.S. economy on September 13, 2012, based on the current moderate economic outlook. The FOMC held the federal funds rate target at 0 to 0.25% and expects to maintain the record low rates at least through mid-2015, six months longer than previously expected. The FOMC’s concern that economic growth may not be strong enough to generate sustained improvement in labor market conditions resulted in a decision to purchase $40 billion per month of additional agency mortgage-backed securities. The FOMC also decided to continue other previously announced actions in order to put downward pressure on longer-term interest rates, support mortgage markets, and assist broader accommodative financial conditions. The FOMC stated it is also prepared to take further action as appropriate to support a stronger economic recovery and sustained improvement in labor market conditions in a context of price stability.

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

In December 2011, the Internal Revenue Service (IRS) issued regulations, which provide a framework for determining whether expenditures are deductible as repairs, effective January 1, 2012. The IRS is expected to issue additional revenue procedures containing transitional rules and guidance. The Company is reviewing these regulations and will analyze subsequently issued guidance for their impacts and for the opportunities they present for 2012 and future years.

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

Retirement benefits.  For the first nine months of 2012, the Company’s defined benefit retirement plans’ assets generated a gain, after investment management fees, of 12.1%. The market value of the defined benefit retirement plans’ assets of the Company as of September 30, 2012 was $1.1 billion (including $1.0 billion for the utilities) compared to $983 million at December 31, 2011 (including $893 million for the utilities).

The Company now estimates that the cash funding for its retirement benefit plans in 2012 will be $78 million ($63 million by the utilities, $13 million by ASB (for its frozen defined benefit pension plan) and $2 million by HEI), which more than satisfies the minimum funding requirements under the Pension Protection Act of 2006 and considers the requirements of the utilities’ tracking mechanisms, the plans’ funded status and funding policy. The previous estimates of cash funding in 2012 for the retirement benefit plans were $104 million for the utilities and $3 million for HEI, but these estimates were revised in the third quarter of 2012 as a result of the enactment of MAP-21. MAP-21 changed the methodology for determining the interest rates used in calculating the minimum funding requirement of the Company’s pension plans and had the effect of increasing the 2012 Adjusted Funding Target Attainment Percentage under the Pension Protection Act of 2006 and reducing near-term requirements for contributions to the plans. MAP-21 also provides for increases in the premiums that the Company will be required to pay in future years to the Pension Benefit Guaranty Corporation.

The following table reflects the sensitivity to the qualified defined benefit pension projected benefit obligation (PBO) as of December 31, 2012, associated with a change in the pension benefits discount rate actuarial assumption by the indicated basis points and constitutes “forward-looking statements.”

	Change in 5.19%	Impact on HEI	Impact on HECO
Actuarial Assumption	assumption in basis points	consolidated PBO	consolidated PBO
Pension benefits discount rate	- 100/+100	$210 million/$(168) million	$194 million/$(155) million

Commitments and contingencies.  See Note 8 of HEI’s “Notes to Consolidated Financial Statements.”

“Other” segment.

	Three months ended September 30		Nine months ended September 30		Primary reason(s) for
(in thousands)	2012	2011	2012	2011	significant change
Revenues	$29	$1	$22	$(751)	Lower losses on venture capital investments

Operating loss	(4,739)	(3,635)	(13,053)	(9,899)	Higher administrative and general expenses, including compensation and employee benefits expense

Net loss	(4,877)	(5,012)	(14,503)	(14,670)	Higher operating loss, more than offset by lower interest expense due in part to lower long-term debt

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

The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	September 30, 2012		December 31, 2011

Short-term borrowings—other than bank	$82	3%	$69	2%
Long-term debt, net—other than bank	1,430	45	1,340	45
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	1,607	51	1,529	52
	$3,153	100%	$2,972	100%

HEI’s short-term borrowings and HEI’s line of credit facility were as follows:

	Nine months ended September 30, 2012	Balance
(in millions)	Average balance	September 30, 2012	December 31, 2011
Short-term borrowings(1)
Commercial paper	$49	$38	$69
Line of credit draws	—	—	—
Undrawn capacity under HEI’s line of credit facility (expiring December 5, 2016)	125	125	125

(1)     This table does not include HECO’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of external short-term borrowings during the first nine months of 2012 was $99 million. At October 26, 2012, HEI had $47 million in outstanding commercial paper and its line of credit facility was undrawn.

HEI has a line of credit facility of $125 million (see Note 11 of HEI’s “Notes to Consolidated Financial Statements”). There are customary conditions which must be met in order to draw on it, including compliance with its covenants (such as covenants preventing HEI’s subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, HEI). In addition to customary defaults, HEI’s failure to maintain its financial ratios, as defined in the credit agreement, or meet other requirements may result in an event of default. For example, it is an event of default if HEI fails to maintain a nonconsolidated “Capitalization Ratio” (funded debt) of 50% or less (ratio of 17% as of September 30, 2012, as calculated under the credit agreement) and “Consolidated Net Worth” of at least $975 million (Net Worth of $1.7 billion as of September 30, 2012, as calculated under the credit agreement), or if HEI no longer owns HECO. The commitment fee and interest charges on drawn amounts under the credit agreement are subject to adjustment in the event of a change in HEI’s long-term credit ratings.

The Company raised $35 million through the issuance of approximately 1.3 million shares of common stock under the DRIP, the HEIRSP, ASB 401(k) Plan and other plans during the first nine months of 2012. From August 18, 2011 to January 8, 2012, HEI had been satisfying the requirements of the DRIP, HEIRSP, ASB 401(k) Plan and other plans through open market purchases of its common stock. On January 9, 2012, HEI began satisfying these requirements through new issuances of its common stock.

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

For the first nine months of 2012, net cash provided by operating activities of consolidated HEI was $122 million. Net cash used by investing activities for the same period was $297 million, due to HECO’s consolidated capital expenditures and net increases in ASB’s loans held for investment and investment and mortgage-related securities. Net cash provided by financing activities during this period was $74 million as a result of several factors, including net increases in long-term debt, deposit liabilities and short-term borrowings and proceeds from the issuance of common stock under HEI plans, partly offset by the payment of common stock dividends and a net decrease in retail repurchase agreements. Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), HECO’s periodic short-term borrowings from HEI (and related interest) and the payment of dividends to HEI, the electric utility and bank segments are largely autonomous in their operating, investing and financing activities. (See the electric utility and bank segments’ discussions of their cash flows in their respective “Financial condition—Liquidity and capital resources” sections below.) During the first nine months of 2012, HECO and ASB paid dividends to HEI of $55 million and $30 million, respectively.

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

Electric utility

RESULTS OF OPERATIONS

Utility strategic progress.  In 2011 and the first nine months of 2012, the utilities continued to make significant progress in implementing their clean energy strategies and the PUC issued several important regulatory decisions, all of which are key steps to support Hawaii’s efforts to reduce its dependence on oil. Included in the PUC decisions were a number of interim and final rate case decisions (see table in “Most recent rate proceedings” below). Additional PUC decisions are needed that will allow the utilities to recover their increasing expenditures for clean energy and reliability on a more timely basis.

The utilities are committed to achieving or exceeding the State’s Renewable Portfolio Standard goal of 40% renewable energy by 2030 (see “Clean energy strategy” below). In addition, while it will not take precedence over the utilities’ work to increase their use of renewable energy, the utilities are also working with the State of Hawaii and other entities to examine the possibility of using liquefied natural gas as a cleaner and lower cost fuel to replace, at least in part, the petroleum oil that would otherwise be used for the remaining generation.

Regulatory.  With PUC approval, decoupling was implemented by HECO on March 1, 2011, by HELCO on April 9, 2012 and by MECO on May 4, 2012. Decoupling is a regulatory model that is intended to facilitate meeting the State of Hawaii’s goals to transition to a clean energy economy and achieve an aggressive renewable portfolio standard. The decoupling model implemented in Hawaii delinks revenues from sales and includes annual revenue adjustments for O&M expenses and rate base additions. The decoupling mechanism has three components: (1) a sales decoupling component via a revenue balancing account (RBA), (2) a revenue escalation component via a revenue adjustment mechanism (RAM) and (3) an earnings sharing mechanism, which would provide for a reduction of revenues between rate cases in the event the utility exceeds the ROACE allowed in its most recent rate case. Decoupling provides for more timely cost recovery and earning on investments. The implementation of decoupling has resulted in an improvement in the utilities’ under-earning situation that has existed over the last several years. Prior to and during the transition to decoupling, however, the utilities’ returns have been well below PUC-allowed returns.

Under decoupling, the most significant drivers for improving earnings are:

1.              completing major capital projects within PUC approved amounts and on schedule;

2.              managing O&M expenses relative to authorized O&M adjustments; and

3.              regulatory outcomes that cover O&M requirements and rate base items not included in the RAMs.

Critical to improving earnings are the outcomes of the regulatory audits to be conducted on certain major projects. See “Major projects” in Note 5 to HECO’s “Notes to Consolidated Financial Statements” for a discussion of the regulatory audits ordered by the PUC.

Future earnings growth is also dependent on rate base growth. The utilities’ five-year 2012-2016 forecast reflects net capital expenditures of $3.0 billion and a compounded annual rate base growth rate in the range of 7% to 9%. Many of the major initiatives within this forecast are expected to be completed beyond the 5-year period. Major initiatives which comprise approximately 40% of the 5-year plan include projects relating to: (1) environmental compliance; (2) fuel infrastructure investments; (3) new generation; and (4) infrastructure investments to integrate more energy from renewables into the system. Estimates for these initiatives could change with time, based on external factors such as the timing and technical requirements for environmental compliance.

Actual and PUC-allowed (as of September 30, 2012) returns were as follows:

%	Return on average rate base (RORB)*			ROACE**
Twelve months ended September 30, 2012	HECO	HELCO	MECO	HECO	HELCO	MECO
Utility returns	8.35	7.63	6.54	9.40	7.53	7.14
PUC-allowed returns	8.11	8.31	7.91	10.00	10.00	10.00
Difference	0.24	(0.68)	(1.37)	(0.60)	(2.47)	(2.86)

*            Based on recorded operating income and average rate base, both adjusted for items not included in determining electric rates.

**     Recorded net income divided by average common equity.

The approval of decoupling by the PUC will help the utilities to gradually improve their ROACEs beyond 2012, which will facilitate the utilities’ ability to effectively raise capital for needed infrastructure investments. However, the utilities continue to expect an ongoing gap between their PUC-allowed ROACEs and the ROACEs they actually achieve. The timing of general rate case decisions, the effective date of the RAMs and the PUC’s consistent exclusion of certain expenses from rates are estimated to have a consolidated ROACE impact of 120 to 150 basis points per year. In addition, there are other items that are not covered by the annual RAMs that could also have an ongoing impact on the ROACEs actually achieved by the utilities. For example, investments in software projects, O&M in excess of indexed escalations and changes in fuel inventory must be addressed in a general rate case. While the specific magnitude of the impact can fluctuate depending on the size of the projects and exogenous factors, the utilities anticipate that these items could incrementally impact consolidated ROACE by 50 to 75 basis points in each of the next two years.

Decoupling implementation.  Effective March 1, 2011, as part of the decoupling implementation, HECO established the RBA and started recording the difference between target revenues from its HECO 2009 rate case and actual revenues. Beginning June 1, 2011, HECO began accruing and collecting 2011 RAM revenues of $15 million annually, or $1.3 million per month, which was superseded on July 26, 2011 by the implementation of interim rates in HECO’s 2011 rate case. The HECO 2011 rate case interim D&O reset target revenues, O&M expenses and rate base for the decoupling mechanisms until the final D&O was issued on June 29, 2012 and final rates went into effect on September 1, 2012. Under the decoupling tariff order, in future non-rate case years, HECO will accrue and collect 7/12ths of the annual RAM adjusted revenues in one year and the remaining 5/12ths in the following year. HECO’s 2012 annual decoupling filing for the tariff that is effective June 1, 2012 through May 31, 2013 reflects a RAM adjustment of $7.0 million ($3.7 million for O&M costs and $3.3 million for invested capital). The filing also includes the collection of the accrued RBA balance as of December 31, 2011 and associated revenue taxes of $22.4 million.

HELCO and MECO began tracking the target revenues and actual recorded revenues via RBAs on April 9, 2012 and May 4, 2012, respectively, when their 2010 test year final rates went into effect.

HELCO’s tariff for its annual RAM for 2012 reflects a revenue adjustment that results in a reduction in annual revenues of $2.1 million, effective through May 31, 2013. MECO filed its 2012 RAM (calculated to be $0.1 million) for informational purposes only since the pending interim D&O for its 2012 test year rate case was anticipated to be issued shortly. MECO’s interim D&O for its 2012 test year rate case was issued on May 21, 2012.

See “Economic conditions” in the “HEI Consolidated” section above.

Results.

Three months ended September 30		Increase
2012	2011	(decrease)		(in millions)
$801	$820	$(19)		Revenues.
			(30)	Lower fuel oil and purchased energy expense and lower kilowatthour (KWH) sales adjusted for decoupling mechanisms and revenue taxes thereon
			5	Rate increase granted to HECO for the 2011 test year
			3	Rate increase granted to MECO for the 2012 test year

327	352	(25)		Fuel oil expense. Decrease largely due to less KWHs generated, partly offset by higher fuel costs

187	188	(1)		Purchased power expense. Decrease due to lower purchased energy costs, partly offset by higher KWHs purchased

101	94	7		Operation and maintenance expenses..
			5	Higher customer service expenses

111	111	—		Other expenses.

75	75	—		Operating income.

38	38	—		Net income for common stock.
			4	HECO and MECO rate increases
			(4)	Higher O&M expense

2,362	2,448		(86)	Kilowatthour sales (millions)
70.8	71.5		(0.7)	Wet-bulb temperature (Oahu average; degrees Fahrenheit)
1,419	1,504		(85)	Cooling degree days (Oahu)
$139.68	$135.66		$4.02	Average fuel oil cost per barrel

Nine months ended September 30		Increase
2012	2011	(decrease)		(in millions)
$2,340	$2,194	$146		Revenues.
			102	Higher fuel oil and purchased energy expense, partially offset by lower KWH sales adjusted for decoupling mechanisms and revenue taxes thereon
			31	Rate increase granted to HECO for the 2011 test year
			4	Rate increase granted to MECO for the 2012 test year

986	925	61		Fuel oil expense. Increase largely due to higher fuel costs, partly offset by less KWHs generated

540	508	32		Purchased power expense. Increase largely due to higher purchased energy costs and KWHs purchased

288	287	1		Operation and maintenance expenses.
			8	Higher customer service expenses
			3	Increase in general liability reserve for an environmental matter
			(8)	Increase in capitalization of administrative costs, which lowered administrative and general expenses
			(3)	Regulatory decision allowing reversal of previously expensed interisland wind project support costs

332	311	21		Other expenses.
			10	Higher taxes other than income taxes primarily resulting from higher revenue

194	163	31		Operating income. Increase largely due to the interim rate increase for HECO

95	74	21		Net income for common stock.
			19	HECO and MECO rate increases
			2	Higher AFUDC

6,870	7,159		(289)	Kilowatthour sales (millions)
68.7	70.0		(1.3)	Wet-bulb temperature (Oahu average; degrees Fahrenheit)
3,430	3,681		(251)	Cooling degree days (Oahu)
$139.65	$120.13		$19.52	Average fuel oil cost per barrel

Notes:  In the fourth quarter of 2011, HECO recorded an adjustment of $6 million to revenues related to the third quarter of 2011, which decreased net income for the fourth quarter of 2011 by $3 million.

The electric utilities had effective tax rates for the third quarters of 2012 and 2011 of 37% and 38%, respectively, and for the first nine months of 2012 and 2011 of 38%. The lower effective rate for the third quarter of 2012 compared to the same period in 2011 was due primarily to the favorable settlement of the IRS examination of tax years 2007-2009 in 2012.

HECO’s consolidated ROACE was 8.64% for the twelve months ended September 30, 2012 and 6.95% for the twelve months ended September 30, 2011.

Other operation and maintenance expenses for the full year 2012 are expected to be approximately 4% higher than 2011 (lower than the 6% increase previously estimated).

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

Test year (dollars in millions)	Date (applied/ implemented)	Amount	% over rates in effect	ROACE (%)	RORB (%)	Rate base	Common equity %	Stipulated agreement reached with Consumer Advocate	Reflects decoupling
HECO
2009
Request (1)	7/3/08	$97.0	5.2	11.25	8.81	$1,408	54.30	Yes	No
Interim increase	8/3/09	61.1	4.7	10.50	8.45	1,169	55.81		No
Interim increase (adjusted)	2/20/10	73.8	5.7	10.50	8.45	1,251	55.81		No
Final increase (2)	3/1/11	66.4	5.1	10.00	8.16	1,250	55.81		Yes
2011 (3)
Request	7/30/10	$113.5	6.6	10.75	8.54	$1,569	56.29	Yes	Yes
Interim increase	7/26/11	53.2	3.1	10.00	8.11	1,354	56.29		Yes
Interim increase (adjusted)	4/2/12	58.2	3.4	10.00	8.11	1,385	56.29		Yes
Interim increase (adjusted)	5/21/12	58.8	3.4	10.00	8.11	1,386	56.29		Yes
Final increase	9/1/12	58.1	3.4	10.00	8.11	1,386	56.29		Yes
HELCO
2010 (4)
Request	12/9/09	$20.9	6.0	10.75	8.73	$487	55.91	Yes	Yes
Interim increase	1/14/11	6.0	1.7	10.50	8.59	465	55.91		No
Interim increase (adjusted)	1/1/12	5.2	1.5	10.50	8.59	465	55.91		No
Final increase	4/9/12	4.5	1.3	10.00	8.31	465	55.91		Yes
2013
Request (5)	8/16/12	$19.8	4.2	10.25	8.30	$455	57.05		Yes
MECO
2010 (6)
Request	9/30/09	$28.2	9.7	10.75	8.57	$390	56.86	Yes	Yes
Interim increase	8/1/10	10.3	3.3	10.50	8.43	387	56.86		No
Interim increase (adjusted)	1/12/11	8.5	2.7	10.50	8.43	387	56.86		No
Final increase	5/4/12	4.7	1.5	10.00	8.15	387	56.86		Yes
2012
Request (7)	7/22/11	$27.5	6.7	11.00	8.72	$393	56.85	Yes	Yes
Interim increase	6/1/12	13.1	3.2	10.00	7.91	393	56.86		Yes

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

(5)         HELCO’s request is required to pay for O&M expenses and additional investments in plant and equipment required to maintain and improve system reliability and to cover the increased costs to support the integration of more renewable energy generation.

(6)         MECO’s interim increase, effective August 1, 2010, was based on a stipulated agreement reached with the Consumer Advocate and temporary approval of new depreciation rates and methodology in a separate depreciation proceeding. The adjustment to this increase, effective January 12, 2011, reflects the final rates from MECO’s 2007 test year rate case. On February 13, 2012, the PUC issued an order instructing MECO and the Consumer Advocate to submit a revised stipulated agreement to incorporate the applicable rulings and decisions in D&Os issued in related proceedings since the first stipulation was filed. On March 29, 2012, MECO and the Consumer Advocate filed an updated agreement on all material issues in MECO’s 2010 test year rate case proceeding. On May 2, 2012, the PUC issued a final D&O, which approved the updated agreement, and on May 4, 2012, the tariffs implementing the D&O became effective. MECO implemented the decoupling mechanism and began tracking the target revenues and actual recorded revenues via a revenue balancing account. MECO also reset the heat rates and implemented heat rate deadbands and the PPAC, which provides a surcharge mechanism that more closely aligns cost recovery with costs incurred. The revised tariffs reflect a lower increase in annual revenue requirement than the interim increase due to factors that became effective concurrently with the revised tariffs (lower depreciation rates and lower ROACE) and therefore, no refund was required.

(7)         MECO’s request is required to pay for O&M expenses and additional investments in plant and equipment required to maintain and improve system reliability and to cover the increased costs to support the integration of more renewable energy generation. See discussion below on interim decision and subsequent proposed adjustments to the interim increase.

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

On February 24, 2012, the PUC issued an order which: (1) approved the deferral of interisland wind project support costs of up to $5.89 million; (2) denied HECO’s request to defer certain consultant expenses associated with the Enterprise Resource Planning/Enterprise Asset Management (ERP/EAM) system costs, but allowed HECO to include $552,000 in its 2011 test year expenses for such costs; and (3) granted HECO’s request to defer Customer Information System (CIS) project operation and maintenance (O&M) expenses (limited to $2,258,000 per year in 2011 and 2012 under the settlement agreement) that are to be subject to a regulatory audit of project costs, and allowed HECO to accrue AFUDC on these deferred costs until the completion of the regulatory audit. As a result of the order, HECO reflected in the first quarter of 2012 the deferral of $2.3 million ($1.4 million for the interisland wind project support costs and $0.9 million for CIS project O&M expenses) incurred from July 22, 2011 through December 31, 2011 that were previously expensed and will also defer any 2012 costs incurred up to the limitations stated in the order.

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

On August 9, 2012, the PUC issued an order approving HECO’s proposed final tariff sheets and rate schedules, and request for an effective date of September 1, 2012 of the final revised tariffs. Since the final rate increase as a result of the second stipulated supplement to the settlement agreement was lower than the interim increase then currently in effect, HECO refunded customers, effective September 1, 2012 through September 30, 2012, approximately $0.9 million (which included accrued interest since July 26, 2011).

MECO 2012 test year rate case.  On May 21, 2012, the PUC issued an interim D&O in MECO’s 2012 test year rate case, which became effective June 1, 2012. The D&O authorized MECO to reset its target heat rates by fuel type to 2012 test year levels for the purpose of calculating the energy cost adjustment clause (ECAC) adjustment factor, which will help to ensure MECO’s continuing recovery of its fuel costs. The interim increase is based on MECO’s updated stipulated agreement with the Consumer Advocate filed on May 14, 2012. On July 20, 2012, MECO and the Consumer Advocate filed a stipulated supplement to the stipulated agreement to reduce the test year revenue requirement by $0.1 million in administrative and general expenses and requested that the final D&O for this rate case incorporate the adjustment into the final 2012 test year revenue requirement.

Clean energy strategy.  The utilities’ policy is to support efforts to increase renewable energy in Hawaii. The utilities believe their actions will help stabilize customer bills over time as they become less dependent on costly and price-volatile fossil fuel. The utilities’ clean energy strategy will also allow them to meet Hawaii’s RPS law, which requires electric utilities to meet an RPS of 10%, 15%, 25% and 40% by December 31, 2010, 2015, 2020 and 2030, respectively. HECO met the 10% RPS for 2010 with a consolidated RPS of 20.7%, including savings from energy efficiency programs and solar water heating (or 9.5% without DSM energy savings). Energy savings resulting from DSM energy efficiency programs and solar water heating will not count toward the RPS after 2014. Through September 2012, HECO achieved an RPS without DSM energy savings of 13.3%, primarily through a comprehensive portfolio of renewable energy power purchase agreements, net energy metering programs and biofuels. The utilities believe they are on track to meet the 2015 RPS.

Recent developments in the utilities’ clean energy strategy include the following (also see the projects discussed under “Renewable Energy Projects” in Note 5 of HECO’s “Notes to Consolidated Financial Statements”):

•                  In September 2011, the PUC denied the utilities’ requested approval of HELCO’s contract with AKP citing the higher cost of the biofuel over the cost of petroleum diesel. In August 2012, HELCO signed a new 20-year contract with Aina Koa Pono-Ka’u LLC (AKP), subject to PUC approval, to supply 16 million gallons of biodiesel per year with initial consumption to begin within five years of PUC approval.

•                  In February 2011, the PUC opened dockets related to MECO’s and HECO’s plans to proceed with competitive bidding processes to acquire up to approximately 50 MW and 300 MW, respectively, of new, renewable firm dispatchable capacity generation resources, with the initial increments expected to come on line in 2015 and 2017, respectively. Due to a subsequent lowering of MECO’s forecasted peaks, the projected capacity need date on the island of Maui has been deferred to 2019 and the capacity requirement has been reduced to 30 MW. Due to a subsequent lowering of HECO’s forecasted sales and peaks, the projected capacity need has been reduced to a range of 150 MW to 200 MW and the timing will be dependent on the possible retirement of generating units. MECO and HECO plan to file draft RFPs for future capacity with the PUC in the fourth quarter of 2012.

•                  In August 2011, HECO signed a 20-year contract, subject to PUC approval, with Hawaii BioEnergy to supply 10 million gallons per year of biocrude at Kahe Power Plant with initial consumption to begin as early as 2015. In 2011, HECO also signed other contracts, subject to PUC approval, for lesser amounts of biocrude and for biodiesel for testing or operations.

•                  In May 2012, the PUC approved a 3-year biodiesel supply contract with Renewable Energy Group through July 2015 for continued biodiesel supply to CT-1 of 3 million to 7 million gallons per year.

•                  In September 2012, HECO began purchasing test wind energy from the 69 MW Kawailoa Wind, LLC facility. The wind farm is planned to be placed into full commercial operation by the end of 2012.

•                  In August 2012, the battery facility at a 30 MW Kahuku wind farm experienced a fire and HECO has not purchased wind energy from the wind farm since then.

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

•                  In August 2012, the PUC approved a waiver from the competitive bidding process to allow HECO to negotiate with the U.S. Department of the Army for construction of a 50 MW utility-owned and operated firm, renewable and dispatchable generation facility at Schofield Barracks on the island of Oahu.

•                  HECO, HELCO and MECO began accepting energy from feed-in tariff projects in 2011. As of September 30, 2012, there were 4,010 kW, 345 kW and 1,337 kW of installed feed-in tariff capacity from renewable energy technologies at HECO, HELCO and MECO, respectively.

•                  As of September 30, 2012, there were 62,762 kW, 15,493 kW and 19,744 kW of installed net energy metering capacity from renewable energy technologies at HECO, HELCO and MECO, respectively. Net energy metering is proceeding at a record pace. The amount of net energy metering capacity installed in the first three quarters of 2012 exceeds the amount installed in all of 2011, which itself was at a record level.

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

HECO’s consolidated capital structure was as follows:

(dollars in millions)	September 30, 2012		December 31, 2011
Short-term borrowings	$45	2%	$—	—%
Long-term debt, net	1,148	43	1,058	43
Preferred stock	34	1	34	1
Common stock equity	1,443	54	1,403	56
	$2,670	100%	$2,495	100%

HECO’s short-term borrowings (other than from HELCO and MECO) and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Nine months ended September 30, 2012	September 30, 2012	December 31, 2011
Short-term borrowings(1)
Commercial paper	$44	$45	$—
Line of credit draws	—	—	—
Borrowings from HEI	—	—	—
Undrawn capacity under line of credit facility (expiring December 5, 2016)	175	175	175

(1)         The maximum amount of external short-term borrowings during the first nine months of 2012 was $124 million. At September 30, 2012, HECO had $29 million and $7 million of short-term borrowings from HELCO and MECO, respectively. These borrowings are eliminated in consolidation. At October 26, 2012, HECO had $37 million of outstanding commercial paper, its line of credit facility was undrawn, it had no borrowings from HEI and it had short-term borrowings of $42 million from HELCO and $8 million from MECO.

HECO has a line of credit facility of $175 million (see Note 8 of HECO’s “Notes to Consolidated Financial Statements”). There are customary conditions that must be met in order to draw on it, including compliance with several covenants (such as covenants preventing its subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, HECO, and restricting its ability as well as the ability of any of its subsidiaries to guarantee additional indebtedness of the subsidiaries if such additional debt would cause the subsidiary’s “Consolidated Subsidiary Funded Debt to Capitalization Ratio” to exceed 65% (ratio of 41% for HELCO and 40% for MECO as of September 30, 2012, as calculated under the credit agreement)). In addition to customary defaults, HECO’s failure to maintain its financial ratios, as defined in its credit agreement, or meet other requirements may result in an event of default. For example, under the credit agreement, it is an event of default if HECO fails to maintain a “Consolidated Capitalization Ratio” (equity) of at least 35% (ratio of 54% as of September 30, 2012, as calculated under the credit agreement), or if HECO is no longer owned by HEI.

Special purpose revenue bonds (SPRBs) and refunding SPRBs have been issued by the Department of Budget and Finance of the State of Hawaii (DBF) to finance and refinance capital improvement projects of HECO and its subsidiaries, with the source of their repayment being the unsecured financial obligations of HECO and its subsidiaries under loan agreements and notes issued to the DBF, including HECO’s guarantees of its subsidiaries’ obligations. The payment of principal and interest due on the various series of SPRBs and refunding SPRBs currently outstanding and issued prior to 2009 are insured by one of the following bond insurers: Ambac Assurance Corporation; Financial Guaranty Insurance Company (FGIC), which was placed in a rehabilitation proceeding in the State of New York in June 2012 (in September 2012, a proposed Plan of Rehabilitation was filed); MBIA Insurance Corporation (which bonds have been reinsured by National Public Finance Guarantee Corp.); or Syncora Guarantee Inc. (which bonds have been reinsured by Syncora Capital Assurance Inc.). The Standard & Poor’s (S&P’s) and Moody’s Investor Service’s ratings of each of these insurers, which at the time the insured obligations were issued were higher than the ratings of the utilities, are currently either lower than the ratings of the utilities (with the exception of one insurer’s higher rating by S&P) or have been withdrawn.

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

On April 19, 2012, HECO, HELCO and MECO issued through a private placement taxable unsecured senior notes of various maturities (the HECO Notes, HELCO Notes and MECO Notes, and together, the April Notes) in the aggregate principal amounts of $327 million, $31 million and $59 million, respectively, with stated interest rates ranging from 3.79% to 5.39%. Proceeds of $267 million of the April Notes, together with additional funds, were used to redeem an aggregate principal amount of $271 million of bonds (with stated interest rates ranging from 5.45% to 6.20%). The $150 million of proceeds of the remaining HECO Notes, bearing interest at 5.39%, were used to finance or refinance capital expenditures.

On September 13, 2012, HECO issued another series of taxable unsecured senior notes through a private placement (the HECO September Notes) in the aggregate principal amount of $40 million with a stated interest rate of 4.53%. Proceeds of the HECO September Notes, together with additional funds, were used to redeem the $40 million aggregate principal amount 5.10% Series 2002A SPRBs. See Note 8 of HECO’s “Notes to Consolidated Financial Statements.”

The April Notes and HECO September Note Agreements contain customary representations and warranties, affirmative and negative covenants, and events of default (the occurrence of which may result in some or all of the Notes of each and all of the utilities then outstanding becoming immediately due and payable) and provisions requiring the maintenance by HECO, and each of HELCO and MECO, of certain financial ratios generally consistent with those in HECO’s existing amended revolving noncollateralized credit agreement, which established a line of credit facility of $175 million.

Operating activities provided $80 million in net cash during the first nine months of 2012. Investing activities for the same period used net cash of $188 million for capital expenditures, net of contributions in aid of construction. Financing activities for the same period provided net cash of $75 million, primarily due to the increase in long-term debt and short-term borrowings, partly offset by payment of $56 million of common and preferred dividends.

Bank

RESULTS OF OPERATIONS

	Three months ended September 30		Increase
(in millions)	2012	2011	(decrease)	Primary reason(s) for significant change
Interest income	$48	$50	(2)

The impact of higher average earning asset balances was more than offset by lower yields on earning assets. ASB’s average loan portfolio balance for the third quarter of 2012 was $95 million higher than for the third quarter of 2011 as the average commercial markets, home equity lines of credit and commercial real estate loan balances increased by $49 million, $113 million and $48 million, respectively. ASB targeted these loan types because of their shorter duration and/or variable rates. Despite a $150 million increase in residential loan production, the average residential loan portfolio decreased by $118 million due to higher repayments and loan sales in connection with ASB’s long-term strategy to manage interest rate risk. The loan portfolio yield was impacted by the low interest rate environment as new loan production yields were lower than the average portfolio yield. The average investment and mortgage-related securities portfolio balance decreased by $12 million as ASB experienced higher prepayments on the portfolio, which were used to fund higher loan originations.

Noninterest income	19	16	3	Higher gain on sale of loans as more residential loans were sold in order to manage interest rate risk.
Revenues	67	66	1
Interest expense	3	4	(1)

Lower funding costs as a result of the low interest rate environment. Average deposit balances for the third quarter of 2012 increased by $60 million compared to third quarter of 2011 due to an increase in core deposits of $129 million, partly offset by a decrease in term certificates of $69 million. The other borrowings average balance decreased by $22 million due to the payoff of a maturing FHLB advance in 2011 and lower retail repurchase agreements.

Provision for loan losses	4	4	—

The provision for loan losses benefited from lower net charge-offs and improved credit quality associated with the gradual improvement in Hawaii’s economy, partly offset by loan loss reserves established for the growth in the loan portfolio.

Noninterest expense	38	35	3	Higher new product and project related expenses and higher employee benefit expenses.
Expenses	45	43	2
Operating income	22	23	(1)	Lower net interest income and higher noninterest expenses, partially offset by higher noninterest income.
Net income	14	15	(1)	Lower operating income.

	Nine months ended September 30		Increase
(in millions)	2012	2011	(decrease)	Primary reason(s) for significant change
Interest income	$143	$149	(6)

The impact of higher average earning asset balances was more than offset by lower yields on earning assets. ASB’s average loan portfolio balance for the first nine months of 2012 was $124 million higher than for the first nine months of 2011 as the average commercial markets, home equity lines of credit and commercial real estate loan balances increased by $97 million, $117 million and $54 million, respectively. ASB targeted these loan types because of their shorter duration and/or variable rates. Despite a $320 million increase in residential loan production, the average residential loan portfolio decreased by $139 million due to higher repayments and loan sales in connection with ASB’s long-term strategy to manage interest rate risk. The loan portfolio yield was impacted by the low interest rate environment as new loan production yields were lower than the average portfolio yield. The average investment and mortgage-related securities portfolio balance decreased by $47 million as ASB experienced higher prepayments on the portfolio, which were used to fund higher loan originations.

Noninterest income	53	49	4	Higher gain on sale of loans as more residential loans were sold in order to manage interest rate risk, partly offset by a nonrecurring insurance gain in 2011.
Revenues	196	198	(2)
Interest expense	9	11	(2)

Lower funding costs as a result of the low interest rate environment. Average deposit balances for the first nine months of 2012 increased by $75 million compared to the first nine months of 2011 due to an increase in core deposits of $160 million, partly offset by a decrease in term certificates of $85 million. The other borrowings average balance decreased by $17 million primarily due to the payoff of a maturing FHLB advance.

Provision for loan losses	10	11	(1)

The provision for loan losses benefited from lower net charge-offs and improved credit quality associated with the gradual improvement in Hawaii’s economy, partly offset by loan loss reserves established for the growth in the loan portfolio.

Noninterest expense	111	107	4	Higher new product and project related expenses and higher employee benefit expenses.
Expenses	130	129	1

Operating income	66	69	(3)	Lower net interest income and higher noninterest expenses, partially offset by lower provision for loan losses and higher gain on sale of loans.
Net income	44	45	(1)	Lower operating income, partly offset by lower income tax expense.

Details of ASB’s other noninterest income and other noninterest expense were as follows:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2012	2011	2012	2011
Bank-owned life insurance	$1,004	$996	$2,976	$4,107
Other	342	601	1,179	1,870
Total other income	$1,346	$1,597	$4,155	$5,977
FDIC insurance premium	$790	$828	$2,497	$3,131
Marketing	776	712	1,880	2,063
Office supplies, printing and postage	927	1,158	2,836	3,002
Communication	461	539	1,327	1,370
Other	5,142	4,526	14,369	14,085
Total other expense	$8,096	$7,763	$22,909	$23,651

See Note 4 of HEI’s “Notes to Consolidated Financial Statements” and “Economic conditions” in the “HEI Consolidated” section above.

Management is working to grow its bank franchise in Hawaii and remains focused on maintaining ASB as a high performing community bank with a targeted return on assets of 1.15%-1.2%, net interest margin near 4% and an efficiency ratio in the mid-50s. Despite the revenue pressures across the banking industry, management expects ASB’s low-cost funding base, reduced cost structure and lower-risk profile to continue to deliver strong performance compared to industry peers. In the current low interest rate environment, management expects ASB net income for the full year 2012 to be 3% to 5% lower than 2011.

For the nine months ended September 30, 2012, ASB reported a 1.19% return on assets, net interest margin of 3.98% and a 59% efficiency ratio.

Average balance sheet and net interest margin.  The following tables set forth average balances, together with interest earned and accrued, and resulting yields and costs:

Three months ended September 30	2012			2011
(dollars in thousands)	Average balance	Interest	Average rate (%)	Average balance	Interest	Average rate (%)
Assets:
Other investments (1)	$188,230	$57	0.12	$220,861	$77	0.14
Investment and mortgage-related securities	631,255	3,596	2.28	643,617	3,706	2.30
Loans receivable (2)	3,742,567	43,880	4.68	3,647,753	46,240	5.06
Total interest-earning assets (3)	4,562,052	47,533	4.16	4,512,231	50,023	4.42
Allowance for loan losses	(39,599)			(39,168)
Non-interest-earning assets	428,752			427,063
Total assets	$4,951,205			$4,900,126
Liabilities and shareholder’s equity:
Interest-bearing demand and savings deposits	$2,530,937	348	0.05	$2,551,851	688	0.11
Time certificates	512,830	1,192	0.92	581,835	1,478	1.01
Total interest-bearing deposits	3,043,767	1,540	0.20	3,133,686	2,166	0.27
Other borrowings	223,243	1,201	2.11	244,931	1,375	2.20
Total interest-bearing liabilities	3,267,010	2,741	0.33	3,378,617	3,541	0.41
Non-interest bearing liabilities:
Deposits	1,071,592			922,040
Other	106,762			97,664
Total liabilities	4,445,364			4,398,321
Shareholder’s equity	505,841			501,805
Total liabilities and shareholder’s equity	$4,951,205			$4,900,126
Net interest income		$44,792			$46,482
Net interest margin (%) (4)			3.92			4.11

Nine months ended September 30	2012			2011
(dollars in thousands)	Average balance	Interest	Average rate (%)	Average balance	Interest	Average rate (%)
Assets:
Other investments (1)	$213,793	$220	0.14	$226,805	$242	0.14
Investment and mortgage-related securities	617,021	10,910	2.36	664,078	11,351	2.28
Loans receivable (2)	3,721,159	133,241	4.78	3,596,892	137,985	5.12
Total interest-earning assets (3)	4,551,973	144,371	4.23	4,487,775	149,578	4.45
Allowance for loan losses	(39,029)			(39,689)
Non-interest-earning assets	430,198			420,463
Total assets	$4,943,142			$4,868,549
Liabilities and shareholder’s equity:
Interest-bearing demand and savings deposits	$2,536,930	1,216	0.06	$2,513,280	2,110	0.11
Time certificates	528,295	3,799	0.96	613,481	5,036	1.10
Total interest-bearing deposits	3,065,225	5,015	0.22	3,126,761	7,146	0.31
Other borrowings	228,751	3,676	2.11	245,917	4,124	2.21
Total interest-bearing liabilities	3,293,976	8,691	0.35	3,372,678	11,270	0.44
Non-interest bearing liabilities:
Deposits	1,041,433			904,563
Other	107,929			92,938
Total liabilities	4,443,338			4,370,179
Shareholder’s equity	499,804			498,370
Total liabilities and shareholder’s equity	$4,943,142			$4,868,549
Net interest income		$135,680			$138,308
Net interest margin (%) (4)			3.98			4.11

(1)         Includes federal funds sold, interest bearing deposits and stock in the FHLB of Seattle.

(2)         Includes loan fees of $1.0 million and $0.8 million for the three months ended September 30, 2012 and 2011, respectively, and $3.5 million and $2.7 million for the nine months ended September 30, 2012 and 2011, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans, includes nonaccrual loans.

(3)         Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $0.2 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively, and $0.6 million and $0.4 million for the nine months ended September 30, 2012 and 2011, respectively.

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

Loan portfolio. ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. The composition of ASB’s loan portfolio was as follows:

	September 30, 2012		December 31, 2011
(dollars in thousands)	Balance	% of total	Balance	% of total
Real estate loans:
Residential 1-4 family	$1,899,580	50.5	$1,926,774	52.2
Commercial real estate	367,765	9.8	331,931	9.0
Home equity line of credit	604,279	16.1	535,481	14.5
Residential land	29,280	0.8	45,392	1.2
Commercial construction	42,913	1.1	41,950	1.1
Residential construction	5,648	0.2	3,327	0.1
Total real estate loans, net	2,949,465	78.5	2,884,855	78.1

Commercial loans	704,100	18.7	716,427	19.4
Consumer loans	104,338	2.8	93,253	2.5
	3,757,903	100.0	3,694,535	100.0
Less: Deferred fees and discounts	(12,345)		(13,811)
Allowance for loan losses	(39,810)		(37,906)
Total loans, net	$3,705,748		$3,642,818

The increase in the total loan portfolio during the first nine months of 2012 was primarily due to an increase in ASB’s home equity lines of credit and commercial real estate loan portfolios.

Loan portfolio risk elements.  See Note 4 of HEI’s “Notes to Consolidated Financial Statements.

Investment and mortgage-related securities. ASB’s investment portfolio was comprised as follows:

	September 30, 2012	December 31,2011
Federal agency obligations	33%	35%
Mortgage-related securities – FNMA, FHLMC and GNMA	55	55
Municipal bonds	12	10
	100%	100%

Principal and interest on mortgage-related securities issued by Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA) are guaranteed by the issuer, and the securities carry implied AA+ ratings.

Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Core deposits continue to be strong, as depositors remain risk averse. Advances from the FHLB of Seattle and securities sold under agreements to repurchase continue to be additional sources of funds. Advances from the FHLB of Seattle have remained at $50 million from December 31, 2011 to September 30, 2012. As of September 30, 2012 and December 31, 2011, ASB’s costing liabilities consisted of 95% deposits and 5% other borrowings. The weighted average cost of deposits for the nine months ended September 30, 2012 was 0.16%, compared to 0.24% for the nine months ended September 30, 2011.

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

Although higher long-term interest rates or other conditions in credit markets (such as the effects of the deteriorated subprime market) could reduce the market value of available-for-sale investment and mortgage-related securities and reduce shareholder’s equity through a balance sheet charge to accumulated other comprehensive income (AOCI), this reduction in the market value of investments and mortgage-related securities would not result in a charge to net income in the absence of a sale of such securities or an “other-than-temporary” impairment in the value of the securities. As of September 30, 2012 and December 31, 2011, the unrealized gains, net of taxes, on available-for-sale investments and mortgage-related securities (including securities pledged for repurchase agreements) in AOCI was $12 million and $10 million, respectively. See “Item 3. Quantitative and qualitative disclosures about market risk.”

During the first nine months of 2012, ASB recorded a provision for loan losses of $9.5 million primarily due to charge-offs during the year for 1-4 family, residential land, commercial and consumer loans. During the first nine months of 2011, ASB recorded a provision for loan losses of $10.9 million primarily due to the net charge-offs during the year for 1-4 family, residential land, and commercial loans. Continued financial stress on ASB’s customers may result in higher levels of delinquencies and losses.

	Nine months ended September 30		Year ended December 31
(in thousands)	2012	2011	2011
Allowance for loan losses, January 1	$37,906	$40,646	$40,646
Provision for loan losses	9,504	10,927	15,009
Less: net charge-offs	7,600	13,360	17,749
Allowance for loan losses, end of period	$39,810	$38,213	$37,906
Ratio of allowance for loan losses, end of period, to end of period loans outstanding	1.06%	1.04%	1.03%
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.35%	0.50%	0.49%

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

The “Durbin Amendment” to the Dodd-Frank Act required the FRB to issue rules to ensure that debit card interchange fees are “reasonable and proportional” to the processing costs incurred. In June 2011, the FRB issued a final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. Under the final rule, effective October 1, 2011, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is 21-24 cents, depending on certain components. ASB currently earns an average of 50 cents per transaction. As specified in the Dodd-Frank Act, these regulations exempt banks like ASB with less than $10 billion in assets. However, market pressures could very well push the impact down to all banks.

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

Proposed Capital Requirements

Proposal effective dates	1/1/13	1/1/14	1/1/15	1/1/16	1/1/17	1/1/18	1/1/19
Capital conservation buffer				0.625%	1.25%	1.875%	2.50%
Common equity ratio + conservation buffer	3.50%	4.00%	4.50%	5.125%	5.75%	6.375%	7.00%
Tier 1 capital ratio + conservation buffer	4.50%	5.50%	6.00%	6.625%	7.25%	7.875%	8.50%
Total capital ratio + conservation buffer	8.00%	8.00%	8.00%	8.625%	9.25%	9.875%	10.50%
Countercyclical capital buffer – not applicable to ASB				0.625%	1.25%	1.875%	2.50%

The final rules are proposed to become effective January 1, 2013. The proposed rules allow for a transition period to meet the proposed capital requirement levels. ASB is reviewing the proposed rules and the impact to its capital ratios. Based on a preliminary assessment, management believes ASB and HEI can satisfy the proposed capital rules that would be applicable to them, if adopted.

Commitments and contingencies.  See Note 4 of HEI’s “Notes to Consolidated Financial Statements.”

FINANCIAL CONDITION

Liquidity and capital resources.

(dollars in millions)	September 30, 2012	December 31, 2011	% change
Total assets	$4,953	$4,910	1
Available-for-sale investment and mortgage-related securities	664	624	6
Loans receivable held for investment, net	3,706	3,643	2
Deposit liabilities	4,127	4,070	1
Other bank borrowings	211	233	(9)

As of September 30, 2012, ASB was one of Hawaii’s largest financial institutions based on assets of $5.0 billion and deposits of $4.1 billion.

As of September 30, 2012, ASB’s unused FHLB borrowing capacity was approximately $0.9 billion. As of September 30, 2012, ASB had commitments to borrowers for loan commitments and unused lines and letters of credit of $1.5 billion. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.

For the first nine months of 2012, net cash provided by ASB’s operating activities was $41 million. Net cash used during the same period by ASB’s investing activities was $109 million, primarily due to purchases of investment and mortgage-related securities of $147 million, a net increase in loans receivable of $76 million and additions to premises and equipment of $5 million, partly offset by repayments of investment and mortgage-related securities of $104 million and proceeds from the sale of mortgage-related securities and real estate acquired in settlement of loans of $4 million and $10 million, respectively. Net cash provided in financing activities during this period was $1 million, primarily due to net increases in deposit liabilities of $57 million, largely offset by a net decrease in retail repurchase agreements of $22 million, the payment of $30 million in common stock dividends to HEI (through ASHI) and a net decrease in mortgage escrow deposits of $4 million.

FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of September 30, 2012, ASB was well-capitalized (minimum ratio requirements noted in parentheses) with a leverage ratio of 9.3% (5.0%), a Tier-1 risk-based capital ratio of 11.8% (6.0%) and a total risk-based capital ratio of 12.9% (10.0%). FRB approval is required before ASB can pay a dividend or otherwise make a capital distribution to HEI (through ASHI).

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

ASB’s interest-rate risk sensitivity measures as of September 30, 2012 and December 31, 2011 constitute “forward-looking statements” and were as follows:

	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
Change in interest rates (basis points)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
+300	0.8%	0.5%	(6.1)%	(7.4)%
+200	(0.1)	(0.3)	(2.7)	(3.8)
+100	(0.3)	(0.4)	(1.0)	(1.5)
-100	(0.1)	(0.4)	(2.9)	(3.5)

Management believes that ASB’s interest rate risk position as of September 30, 2012 represents a reasonable level of risk. Net interest income (NII) sensitivity as of September 30, 2012 was less liability sensitive for smaller increases in rates compared to December 31, 2011 due to the lower level of interest rates which increased prepayment forecasts resulting in more assets repricing over a forward-looking 12 months. In the +300 scenario, the interest income benefit from the rate increase is not fully realized until the interest rate on certain loans exceeds their floor rate.

ASB’s base economic value of equity (EVE) was $804 million as of September 30, 2012 compared to $848 million as of December 31, 2011.

The change in EVE was less sensitive to rising rate scenarios as of September 30, 2012 compared to December 31, 2011 as lower rates led to shorter durations for mortgage-related assets.

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

Item 4. Controls and Procedures

HEI:

Changes in Internal Control over Financial Reporting

During the third quarter of 2012, there were no changes in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Constance H. Lau, HEI Chief Executive Officer, and James A. Ajello, HEI Chief Financial Officer, have evaluated the disclosure controls and procedures of HEI as of September 30, 2012. Based on their evaluations, as of September 30, 2012, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by HEI in reports HEI files or submits under the Securities Exchange Act of 1934:

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

HECO:

Changes in Internal Control over Financial Reporting

During the third quarter of 2012, there were no changes in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of HECO and its subsidiaries’ internal control over financial reporting as of September 30, 2012 that has materially affected, or is reasonably likely to materially affect, HECO and its subsidiaries’ internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Richard M. Rosenblum, HECO Chief Executive Officer, and Tayne S. Y. Sekimura, HECO Chief Financial Officer, have evaluated the disclosure controls and procedures of HECO as of September 30, 2012. Based on their evaluations, as of September 30, 2012, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by HECO in reports HECO files or submits under the Securities Exchange Act of 1934:

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

Item 5. Other Information

A.    Ratio of earnings to fixed charges.

	Nine months ended September 30		Years ended December 31
	2012	2011	2011	2010	2009	2008	2007
HEI and Subsidiaries
Excluding interest on ASB deposits	3.75	3.16	3.22	2.89	2.29	2.06	1.78
Including interest on ASB deposits	3.56	2.97	3.03	2.64	1.95	1.71	1.52
HECO and Subsidiaries	4.06	3.44	3.52	2.88	2.99	3.48	2.43

See HEI Exhibit 12.1 and HECO Exhibit 12.2.

B.    Indemnity agreement.  In 1989, the board of directors and shareholders of HEI approved a form of Indemnity Agreement (Indemnity Agreement) and authorized HEI to enter into such Indemnity Agreement with all present and future directors and each present and future officer as determined by the board of directors. Later that year, HEI’s board of directors authorized HEI to enter into such Indemnity Agreements with each present and future officer of HEI.

On November 7, 2012, HEI entered into indemnity agreements with each of its directors and the following officers: its President and Chief Executive Officer, Constance H. Lau (also as director); Executive VP, Chief Financial Officer and Treasurer, James A. Ajello; Executive VP, General Counsel, Secretary and Chief Administrative Officer, Chester A. Richardson; and VP-Finance, Controller and Chief Accounting Officer, David M. Kostecki.  On the same day, HECO and ASB entered into indemnity agreements with each of their respective directors, including HECO’s President and Chief Executive Officer, Richard M. Rosenblum, and ASB’s President and Chief Executive Officer, Richard F. Wacker, as directors of their respective companies.

Subject to certain exceptions, the Indemnity Agreement provides that the indemnifying company shall indemnify the indemnitee against all expenses and assessed amounts actually and reasonably incurred by indemnitee in connection with any proceeding arising out of such person’s service as an officer, director or agent of the respective company. In addition, the Indemnity Agreement provides for the advancement of expenses incurred by the indemnitee in connection with any covered proceeding. The rights provided by the Indemnity Agreement are in addition to any other rights to indemnification or advancement of expenses to which the indemnitee may be entitled under applicable law, the respective company’s articles of incorporation or bylaws, or otherwise.

The foregoing description of the Indemnity Agreement is not complete and is qualified in its entirety by reference to the full text of the form of indemnity agreement filed herewith as HEI Exhibit 10.1 and incorporated herein by reference thereto.

C.    Fuel oil supply contracts.  HECO entered into low sulfur fuel oil (LSFO) supply contracts with Chevron Products Company, a Division of Chevron U.S.A. Inc., (Chevron) and Tesoro Hawaii Corporation (Tesoro) for purchases beginning May 1, 2013 since the existing contracts will expire on April 30, 2013. The contract with Chevron was signed and binding as of August 24, 2012, but HECO may terminate the contract by August 31, 2013 if HECO does not receive PUC approval of it by August 31, 2013 or if the PUC’s decision is not acceptable to HECO. The foregoing description of the contract with Chevron is not complete and is qualified in its entirety by reference to the full text of the contract with Chevron filed herewith as HECO Exhibit 10.2 and incorporated herein by reference thereto. The contract with Tesoro was executed on August 28, 2012, but will not become effective until the PUC approves the contract. The foregoing description of the contract with Tesoro is not complete and is qualified in its entirety by reference to the full text of the contract with Tesoro filed herewith as HECO Exhibit 10.3 and incorporated herein by reference thereto. Both contracts would provide for slightly higher LSFO pricing than under the respective previous contracts.

HECO, MECO and HELCO executed a “Second Amendment to Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract” with Tesoro (Second Amendment) to secure a multi-year supply of ultra low sulfur diesel (ULSD) to be consumed in certain reciprocating engine generating units at MECO and HELCO to enable them to comply with the EPA’s final rule on Reciprocating Internal Combustion Engines National Emissions Standards for Hazardous Air Pollutants (RICE NESHAP). These units and related fuel distribution infrastructure will begin a transition to ULSD service in the fourth quarter of 2012 in order to achieve compliance with RICE NESHAP by May 2013. HECO is not subject to RICE NESHAP, but was added to the amendment so it can purchase ULSD if necessary. This amendment has been approved by the PUC and became effective October 1, 2012. The foregoing description of the Second Amendment is not complete and is qualified in its entirety by reference to the full text of the Second Amendment filed herewith as HECO Exhibit 10.4 and incorporated herein by reference thereto.

Item 6. Exhibits

HEI Exhibit 4	Master Trust Agreement dated as of September 4, 2012 between HEI and ASB and Fidelity Management Trust Company, as Trustee

HEI Exhibit 10.1	Form of Indemnity Agreement (HEI, HECO and ASB with their respective directors and HEI with certain of its senior officers)

HEI Exhibit 12.1

Hawaiian Electric Industries, Inc. and Subsidiaries
Computation of ratio of earnings to fixed charges, nine months ended September 30, 2012 and 2011 and years ended December 31, 2011, 2010, 2009, 2008 and 2007

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

HECO Exhibit 10.2

Low Sulfur Fuel Oil Supply Contract by and between Chevron and HECO dated as of August 24, 2012 (confidential treatment has been requested for portions of this exhibit, which has been redacted accordingly)

HECO Exhibit 10.3

Supply Contract for Low Sulfur Fuel Oil by and between Tesoro and HECO dated as of August 28, 2012 (confidential treatment has been requested for portions of this exhibit, which has been redacted accordingly)

HECO Exhibit 10.4

Second Amendment to Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract by and between Tesoro Hawaii Corporation, formerly known as BHP Petroleum Americas Refining Inc., and HECO, MECO and HELCO dated January 31, 2012 (confidential treatment has been requested for portions of this exhibit, which has been redacted accordingly)

HECO Exhibit 12.2

Hawaiian Electric Company, Inc. and Subsidiaries
Computation of ratio of earnings to fixed charges, nine months ended September 30, 2012 and 2011 and years ended December 31, 2011, 2010, 2009, 2008 and 2007

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Richard M. Rosenblum
	Constance H. Lau		Richard M. Rosenblum
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of HECO)

By	/s/ James A. Ajello	By	/s/ Tayne S. Y. Sekimura
	James A. Ajello		Tayne S. Y. Sekimura
	Executive Vice President,		Senior Vice President
	Chief Financial Officer and Treasurer		and Chief Financial Officer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of HECO)

By	/s/ David M. Kostecki	By	/s/ Cathlynn L. Yoshida
	David M. Kostecki		Cathlynn L. Yoshida
	Vice President-Finance, Controller		Controller
	and Chief Accounting Officer		(Principal Accounting Officer of HECO)
(Principal Accounting Officer of HEI)

Date: November 8, 2012		Date: November 8, 2012