Form 10-Q/A
period 2012-09-30
HAWAIIAN ELECTRIC CO INC; HAWAIIAN ELECTRIC INDUSTRIES INC
filed 2013-04-08
CIK 46207, 354707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

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

Explanatory Note

Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc.  (the “Companies”) are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend the Companies’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (the “Quarterly Report”), as originally filed with the Securities and Exchange Commission (the “Commission”) on November 8, 2012 (the “Original Filing Date”). This Amendment No. 1 is being filed in response to communications with the Commission in connection with a request for confidential treatment with respect to certain portions of (i) Exhibit 10.2, (ii) 10.3, and (iii) 10.4 (the “Exhibits”) originally filed with the Quarterly Report. The sole purpose of this Amendment No. 1 is to file revised redacted versions of the Exhibits, which supersede in their entirety the Exhibits as originally filed with the Quarterly Report.

Except for the revised Exhibits, this Amendment No. 1 does not amend any other information set forth in the Quarterly Report. This Amendment No. 1 speaks as of the Original Filing Date, does not reflect any events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any disclosures made in the Quarterly Report. Additionally, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, new certifications of the Companies’ principal executive officer and principal financial officer are also attached as exhibits hereto.

The following exhibits are filed as a part of this report:

Part II—Other Information

Item 6. Exhibits

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

HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of James A. Ajello (HEI Chief Financial Officer)

HECO Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Richard M. Rosenblum (HECO Chief Executive Officer)

HECO Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (HECO Chief Financial Officer)

HEI Exhibit 32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350*

HECO Exhibit 32.2	HECO Certification Pursuant to 18 U.S.C. Section 1350†

*  Previously filed on November 8, 2012 with the Companies’ Quarterly Report.

†  Previously filed on November 8, 2012 with the Companies’ Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Richard M. Rosenblum
	Constance H. Lau		Richard M. Rosenblum
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of HECO)

By	/s/ James A. Ajello	By	/s/ Tayne S. Y. Sekimura
	James A. Ajello		Tayne S. Y. Sekimura
	Executive Vice President,		Senior Vice President
	Chief Financial Officer and Treasurer		and Chief Financial Officer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of HECO)

By	/s/ Jennifer Loo	By	/s/ Cathlynn L. Yoshida
	Jennifer Loo		Cathlynn L. Yoshida
	Interim Chief Accounting Officer		Controller
and Assistant Controller
	(Interim Principal Accounting Officer of HEI)		(Principal Accounting Officer of HECO)

Date: April 8, 2013		Date: April 8, 2013