Form 10-Q
period 2013-03-31
HAWAIIAN ELECTRIC CO INC; HAWAIIAN ELECTRIC INDUSTRIES INC
filed 2013-05-08
CIK 46207, 354707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Hawaiian Electric Industries Inc.	Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐	Hawaiian Electric Company, Inc.	Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding April 29, 2013
Hawaiian Electric Industries, Inc. (Without Par Value)	98,541,357 Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	14,665,264 Shares (not publicly traded)

Hawaiian Electric Industries, Inc. and Subsidiaries

Hawaiian Electric Company, Inc. and Subsidiaries

Form 10-Q—Quarter ended March 31, 2013

INDEX

Page No.
ii	Glossary of Terms
iv	Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
1		Consolidated Statements of Income - three months ended March 31, 2013 and 2012
2		Consolidated Statements of Comprehensive Income - three months ended March 31, 2013 and 2012
3		Consolidated Balance Sheets - March 31, 2013 and December 31, 2012
4		Consolidated Statements of Changes in Shareholders’ Equity - three months ended March 31, 2013 and 2012
5		Consolidated Statements of Cash Flows - three months ended March 31, 2013 and 2012
6		Notes to Consolidated Financial Statements

Hawaiian Electric Company, Inc. and Subsidiaries
27		Consolidated Statements of Income - three months ended March 31, 2013 and 2012
27		Consolidated Statements of Comprehensive Income - three months ended March 31, 2013 and 2012
28		Consolidated Balance Sheets - March 31, 2013 and December 31, 2012
29		Consolidated Statements of Changes in Common Stock Equity - three months ended March 31, 2013 and 2012
30		Consolidated Statements of Cash Flows - three months ended March 31, 2013 and 2012
31		Notes to Consolidated Financial Statements
49	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
49		HEI Consolidated
53		Electric Utilities
61		Bank
68	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
69	Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
70	Item 1.	Legal Proceedings
70	Item 1A.	Risk Factors
80	Item 5.	Other Information
84	Item 6.	Exhibits
85	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries

Hawaiian Electric Company, Inc. and Subsidiaries

Form 10-Q—Quarter ended March 31, 2013

GLOSSARY OF TERMS

Terms	Definitions

AFTAP	Adjusted Funding Target Attainment Percentage
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income
ARO	Asset retirement obligation
ASB	American Savings Bank, F.S.B., a wholly-owned subsidiary of American Savings Holdings, Inc.
ASHI	American Savings Holdings, Inc., a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
CIP CT-1	Campbell Industrial Park 110 MW combustion turbine No. 1
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

EPA	Environmental Protection Agency -- federal
EPS	Earnings per share
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FDIC	Federal Deposit Insurance Corporation
federal	U.S. Government
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board

GLOSSARY OF TERMS, continued

Terms	Definitions

GAAP	U.S. generally accepted accounting principles
GHG	Greenhouse gas
GNMA	Government National Mortgage Association
HCEI	Hawaii Clean Energy Initiative
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

Risks, uncertainties and other important factors that could cause actual results to differ materially from those described in forward-looking statements and from historical results include, but are not limited to, the following:

•            international, national and local economic conditions, including the state of the Hawaii tourism, defense and construction industries, the strength or weakness of the Hawaii and continental U.S. real estate markets (including the fair value and/or the actual performance of collateral underlying loans held by American Savings Bank, F.S.B. (ASB), which could result in higher loan loss provisions and write-offs), decisions concerning the extent of the presence of the federal government and military in Hawaii (including the effects of sequestration), the implications and potential impacts of U.S. and foreign capital and credit market conditions and federal, state and international responses to those conditions, and the potential impacts of global developments (including global economic conditions and uncertainties, unrest, conflict and the overthrow of governmental regimes in North Africa and the Middle East, terrorist acts, the war on terrorism, continuing U.S. presence in Afghanistan and potential conflict or crisis with North Korea or Iran);

•            weather and natural disasters (e.g., hurricanes, earthquakes, tsunamis, lightning strikes and the potential effects of climate change, such as more severe storms and rising sea levels), including their impact on Company operations and the economy;

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

•            the implementation of the Energy Agreement with the State of Hawaii and Consumer Advocate (Energy Agreement), setting forth the goals and objectives of a Hawaii Clean Energy Initiative (HCEI), and the fulfillment by the electric utilities of their commitments under the Energy Agreement (given the Public Utilities Commission of the State of Hawaii (PUC) approvals needed; the PUC’s potential delay in considering (and potential disapproval of actual or proposed) HCEI-related costs; reliance by the Company on outside parties like the state, independent power producers (IPPs) and developers; potential changes in political support for the HCEI; and uncertainties surrounding wind power, the proposed undersea cables, biofuels, environmental assessments and the impacts of implementation of the HCEI on future costs of electricity);

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

•            federal, state, county and international governmental and regulatory actions, such as existing, new and changes in laws, rules and regulations applicable to HEI, HECO, ASB and their subsidiaries (including changes in taxation, increases in capital requirements, regulatory changes resulting from the HCEI, environmental laws and regulations (including resulting compliance costs and risks of fines and penalties and/or liabilities), the regulation of greenhouse gas (GHG) emissions, governmental fees and assessments (such as Federal Deposit Insurance Corporation assessments), and potential carbon “cap and trade” legislation that may fundamentally alter costs to produce electricity and accelerate the move to renewable generation);

•            decisions by the PUC in rate cases and other proceedings (including the risks of delays in the timing of decisions, adverse changes in final decisions from interim decisions and the disallowance of project costs as a result of adverse regulatory audit reports or otherwise);

•            decisions by the PUC and by other agencies and courts on land use, environmental and other permitting issues (such as required corrective actions, restrictions and penalties that may arise, such as with respect to environmental conditions or renewable portfolio standards (RPS));

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

•            the ability of the electric utilities to recover increasing costs and earn a reasonable return on capital investments not covered by revenue adjustment mechanisms;

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

v

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

Three months ended March 31	2013	2012
(in thousands, except per share amounts)

Revenues
Electric utility	$719,273	$749,610
Bank	64,756	65,252
Other	35	(2)
Total revenues	784,064	814,860
Expenses
Electric utility	666,320	692,356
Bank	43,005	42,340
Other	4,082	4,348
Total expenses	713,407	739,044
Operating income (loss)
Electric utility	52,953	57,254
Bank	21,751	22,912
Other	(4,047)	(4,350)
Total operating income	70,657	75,816
Interest expense—other than on deposit liabilities and other bank borrowings	(19,788)	(18,539)
Allowance for borrowed funds used during construction	730	870
Allowance for equity funds used during construction	1,215	1,940
Income before income taxes	52,814	60,087
Income taxes	18,662	21,298
Net income	34,152	38,789
Preferred stock dividends of subsidiaries	473	473
Net income for common stock	$33,679	$38,316
Basic earnings per common share	$0.34	$0.40
Diluted earnings per common share	$0.34	$0.40
Dividends per common share	$0.31	$0.31
Weighted-average number of common shares outstanding	98,135	96,167
Net effect of potentially dilutive shares	405	394
Adjusted weighted-average shares	98,540	96,561

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

Three months ended March 31	2013	2012
(in thousands)

Net income for common stock	$33,679	$38,316
Other comprehensive income (loss), net of taxes:
Net unrealized losses on securities:
Net unrealized losses on securities arising during the period, net of tax benefits, of $547 and $149 for the three months ended March 31, 2013 and 2012, respectively	(828)	(226)
Derivatives qualified as cash flow hedges:
Less: reclassification adjustment to net income, net of tax benefits of $37 for the three months ended March 31, 2013 and 2012	59	59
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $3,846 and $2,473 for the three months ended March 31, 2013 and 2012, respectively	6,021	3,873
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $3,384 and $2,162 for the three months ended March 31, 2013 and 2012, respectively	(5,313)	(3,395)
Other comprehensive income (loss), net of taxes	(61)	311
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$33,618	$38,627

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(dollars in thousands)		March 31, 2013		December 31, 2012

Assets
Cash and cash equivalents		$262,708		$219,662
Accounts receivable and unbilled revenues, net		348,487		362,823
Available-for-sale investment and mortgage-related securities		659,400		671,358
Investment in stock of Federal Home Loan Bank of Seattle		95,152		96,022
Loans receivable held for investment, net		3,803,002		3,737,233
Loans held for sale, at lower of cost or fair value		5,351		26,005
Property, plant and equipment, net of accumulated depreciation of $2,142,040 in 2013 and $2,125,286 in 2012		3,640,308		3,594,829
Regulatory assets		874,151		864,596
Other		527,820		494,414
Goodwill		82,190		82,190
Total assets		$10,298,569		$10,149,132

Liabilities and shareholders’ equity
Liabilities
Accounts payable		$253,096		$212,379
Interest and dividends payable		26,358		26,258
Deposit liabilities		4,312,620		4,229,916
Short-term borrowings—other than bank		133,937		83,693
Other bank borrowings		193,233		195,926
Long-term debt, net—other than bank		1,422,875		1,422,872
Deferred income taxes		459,249		439,329
Regulatory liabilities		325,527		322,074
Contributions in aid of construction		415,795		405,520
Retirement benefits liability		643,104		656,394
Other		471,217		526,613
Total liabilities		8,657,011		8,520,974

Preferred stock of subsidiaries - not subject to mandatory redemption		34,293		34,293
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none		—		—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 98,471,405 shares in 2013 and 97,928,403 shares in 2012		1,413,700		1,403,484
Retained earnings		220,049		216,804
Accumulated other comprehensive income (loss), net of taxes
Net unrealized gains on securities	$9,933		$10,761
Unrealized losses on derivatives	(701)		(760)
Retirement benefit plans	(35,716)	(26,484)	(36,424)	(26,423)
Total shareholders’ equity		1,607,265		1,593,865
Total liabilities and shareholders’ equity		$10,298,569		$10,149,132

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands, except per share amounts)	Shares	Amount	Earnings	loss	Total

Balance, December 31, 2012	97,928	$1,403,484	$216,804	$(26,423)	$1,593,865
Net income for common stock	—	—	33,679	—	33,679
Other comprehensive loss, net of tax benefits	—	—	—	(61)	(61)
Issuance of common stock, net	543	10,216	—	—	10,216
Common stock dividends ($0.31 per share)	—	—	(30,434)	—	(30,434)
Balance, March 31, 2013	98,471	$1,413,700	$220,049	$(26,484)	$1,607,265

Balance, December 31, 2011	96,038	$1,349,446	$198,397	$(19,137)	$1,528,706
Net income for common stock	—	—	38,316	—	38,316
Other comprehensive income, net of taxes	—	—	—	311	311
Issuance of common stock, net	503	13,434	—	—	13,434
Dividend equivalents paid on equity-classified awards	—	—	(95)	—	(95)
Common stock dividends ($0.31 per share)	—	—	(29,817)	—	(29,817)
Balance, March 31, 2012	96,541	$1,362,880	$206,801	$(18,826)	$1,550,855

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

Three months ended March 31	2013	2012
(in thousands)

Cash flows from operating activities
Net income	$34,152	$38,789
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation of property, plant and equipment	39,726	37,911
Other amortization	935	1,419
Provision for loan losses	1,858	3,546
Loans receivable originated and purchased, held for sale	(79,224)	(89,087)
Proceeds from sale of loans receivable, held for sale	102,254	85,252
Change in deferred income taxes	19,967	21,260
Change in excess tax benefits from share-based payment arrangements	(414)	(44)
Allowance for equity funds used during construction	(1,215)	(1,940)
Changes in assets and liabilities
Decrease in accounts receivable and unbilled revenues, net	14,335	37,562
Increase in fuel oil stock	(29,272)	(14,458)
Increase in regulatory assets	(17,746)	(13,948)
Increase (decrease) in accounts, interest and dividends payable	38,148	(36,991)
Change in prepaid and accrued income taxes and utility revenue taxes	(50,933)	(41,126)
Contributions to defined benefit pension and other postretirement benefit plans	(21,476)	(26,815)
Change in other assets and liabilities	(2,776)	(17,046)
Net cash provided by (used in) operating activities	48,319	(15,716)

Cash flows from investing activities
Available-for-sale investment and mortgage-related securities purchased	(26,705)	(53,931)
Principal repayments on available-for-sale investment and mortgage-related securities	36,504	46,355
Net increase in loans held for investment	(66,934)	(34,212)
Proceeds from sale of real estate acquired in settlement of loans	3,046	3,371
Capital expenditures	(71,041)	(65,300)
Contributions in aid of construction	11,710	22,855
Other	869	—
Net cash used in investing activities	(112,551)	(80,862)

Cash flows from financing activities
Net increase in deposit liabilities	82,704	55,172
Net increase in short-term borrowings with original maturities of three months or less	50,244	87,467
Net decrease in retail repurchase agreements	(2,680)	(379)
Proceeds from issuance of long-term debt	50,000	—
Repayment of long-term debt	(50,000)	(57,500)
Change in excess tax benefits from share-based payment arrangements	414	44
Net proceeds from issuance of common stock	4,703	5,940
Common stock dividends	(24,394)	(23,855)
Preferred stock dividends of subsidiaries	(473)	(473)
Other	(3,240)	(3,757)
Net cash provided by financing activities	107,278	62,659
Net increase (decrease) in cash and cash equivalents	43,046	(33,919)
Cash and cash equivalents, beginning of period	219,662	270,265
Cash and cash equivalents, end of period	$262,708	$236,346

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 • Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in HEI’s Form 10-K for the year ended December 31, 2012.

In the opinion of HEI’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to fairly state the Company’s financial position as of March 31, 2013 and December 31, 2012 and the results of its operations and cash flows for the three months ended March 31, 2013 and 2012. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year. When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the current presentation.

2 • Segment financial information

(in thousands)	Electric utility	Bank	Other	Total

Three months ended March 31, 2013
Revenues from external customers	$719,267	$64,756	$41	$784,064
Intersegment revenues (eliminations)	6	—	(6)	—
Revenues	719,273	64,756	35	784,064
Income (loss) before income taxes	39,322	21,752	(8,260)	52,814
Income taxes (benefit)	14,394	7,597	(3,329)	18,662
Net income (loss)	24,928	14,155	(4,931)	34,152
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	24,429	14,155	(4,905)	33,679
Assets (at March 31, 2013)	5,174,235	5,116,385	7,949	10,298,569

Three months ended March 31, 2012
Revenues from external customers	$749,574	$65,252	$34	$814,860
Intersegment revenues (eliminations)	36	—	(36)	—
Revenues	749,610	65,252	(2)	814,860
Income (loss) before income taxes	45,207	23,464	(8,584)	60,087
Income taxes (benefit)	17,408	7,587	(3,697)	21,298
Net income (loss)	27,799	15,877	(4,887)	38,789
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	27,300	15,877	(4,861)	38,316
Assets (at December 31, 2012)	5,108,793	5,041,673	(1,334)	10,149,132

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

3 • Electric utility subsidiary

For consolidated HECO financial information, including its commitments and contingencies, see HECO’s consolidated financial statements beginning on page 27 through Note 10 on page 40.

4 • Bank subsidiary

Selected financial information

American Savings Bank, F.S.B.

Statements of Income Data

Three months ended March 31	2013	2012
(in thousands)

Interest income
Interest and fees on loans	$42,603	$44,888
Interest on investment and mortgage-related securities	3,464	3,805
Total interest income	46,067	48,693
Interest expense
Interest on deposit liabilities	1,312	1,779
Interest on other borrowings	1,164	1,261
Total interest expense	2,476	3,040
Net interest income	43,591	45,653
Provision for loan losses	1,858	3,546
Net interest income after provision for loan losses	41,733	42,107
Noninterest income
Fees from other financial services	7,643	7,337
Fee income on deposit liabilities	4,314	4,278
Fee income on other financial products	1,794	1,549
Gain on sale of loans	3,346	2,035
Other income, net	1,592	1,360
Total noninterest income	18,689	16,559
Noninterest expense
Compensation and employee benefits	20,088	18,646
Occupancy	4,123	4,225
Data processing	2,987	2,111
Services	2,103	1,783
Equipment	1,774	1,730
Other expense	7,595	6,707
Total noninterest expense	38,670	35,202
Income before income taxes	21,752	23,464
Income taxes	7,597	7,587
Net income	$14,155	$15,877

American Savings Bank, F.S.B.

Statements of Comprehensive Income Data

Three months ended March 31	2013	2012
(in thousands)

Net income	$14,155	$15,877
Other comprehensive income (loss), net of taxes:
Net unrealized losses on securities:
Net unrealized losses on securities arising during the period, net of tax benefits, of $547and $149 for the three months ended March 31, 2013 and 2012, respectively	(828)	(226)
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $1,424 and $164 for the three months ended March 31, 2013 and 2012, respectively	2,157	248
Other comprehensive income, net of taxes	1,329	22
Comprehensive income	$15,484	$15,899

American Savings Bank, F.S.B.

Balance Sheets Data

(in thousands)		March 31, 2013		December 31, 2012

Assets
Cash and cash equivalents		$224,870		$184,430
Available-for-sale investment and mortgage-related securities		659,400		671,358
Investment in stock of Federal Home Loan Bank of Seattle		95,152		96,022
Loans receivable held for investment		3,845,732		3,779,218
Allowance for loan losses		(42,730)		(41,985)
Loans receivable held for investment, net		3,803,002		3,737,233
Loans held for sale, at lower of cost or fair value		5,351		26,005
Other		246,420		244,435
Goodwill		82,190		82,190
Total assets		$5,116,385		$5,041,673
Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$1,223,921		$1,164,308
Deposit liabilities—interest-bearing		3,088,699		3,065,608
Other borrowings		193,233		195,926
Other		106,337		117,752
Total liabilities		4,612,190		4,543,594
Commitments and contingencies (see “Litigation” below)
Common stock		334,344		333,712
Retained earnings		183,918		179,763
Accumulated other comprehensive income (loss), net of taxes
Net unrealized gains on securities	$9,933		$10,761
Retirement benefit plans	(24,000)	(14,067)	(26,157)	(15,396)
Total shareholder’s equity		504,195		498,079
Total liabilities and shareholder’s equity		$5,116,385		$5,041,673

Other assets
Bank-owned life insurance		$126,798		$125,726
Premises and equipment, net		64,217		62,458
Prepaid expenses		13,189		13,199
Accrued interest receivable		13,773		13,228
Mortgage-servicing rights		11,400		10,818
Real estate acquired in settlement of loans, net		3,785		6,050
Other		13,258		12,956
		$246,420		$244,435
Other liabilities
Accrued expenses		$13,723		$17,103
Federal and state income taxes payable		42,205		35,408
Cashier’s checks		21,810		23,478
Advance payments by borrowers		6,443		9,685
Other		22,156		32,078
		$106,337		$117,752

Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.

Other borrowings consisted of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (FHLB) of Seattle of $143 million and $50 million, respectively, as of March 31, 2013 and $146 million and $50 million, respectively, as of December 31, 2012.

Securities sold under agreements to repurchase are accounted for as financing transactions and the obligations to repurchase these securities are recorded as liabilities in the balance sheet. All such agreements are subject to master netting arrangements, which provide for conditional right of set-off in case of default by either party; however, ASB presents securities sold under agreements to repurchase on a gross basis in the balance sheet. The following tables present information about the securities sold under agreements to repurchase, including the related collateral received from or pledged to counterparties:

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheet	Net amount of liabilities presented in the Balance Sheet
Repurchase agreements
March 31, 2013	$143	$—	$143
December 31, 2012	146	—	146

	Gross amount not offset in the Balance Sheet
(in millions)	Net amount of liabilities presented in the Balance Sheet	Financial instruments	Cash collateral pledged	Net amount
March 31, 2013
Financial institution	$50	$50	$—	$—
Commercial account holders	93	93	—	—
Total	$143	$143	$—	$—
December 31, 2012
Financial institution	$50	$50	$—	$—
Commercial account holders	96	96	—	—
Total	$146	$146	$—	$—

Investment and mortgage-related securities portfolio.

Available-for-sale securities.  The book value (amortized cost), gross unrealized gains and losses, estimated fair value and gross unrealized losses (fair value and amount by duration of time in which positions have been held in a continuous loss position) for securities held in ASB’s “available-for-sale” portfolio by major security type were as follows:

		Gross	Gross	Estimated	Gross unrealized losses
	Amortized	unrealized	unrealized	fair	Less than 12 months		12 months or longer
(in thousands)	cost	gains	losses	value	Fair value	Amount	Fair value	Amount
March 31, 2013
Federal agency obligations	$165,402	$2,606	$(48)	$167,960	$12,025	$(48)	$—	$—
Mortgage-related securities- FNMA, FHLMC and GNMA	399,784	10,061	(506)	409,339	66,595	(506)	—	—
Municipal bonds	77,723	4,378	—	82,101	—	—	—	—
	$642,909	$17,045	$(554)	$659,400	$78,620	$(554)	$—	$—
December 31, 2012
Federal agency obligations	$168,324	$3,167	$—	$171,491	$—	$—	$—	$—
Mortgage-related securities- FNMA, FHLMC and GNMA	407,175	10,412	(204)	417,383	32,269	(204)	—	—
Municipal bonds	77,993	4,491	—	82,484	—	—	—	—
	$653,492	$18,070	$(204)	$671,358	$32,269	$(204)	$—	$—

The unrealized losses on ASB’s investments in mortgage-related securities and obligations issued by federal agencies were caused by interest rate movements. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because ASB does not intend to sell the securities and has determined it is more likely than not that it will not be required to sell the investments before recovery of their amortized costs basis, which may be at maturity, ASB did not consider these investments to be other-than-temporarily impaired at March 31, 2013.

The fair values of ASB’s investment securities could decline if interest rates rise or spreads widen.

The following table details the contractual maturities of available-for-sale securities. All positions with variable maturities (e.g. callable debentures and mortgage-related securities) are disclosed based upon the bond’s contractual maturity. Actual maturities will likely differ from these contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

March 31, 2013	Amortized cost	Fair value
(in thousands)
Due in one year or less	$68,120	$68,635
Due after one year through five years	63,839	65,258
Due after five years through ten years	78,211	82,977
Due after ten years	32,955	33,191
	243,125	250,061
Mortgage-related securities-FNMA,FHLMC and GNMA	399,784	409,339
Total available-for-sale securities	$642,909	$659,400

Allowance for loan losses.  ASB must maintain an allowance for loan losses that is adequate to absorb estimated probable credit losses associated with its loan portfolio. The allowance for loan losses consists of an allocated portion, which estimates credit losses for specifically identified loans and pools of loans, and an unallocated portion.

The allowance for loan losses (balances and changes) and financing receivables were as follows:

		Commercial	Home
	Residential	real	equity line	Residential	Commercial	Residential	Commercial	Consumer
(in thousands)	1-4 family	estate	of credit	land	construction	construction	loans	loans	Unallocated	Total
Three months ended March 31, 2013
Allowance for loan losses:
Beginning balance	$6,068	$2,965	$4,493	$4,275	$2,023	$9	$15,931	$4,019	$2,202	$41,985
Charge-offs	(210)	—	(670)	(227)	—	—	(426)	(645)	—	(2,178)
Recoveries	192	—	194	137	—	—	392	150	—	1,065
Provision	(39)	3,691	540	(1,442)	(151)	3	(934)	131	59	1,858
Ending balance	$6,011	$6,656	$4,557	$2,743	$1,872	$12	$14,963	$3,655	$2,261	$42,730
Ending balance: individually evaluated for impairment	$454	$3,169	$—	$1,943	$—	$—	$2,285	$—	$—	$7,851
Ending balance: collectively evaluated for impairment	$5,557	$3,487	$4,557	$800	$1,872	$12	$12,678	$3,655	$2,261	$34,879

Financing Receivables:
Ending balance	$1,915,207	$391,679	$648,904	$23,894	$40,698	$8,275	$699,918	$127,260	$—	$3,855,835
Ending balance: individually evaluated for impairment	$25,320	$10,662	$1,259	$17,618	$—	$—	$19,302	$21	$—	$74,182
Ending balance: collectively evaluated for impairment	$1,889,887	$381,017	$647,645	$6,276	$40,698	$8,275	$680,616	$127,239	$—	$3,781,653
Year ended December 31, 2012
Allowance for loan losses:
Beginning balance	$6,500	$1,688	$4,354	$3,795	$1,888	$4	$14,867	$3,806	$1,004	$37,906
Charge-offs	(3,183)	—	(716)	(2,808)	—	—	(3,606)	(2,517)	—	(12,830)
Recoveries	1,328	—	108	1,443	—	—	649	498	—	4,026
Provision	1,423	1,277	747	1,845	135	5	4,021	2,232	1,198	12,883
Ending balance	$6,068	$2,965	$4,493	$4,275	$2,023	$9	$15,931	$4,019	$2,202	$41,985
Ending balance: individually evaluated for impairment	$384	$535	$—	$3,221	$—	$—	$2,659	$—	$—	$6,799
Ending balance: collectively evaluated for impairment	$5,684	$2,430	$4,493	$1,054	$2,023	$9	$13,272	$4,019	$2,202	$35,186

Financing Receivables:
Ending balance	$1,866,450	$375,677	$630,175	$25,815	$43,988	$6,171	$721,349	$121,231	$—	$3,790,856
Ending balance: individually evaluated for impairment	$25,279	$6,751	$1,560	$18,563	$—	$—	$20,298	$22	$—	$72,473
Ending balance: collectively evaluated for impairment	$1,841,171	$368,926	$628,615	$7,252	$43,988	$6,171	$701,051	$121,209	$—	$3,718,383

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

The credit risk profile by internally assigned grade for loans was as follows:

	March 31, 2013			December 31, 2012
(in thousands)	Commercial real estate	Commercial construction	Commercial	Commercial real estate	Commercial construction	Commercial
Grade:
Pass	$310,265	$35,623	$620,811	$314,182	$39,063	$638,854
Special mention	36,381	—	13,601	25,437	4,925	24,511
Substandard	41,222	5,075	61,133	29,308	—	53,538
Doubtful	3,811	—	4,373	6,750	—	4,446
Loss	—	—	—	—	—	—
Total	$391,679	$40,698	$699,918	$375,677	$43,988	$721,349

The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment> 90 days and accruing
March 31, 2013
Real estate loans:
Residential 1-4 family	$5,435	$1,277	$23,292	$30,004	$1,885,203	$1,915,207	$—
Commercial real estate	743	—	3,811	4,554	387,125	391,679	—
Home equity line of credit	649	371	1,323	2,343	646,561	648,904	—
Residential land	599	1,138	9,748	11,485	12,409	23,894	1,268
Commercial construction	—	—	—	—	40,698	40,698	—
Residential construction	—	—	—	—	8,275	8,275	—
Commercial loans	3,513	400	6,370	10,283	689,635	699,918	88
Consumer loans	567	250	402	1,219	126,041	127,260	272
Total loans	$11,506	$3,436	$44,946	$59,888	$3,795,947	$3,855,835	$1,628
December 31, 2012
Real estate loans:
Residential 1-4 family	$6,353	$1,741	$24,054	$32,148	$1,834,302	$1,866,450	$—
Commercial real estate	85	—	6,750	6,835	368,842	375,677	—
Home equity line of credit	1,077	142	1,319	2,538	627,637	630,175	—
Residential land	2,851	75	7,788	10,714	15,101	25,815	—
Commercial construction	—	—	—	—	43,988	43,988	—
Residential construction	—	—	—	—	6,171	6,171	—
Commercial loans	3,052	2,814	1,098	6,964	714,385	721,349	131
Consumer loans	598	348	424	1,370	119,861	121,231	242
Total loans	$14,016	$5,120	$41,433	$60,569	$3,730,287	$3,790,856	$373

The credit risk profile based on nonaccrual loans and accruing loans 90 days or more past due was as follows:

	March 31, 2013		December 31, 2012
(in thousands)	Nonaccrual loans	Accruing loans 90 days or more past due	Nonaccrual loans	Accruing loans 90 days or more past due
Real estate loans:
Residential 1-4 family	$25,578	$—	$26,721	$—
Commercial real estate	10,663	—	6,750	—
Home equity line of credit	2,352	—	2,349	—
Residential land	9,249	1,268	8,561	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial loans	19,305	88	20,222	131
Consumer loans	281	272	284	242
Total	$67,428	$1,628	$64,887	$373

The total carrying amount and the total unpaid principal balance of impaired loans were as follows:

	March 31, 2013					December 31, 2012
(in thousands)	Recorded investment	Unpaid principal balance	Related Allowance	Average recorded investment	Interest income recognized*	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized*

With no related allowance recorded
Real estate loans:
Residential 1-4 family	$14,815	$20,228	$—	$14,756	$134	$14,633	$20,247	$—	$16,688	$294
Commercial real estate	—	—	—	3,207	—	2,929	2,929	—	7,771	237
Home equity line of credit	732	1,444	—	655	—	581	1,374	—	632	1
Residential land	9,141	11,535	—	7,833	97	7,691	10,624	—	21,589	1,185
Commercial construction	—	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—	—
Commercial loans	4,573	8,175	—	4,220	—	4,265	6,994	—	24,605	986
Consumer loans	21	21	—	21	—	21	21	—	23	—
	29,282	41,403	—	30,692	231	30,120	42,189	—	71,308	2,703
With an allowance recorded
Real estate loans:
Residential 1-4 family	5,442	5,442	454	5,008	101	4,803	4,803	384	4,204	250
Commercial real estate	10,662	10,739	3,169	6,100	—	3,821	3,840	535	1,295	—
Home equity line of credit	—	—	—	—	—	—	—	—	26	—
Residential land	7,013	7,140	1,943	8,886	113	9,984	10,364	3,221	7,428	575
Commercial construction	—	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—	—
Commercial loans	14,729	15,775	2,285	15,221	5	16,033	16,912	2,659	8,429	23
Consumer loans	—	—	—	—	—	—	—	—	—	—
	37,846	39,096	7,851	35,215	219	34,641	35,919	6,799	21,382	848
Total
Real estate loans:
Residential 1-4 family	20,257	25,670	454	19,764	235	19,436	25,050	384	20,892	544
Commercial real estate	10,662	10,739	3,169	9,307	—	6,750	6,769	535	9,066	237
Home equity line of credit	732	1,444	—	655	—	581	1,374	—	658	1
Residential land	16,154	18,675	1,943	16,719	210	17,675	20,988	3,221	29,017	1,760
Commercial construction	—	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—	—
Commercial loans	19,302	23,950	2,285	19,441	5	20,298	23,906	2,659	33,034	1,009
Consumer loans	21	21	—	21	—	21	21	—	23	—
	$67,128	$80,499	$7,851	$65,907	$450	$64,761	$78,108	$6,799	$92,690	$3,551

*                   Since loan was classified as impaired.

Troubled debt restructurings.  A loan modification is deemed to be a troubled debt restructuring (TDR) when ASB grants a concession it would not otherwise consider were it not for the borrower’s financial difficulty.  When a borrower experiencing financial difficulty fails to make a required payment on a loan or is in imminent default, ASB takes a number of steps to improve the collectability of the loan and maximize the likelihood of full repayment. At times, ASB may modify or restructure a loan to help a distressed borrower improve its financial position to eventually be able to fully repay the loan, provided the borrower has demonstrated both the willingness and the ability to fulfill the modified terms. TDR loans are considered an alternative to foreclosure or liquidation with the goal of minimizing losses to ASB and maximizing recovery.

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

Loan modifications that occurred were as follows for the indicated periods:

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Number of	Outstanding recorded investment		Number of	Outstanding recorded investment
(dollars in thousands)	contracts	Pre-modification	Post-modification	contracts	Pre-modification	Post-modification

Troubled debt restructurings
Real estate loans:
Residential 1-4 family	4	$1,122	$1,063	7	$1,413	$1,410
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	4	462	215	—	—	—
Residential land	3	924	868	7	1,734	1,441
Commercial loans	—	—	—	6	160	160
Consumer loans	—	—	—	—	—	—
	11	$2,508	$2,146	20	$3,307	$3,011

Loans modified in TDRs that experienced a payment default of 90 days or more in 2013 and 2012, and for which the payment default occurred within one year of the modification, were as follows:

	Three months ended March 31, 2013		Three months ended March 31, 2012
(dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate loans:
Residential 1-4 family	—	$—	—	$—
Commercial real estate	—	—	—	—
Home equity line of credit	—	—	—	—
Residential land	—	—	—	—
Commercial loans	—	—	4	879
Consumer loans	—	—	—	—
	—	$—	4	$879

For 2012, the four commercial loans that subsequently defaulted were modified by extending the maturity date and deferring principal payments for a short period of time. There are no commitments to lend additional funds to borrowers whose loan terms have been impaired or modified in TDRs as of March 31, 2013.

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

5 • Retirement benefits

Defined benefit pension and other postretirement benefit plans information.  For the first three months of 2013, the Company contributed $21 million (primarily by the utilities) to its pension and other postretirement benefit plans, compared to $27 million (primarily by the utilities) in the first three months of 2012. The Company’s current estimate of contributions to its pension and other postretirement benefit plans in 2013 is $86 million ($84 million by the utilities, $2 million by HEI and nil by ASB), compared to $78 million ($63 million by the utilities, $2 million by HEI and $13 million by ASB) in 2012. In addition, the Company expects to pay directly $2 million ($1 million each by the utilities and HEI) of benefits in 2013, compared to $1 million paid in 2012.

On July 6, 2012, President Obama signed the Moving Ahead for Progress in the 21st Century Act (MAP-21), which included provisions related to the funding and administration of pension plans. This law does not affect the Company’s accounting for pension benefits; therefore, the net periodic benefit costs disclosed for the plans were not affected. The Company elected to apply MAP-21 for 2012, which improved the plans’ Adjusted Funding Target Attainment Percentage (AFTAP) for funding and benefit distribution purposes and thereby reduced the 2012 minimum funding requirement and lifted the restrictions on accelerated distribution options (which restrictions were in effect April 1, 2011 to September 30, 2012) for HEI and HECO and its subsidiaries. The effects of MAP-21 are expected to cause the minimum required funding under ERISA to be less than the net periodic cost for 2013 and 2014; therefore, the Company expects to contribute the net periodic cost for these years. If the AFTAP falls below 80% in the future, the restrictions on accelerated distribution options may apply again.

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

The components of net periodic benefit cost for consolidated HEI were as follows:

	Pension benefits		Other benefits
Three months ended March 31	2013	2012	2013	2012
(in thousands)

Service cost	$14,089	$10,191	$1,049	$1,096
Interest cost	16,106	16,771	1,931	2,281
Expected return on plan assets	(18,085)	(17,856)	(2,562)	(2,621)
Amortization of prior service gain	(24)	(81)	(448)	(448)
Amortization of net actuarial loss	9,819	6,423	521	453
Net periodic benefit cost	21,905	15,448	491	761
Impact of PUC D&Os	(7,436)	(3,857)	(397)	(680)
Net periodic benefit cost (adjusted for impact of PUC D&Os)	$14,469	$11,591	$94	$81

Consolidated HEI recorded retirement benefits expense of $11 million and $8 million in the first quarters of 2013 and 2012, respectively, and charged the remaining amounts primarily to electric utility plant.

The utilities have implemented pension and OPEB tracking mechanisms under which all of their retirement benefit expenses (except for executive life and nonqualified pension plan expenses) determined in accordance with GAAP are recovered over time. Under the tracking mechanisms, these retirement benefit costs that are over/under amounts allowed in rates are charged/credited to a regulatory asset/liability. The regulatory asset/liability for each utility will be amortized over 5 years beginning with the respective utility’s next rate case.

Defined contribution plans information.  For the first quarters of 2013 and 2012, the Company’s expense for its defined contribution pension plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan was $1.0 million and $0.9 million, respectively, and cash contributions were $2.4 million and $2.2 million, respectively.

6 • Share-based compensation

Under the 2010 Equity and Incentive Plan (EIP), HEI can issue an aggregate of 4 million shares of common stock as incentive compensation to selected employees in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares and other share-based and cash-based awards.

As of March 31, 2013, there were 3.6 million shares remaining available for future issuance under the EIP of which an estimated 2.7 million shares could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals under long-term incentive plans (based on the assumption that long-term incentive plan (LTIP) awards are achieved at maximum levels).

Under the 1987 Stock Option and Incentive Plan, as amended (SOIP), grants and awards of an estimated 25,000 shares of common stock (based on the March 31, 2013 market price of shares as the price on the exercise dates) were outstanding as of March 31, 2013 to selected employees in the form of nonqualified stock options (NQSOs), stock appreciation rights (SARs) and dividend equivalents. As of May 11, 2010 (when the EIP became effective), no new awards may be granted under the SOIP. After the shares of common stock for the outstanding SOIP grants and awards are issued or such grants and awards expire, the remaining shares registered under the SOIP will be deregistered and delisted.

The Company’s share-based compensation expense and related income tax benefit were as follows:

Three months ended March 31	2013	2012
(in millions)

Share-based compensation expense (1)	$1.9	$1.8
Income tax benefit	0.7	0.6

(1)         The Company has not capitalized any share-based compensation cost.

Nonqualified stock options.  Information about HEI’s NQSOs was as follows:

March 31, 2013		Outstanding & Exercisable (Vested)
Year of grant	Range of exercise prices	Number of options	Weighted-average remaining contractual life	Weighted-average exercise price

2003	$20.49	12,000	0.1	$20.49

As of December 31, 2012, NQSOs outstanding totaled 14,000 (representing the same number of underlying shares), with a weighted-average exercise price of $20.49. As of March 31, 2013, all NQSOs outstanding were exercisable and had an aggregate intrinsic value (including dividend equivalents) of $0.1 million.

NQSO activity and statistics were as follows:

Three months ended March 31	2013	2012
(dollars in thousands, except prices)

Shares exercised	2,000	12,000
Weighted-average exercise price	$20.49	$21.68
Cash received from exercise	$41	$260
Intrinsic value of shares exercised (1)	$15	$91
Tax benefit realized for the deduction of exercises	$6	$36

(1)                                 Intrinsic value is the amount by which the fair market value of the underlying stock and the related dividend equivalents exceeds the exercise price of the option.

Stock appreciation rights.  Information about HEI’s SARs was as follows:

March 31, 2013		Outstanding & Exercisable (Vested)
Year of grant	Range of exercise prices	Number of shares underlying SARs	Weighted-average remaining contractual life	Weighted-average exercise price

2004	$26.02	62,000	1.1	$26.02
2005	26.18	102,000	2.0	26.18
	$26.02 –26.18	164,000	1.7	$26.12

As of December 31, 2012, the shares underlying SARs outstanding totaled 164,000, with a weighted-average exercise price of $26.12. As of March 31, 2013, all SARs outstanding were exercisable and had an aggregate intrinsic value (including dividend equivalent rights) of $0.3 million.

Restricted shares and restricted stock awards.  Information about HEI’s grants of restricted shares and restricted stock awards was as follows:

	2013		2012
Three months ended March 31	Shares	(1)	Shares	(1)

Outstanding, beginning of period	9,005	$22.21	46,807	$24.45
Granted	—	—	—	—
Vested	—	—	(8,700)	27.17
Forfeited	—	—	—	—
Outstanding, end of period	9,005	$22.21	38,107	$23.83

(1)         Weighted-average grant-date fair value per share based on the closing or average price of HEI common stock on the date of grant.

As of March 31, 2013, there was $0.2 million of total unrecognized compensation cost related to nonvested restricted shares and restricted stock awards. The cost is expected to be recognized over a weighted-average period of 1.7 years.

For the first quarter of 2012, total restricted stock vested had a grant-date fair value of $0.2 million and the tax benefits realized for tax deductions related to restricted stock awards were $0.1 million.

Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	2013		2012
Three months ended March 31	Shares	(1)	Shares		(1)

Outstanding, beginning of period	315,094	$22.82	247,286		$21.80
Granted	107,231 (2)	26.89	92,512	(3)	25.98
Vested	(113,212)	20.30	(21,247)		24.95
Forfeited	(7,968)	25.26	—		—
Outstanding, end of period	301,145	$25.15	318,551		$22.80

(1)         Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.

(2)         Total weighted-average grant-date fair value of $2.9 million.

(3)         Total weighted-average grant-date fair value of $2.4 million.

As of March 31, 2013, there was $5.4 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 3 years.

For the first quarters of 2013 and 2012, total restricted stock units that vested and related dividends had a grant-date fair value of $3.5 million and $0.6 million, respectively, and the related tax benefits were $1.1 million and $0.2 million, respectively.

LTIP payable in stock.  The 2011-2013 LTIP, 2012-2014 LTIP and the 2013-2015 LTIP provide for performance awards under the EIP of shares of HEI common stock based on the satisfaction of performance goals and service conditions. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made subject to the achievement of specified performance levels. The potential payout varies from 0% to 200% of the number of target shares depending on achievement of the goals. The LTIP performance goals for the LTIP periods include awards with a market goal based on total return to shareholders (TRS) of HEI stock as a percentile to the Edison Electric Institute Index over the applicable three-year period. In addition, the 2011-2013 LTIP, the 2012-2014 LTIP and the 2013-2015 LTIP have performance goals related to levels of HEI consolidated net income, HEI consolidated return on common equity (ROACE), HECO consolidated net income, HECO consolidated ROACE, ASB net income and ASB return on assets — all based on the applicable three-year averages.

LTIP linked to TRS.  Information about HEI’s LTIP grants linked to TRS was as follows:

	2013		2012
Three months ended March 31	Shares	(1)	Shares		(1)

Outstanding, beginning of period	239,256	$29.12	197,385		$25.94
Granted	89,533	32.69	77,482	(2)	30.71
Vested	(87,753)	22.45	(35,397)		14.85
Forfeited	(5,972)	32.96	—		—
Outstanding, end of period	235,064	$32.87	239,470		$29.12

(1)         Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.

(2)         Total weighted-average grant-date fair value of $2.4 million.

On February 4, 2013, LTIP grants (under the 2013-2015 LTIP) were made payable in 89,533 shares of HEI common stock (based on the grant date price of $26.89 and target TRS performance levels) with a weighted-average grant date fair value of $2.9 million based on the weighted-average grant date fair value per share of $32.69.

The following table summarizes the assumptions used to determine the fair value of the LTIP awards linked to TRS and the resulting fair value of LTIP awards granted:

	2013	2012
Risk-free interest rate	0.38%	0.33%
Expected life in years	3	3
Expected volatility	19.4%	25.3%
Range of expected volatility for Peer Group	12.4% to 25.3%	15.5% to 34.5%
Grant date fair value (per share)	$32.69	$30.71

For the three months ended March 31, 2013 and 2012, total vested LTIP awards linked to TRS and related dividends had a fair value of $2.2 million and $0.6 million, respectively, and the related tax benefits were $0.9 million and $0.2 million, respectively.

As of March 31, 2013, there was $4.1 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TRS. The cost is expected to be recognized over a weighted-average period of 1.8 years.

LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	2013		2012
Three months ended March 31	Shares	(1)	Shares		(1)

Outstanding, beginning of period	247,175	$25.04	182,498		$22.63
Granted	118,895	26.89	115,104	(2)	25.98
Vested	(18,275)	18.95	—		—
Forfeited	(5,971)	25.94	—		—
Outstanding, end of period	341,824	$26.00	297,602		$23.92

(1)         Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.

(2)         Total weighted-average grant-date fair value of $3 million (at target performance levels).

On February 4, 2013, LTIP grants (under the 2013-2015 LTIP) were made payable in 118,895 shares of HEI common stock (based on the grant date price of $26.89 and target performance levels relating to performance goals other than TRS), with a weighted-average grant date fair value of $3.2 million based on the weighted-average grant date fair value per share of $26.89.

For the three months ended March 31, 2013, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $0.6 million and the related tax benefits were $0.2 million.

As of March 31, 2013, there was $5.4 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TRS. The cost is expected to be recognized over a weighted-average period of 1.8 years.

7 • Earnings per share and shareholders’ equity

Earnings per share.  Under the two-class method of computing earnings per share (EPS), EPS was comprised as follows for both participating securities and unrestricted common stock:

	2013	2012
Three months ended March 31	Basic and diluted	Basic and diluted
Distributed earnings	$0.31	$0.31
Undistributed earnings (loss)	0.03	0.09
	$0.34	$0.40

As of March 31, 2013, there were no shares that were antidilutive. As of March 31, 2012 the antidilutive effects of SARs of 210,000 shares of HEI common stock, for which the exercise prices were greater than the closing market price of HEI’s common stock were not included in the computation of diluted EPS.

Shareholders’ equity.

Equity forward transaction.  On March 19, 2013, HEI entered into an equity forward transaction in connection with a public offering of 6.1 million shares of HEI common stock. On March 20, 2013, the underwriters exercised their over-allotment option in full and HEI entered into an equity forward transaction in connection with 0.9 million shares of HEI common stock. The use of an equity forward transaction substantially eliminates future equity market price risk by fixing a common equity offering sales price under the then existing market conditions, while mitigating immediate share dilution resulting from the offering by postponing the actual issuance of common stock until funds are needed in accordance with the Company’s capital investment plans.

Pursuant to the terms of these transactions, a forward counterparty borrowed 7 million shares of HEI’s common stock from third parties and sold them to a group of underwriters for $26.75 per share, less an underwriting discount equal to $1.00312 per share. Under the terms of the equity forward transactions, to the extent that the transactions are physically settled, HEI would be required to issue and deliver shares of HEI common stock to the forward counterparty at the then applicable forward sale price. The forward sale price was initially determined to be $25.74688 per share at the time the equity forward transactions were entered into, and the amount of cash to be received by HEI upon physical settlement of the equity forward is subject to certain adjustments in accordance with the terms of the equity forward transactions. The equity forward transactions must be settled fully by March 25, 2015. Except in specified circumstances or events that would require physical settlement, HEI is able to elect to settle the equity forward transactions by means of physical, cash or net share settlement, in whole or in part, at any time on or prior to March 25, 2015.

The equity forward transactions had no initial fair value since they were entered into at the then market price of the common stock. HEI will not receive any proceeds from the sale of common stock until the equity forward transactions are settled, and at that time HEI will record the proceeds, if any, in equity. HEI concluded that the equity forward transactions were equity instruments based on the accounting guidance in ASC 480 and ASC 815 and that they qualified for an exception from derivative accounting under ASC 815 because the forward sale transactions were indexed to its own stock. HEI anticipates settling the equity forward transactions through physical settlement before March 25, 2015.

At March 31, 2013, the equity forward transactions could have been settled with physical delivery of the shares to the forward counterparty in exchange for cash of $180 million. At March 31, 2013, the equity forward transactions could also have been cash settled, with delivery of cash of approximately $12 million (which amount includes $7 million of underwriting discount) to the forward counterparty, or net share settled with delivery of approximately 440,000 shares of common stock to the forward counterparty.

Prior to their settlement, the equity forward transactions will be reflected in HEI’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of HEI’s common stock used in calculating diluted earnings per share for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the equity forward transactions less the number of shares that could be purchased by HEI in the market (based on the average market price during that reporting period)

using the proceeds receivable upon settlement of the equity forward transactions (based on the adjusted forward sale price at the end of that reporting period). The excess number of shares is weighted for the portion of the reporting period in which the equity forward transactions are outstanding.

Accordingly, before physical or net share settlement of the equity forward transactions, and subject to the occurrence of certain events, HEI anticipates that the forward sale agreement and additional forward sale agreement will have a dilutive effect on HEI’s earnings per share only during periods when the applicable average market price per share of HEI’s common stock is above the per share adjusted forward sale price, as described above. However, if HEI decides to physically or net share settle the forward sale agreement and additional forward sale agreement, any delivery by HEI of shares upon settlement could result in dilution to HEI’s earnings per share.

For the three months ended March 31, 2013, the equity forward transactions did not have a material dilutive effect on HEI’s earnings per share.

Accumulated other comprehensive income.  Reclassifications out of accumulated other comprehensive income (AOCI) were as follows:

	Three months ended March 31
	2013	2012
(in thousands)	Amount reclassified from AOCI		Affected line item in the Statement of Income
Unrealized gains and losses on securities	$—	$—	Revenues-bank (net gains on sales of securities)
Derivatives qualified as cash flow hedges
Interest rate contracts (settled in 2011)	59	59	Interest expense
Retirement benefit plan items
Amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost	6,021	3,873	(See Note 5 for additional details)
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets	(5,313)	(3,395)	(See Note 5 for additional details)
Total reclassifications	$767	$537

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

The Company groups its financial assets measured at fair value in three levels outlined as follows:

Level 1:                Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and is used to measure fair value whenever available.

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

Investment and mortgage-related securities.  To determine the fair value of investment securities held in ASB’s available-for-sale portfolio, independent third-party vendor or broker pricing is used on an unadjusted basis. Prices for investments and mortgage-related securities are based on observable inputs, including historical trading levels or sector yields, using market-based valuation techniques. The third party pricing service uses applications, models and pricing matrices that correlate security prices to benchmark securities which are adjusted for various inputs. Inputs include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark security bids and offers, TBA (to be announced) prices, monthly payment information, and reference data including market research. The pricing service may prioritize inputs differently on any given day for any security, and not all inputs are available for use in the evaluation process on any given day or for each security.  The pricing vendor corroborates its finding on an on-going basis by monitoring market activity and events.

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

Long-term debt.  Fair value was obtained from third-party financial services providers based on the current rates offered for debt of the same or similar remaining maturities and from discounting the future cash flows using the current rates offered for debt of the same or similar remaining maturities.

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

The estimated fair values of certain of the Company’s financial instruments were as follows:

	Carrying or notional	Estimated fair value
(in thousands)	amount	Level 1	Level 2	Level 3	Total

March 31, 2013
Financial assets
Money market funds	$10	$—	$10	$—	$10
Available-for-sale investment and mortgage-related securities	659,400	—	659,400	—	659,400
Investment in stock of Federal Home Loan Bank of Seattle	95,152	—	95,152	—	95,152
Loans receivable, net	3,808,353	—	—	3,974,112	3,974,112
Financial liabilities
Deposit liabilities	4,312,620	—	4,317,805	—	4,317,805
Short-term borrowings—other than bank	133,937	—	133,937	—	133,937
Other bank borrowings	193,233	—	208,410	—	208,410
Long-term debt, net—other than bank	1,422,875	—	1,529,541	—	1,529,541

December 31, 2012
Financial assets
Money market funds	$10	$—	$10	$—	$10
Available-for-sale investment and mortgage-related securities	671,358	—	671,358	—	671,358
Investment in stock of Federal Home Loan Bank of Seattle	96,022	—	96,022	—	96,022
Loans receivable, net	3,763,238	—	—	3,957,752	3,957,752
Financial liabilities
Deposit liabilities	4,229,916	—	4,235,527	—	4,235,527
Short-term borrowings—other than bank	83,693	—	83,693	—	83,693
Other bank borrowings	195,926	—	212,163	—	212,163
Long-term debt, net—other than bank	1,422,872	—	1,481,004	—	1,481,004

As of March 31, 2013 and December 31, 2012, loan commitments and unused lines and letters of credit issued by ASB had notional amounts of $1.6 billion and $1.5 billion, respectively, and their estimated fair value on such dates were $1.3 million and $1.2 million, respectively. As of March 31, 2013 and December 31, 2012, loans serviced by ASB for others had notional amounts of $1.3 billion and the estimated fair value of the servicing rights for such loans was $13.6 million and $11.9 million, respectively.

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

Assets measured at fair value on a recurring basis were as follows:

	Fair value measurements using
	Quoted prices in	Significant other	Significant
	active markets for identical	observable inputs	unobservable inputs
(in thousands)	assets (Level 1)	(Level 2)	(Level 3)
March 31, 2013
Money market funds (“other” segment)	$—	$10	$—
Available-for-sale securities (bank segment)
Mortgage-related securities-FNMA, FHLMC and GNMA	$—	$409,339	$—
Federal agency obligations	—	167,960	—
Municipal bonds	—	82,101	—
	$—	$659,400	$—
December 31, 2012
Money market funds (“other” segment)	$—	$10	$—
Available-for-sale securities (bank segment)
Mortgage-related securities-FNMA, FHLMC and GNMA	$—	$417,383	$—
Federal agency obligations	—	171,491	—
Municipal bonds	—	82,484	—
	$—	$671,358	$—

Fair value measurements on a nonrecurring basis.  From time to time, the Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the writedowns of individual assets. ASB does not record loans at fair value on a recurring basis. However, from time to time, ASB records nonrecurring fair value adjustments based on the current appraised value of the collateral securing the loans or unobservable market assumptions. Unobservable assumptions reflect ASB’s own estimate of the fair value of collateral used in valuing the loan. ASB may also be required to measure goodwill at fair value on a nonrecurring basis. During the first quarter of 2013, it was not required that a measurement of the fair value of goodwill be calculated and goodwill was not measured at fair value.

Assets measured at fair value on a nonrecurring basis were as follows:

		Fair value measurements
(in millions)	Balance	Level 1	Level 2	Level 3
Loans
March 31, 2013	$21	$—	$—	$21
December 31, 2012	21	—	—	21
Real estate acquired in settlement of loans
March 31, 2013	1	—	—	1
December 31, 2012	3	—	—	3

For the first quarters of 2013 and 2012, there were no adjustments to fair value for ASB’s loans held for sale.

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

For loans and real estate acquired in settlement of loans classified as Level 3 as of March 31, 2013, the significant unobservable inputs used in the fair value measurement were as follows:

($ in thousands)	Fair value at March 31, 2013	Valuation technique	Significant unobservable input	Significant unobservable input value
Residential loans	$17,331	Fair value of property or collateral	Appraised value	13 - 96%
Home equity lines of credit	732	Fair value of property or collateral	Appraised value	25 - 85%

Commercial loan	14	Fair value of property or collateral	U.S. government agency guarantee	85%
Commercial loan	118	Fair value of property or collateral	Appraised value	73%
Commercial loan	222	Fair value of property or collateral	Insurance proceeds	60%
Commercial loans	1,127	Fair value of property or collateral	Fair value of business assets	9 - 93%
Commercial loan	1,775	Discounted cash flow	Present value of expected future cash flows based on anticipated debt restructuring	Paydown of loan – 59%
			Discount rate	4.5%
Total commercial loans	3,256
Real estate acquired in settlement of loans	1,235	Fair value of property or collateral	Appraised value	81 – 99%

Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurement.

10 • Cash flows

Three months ended March 31	2013	2012
(in millions)
Supplemental disclosures of cash flow information
Interest paid to non-affiliates	$21	$22
Income taxes paid/(refunded)	(3)	—
Supplemental disclosures of noncash activities
Common stock dividends reinvested in HEI common stock (1)	6	6
Increases in common stock related to director and officer compensatory plans	—	2
Additions to electric utility property, plant and equipment - Unpaid invoices and other	3	3
Real estate acquired in settlement of loans	1	2

(1)         The amounts shown represent common stock dividends reinvested in HEI common stock under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP) in noncash transactions.

11 • Recent accounting pronouncements

Obligations resulting from joint and several liability.  In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date,” which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance requires entities to measure these obligations as the sum of the amount the entity has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information. This guidance is effective for all fiscal years, and interim periods within those years, beginning after December 31, 2013.

The Company will retrospectively adopt ASU No. 2013-04 in the first quarter of 2014 and does not expect it to have a material impact on the Company’s results of operations, financial condition or liquidity.

12 • Credit agreement and long-term debt

Credit agreement. HEI maintains an amended revolving noncollateralized credit agreement, which established a line of credit facility of $125 million, with a letter of credit sub-facility, expiring on December 5, 2016, with a syndicate of eight financial institutions. The credit facility will be maintained to support the issuance of commercial paper, but also may be drawn to repay HEI’s short-term and long-term indebtedness, to make investments in or loans to subsidiaries and for HEI’s working capital and general corporate purposes.

Changes in long-term debt.

March 6, 2013 notes.  On March 6, 2013, HEI entered into a First Supplement (the First Supplement) to the Master Note Purchase Agreement dated March 24, 2011 (the Note Agreement). Under the First Supplement, HEI issued $50 million of its unsecured, 3.99% Series 2013A Senior Notes, due March 6, 2023, via a private placement with The Prudential Insurance Company of America, Prudential Arizona Reinsurance Captive Company and The Lincoln National Life Insurance Company.

The Note Agreement, as modified by the First Supplement (which includes representations that supersede and supplement the representations in the Note Agreement), contains customary representations and warranties, affirmative and negative covenants, and events of default (the occurrence of which may result in some or all of the Notes then outstanding becoming immediately due and payable) and provisions requiring the maintenance by HEI of certain financial ratios generally consistent with those in HEI’s existing amended revolving noncollateralized credit agreement described above and in HEI’s Form 10-K for the year ended December 31, 2012. For example, under the Note Agreement, it is an event of default if HEI fails to maintain an unconsolidated “Capitalization Ratio” (funded debt) of 50% or less or “Consolidated Net Worth” of at least $975 million.

The net proceeds from the issuance of the Notes were used by HEI to refinance $50 million of its unsecured, 5.25% Medium-Term Notes, Series D, which matured on March 7, 2013.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

Three months ended March 31	2013	2012
(in thousands)

Operating revenues	$716,197	$747,938
Operating expenses
Fuel oil	305,100	327,839
Purchased power	153,364	164,789
Other operation	71,423	61,849
Maintenance	29,702	30,038
Depreciation	38,280	36,482
Taxes, other than income taxes	67,687	70,995
Income taxes	14,095	17,365
Total operating expenses	679,651	709,357
Operating income	36,546	38,581
Other income
Allowance for equity funds used during construction	1,215	1,940
Other, net	2,312	1,309
Income tax expense	(299)	(44)
Total other income	3,228	3,205
Interest and other charges
Interest on long-term debt	14,614	14,383
Amortization of net bond premium and expense	647	745
Other interest charges (credits)	315	(271)
Allowance for borrowed funds used during construction	(730)	(870)
Total interest and other charges	14,846	13,987
Net income	24,928	27,799
Preferred stock dividends of subsidiaries	229	229
Net income attributable to HECO	24,699	27,570
Preferred stock dividends of HECO	270	270
Net income for common stock	$24,429	$27,300

HEI owns all of the common stock of HECO. Therefore, per share data with respect to shares of common stock of HECO are not meaningful.

The accompanying notes for HECO are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

Three months ended March 31	2013	2012
(in thousands)

Net income for common stock	$24,429	$27,300
Other comprehensive income, net of taxes:
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $3,395 and $2,212 for the three months ended March 31, 2013 and 2012, respectively	5,331	3,472
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $3,384 and $2,162 for the three months ended March 31, 2013 and 2012, respectively	(5,313)	(3,395)
Other comprehensive income, net of taxes	18	77
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$24,447	$27,377

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	March 31, 2013	December 31, 2012
Assets
Utility plant, at cost
Land	$51,598	$51,568
Plant and equipment	5,427,933	5,364,400
Less accumulated depreciation	(2,062,810)	(2,040,789)
Construction in progress	153,669	151,378
Net utility plant	3,570,390	3,526,557
Current assets
Cash and cash equivalents	36,940	17,159
Customer accounts receivable, net	194,457	210,779
Accrued unbilled revenues, net	135,615	134,298
Other accounts receivable, net	5,795	28,176
Fuel oil stock, at average cost	190,691	161,419
Materials and supplies, at average cost	54,430	51,085
Prepayments and other	32,255	32,865
Regulatory assets	61,804	51,267
Total current assets	711,987	687,048
Other long-term assets
Regulatory assets	812,347	813,329
Unamortized debt expense	10,245	10,554
Other	69,266	71,305
Total other long-term assets	891,858	895,188
Total assets	$5,174,235	$5,108,793
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 14,665,264 shares)	$97,788	$97,788
Premium on capital stock	468,045	468,045
Retained earnings	911,632	907,273
Accumulated other comprehensive loss, net of income taxes-retirement benefit plans	(952)	(970)
Common stock equity	1,476,513	1,472,136
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,147,875	1,147,872
Total capitalization	2,658,681	2,654,301
Commitments and contingencies (Note 5)
Current liabilities
Short-term borrowings from nonaffiliates	43,052	—
Accounts payable	228,426	186,824
Interest and preferred dividends payable	21,693	21,092
Taxes accrued	199,350	251,066
Other	67,930	62,879
Total current liabilities	560,451	521,861
Deferred credits and other liabilities
Deferred income taxes	435,598	417,611
Regulatory liabilities	325,527	322,074
Unamortized tax credits	67,939	66,584
Retirement benefits liability	611,678	620,205
Other	98,566	100,637
Total deferred credits and other liabilities	1,539,308	1,527,111
Contributions in aid of construction	415,795	405,520
Total capitalization and liabilities	$5,174,235	$5,108,793

The accompanying notes for HECO are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total

Balance, December 31, 2012	14,665	$97,788	$468,045	$907,273	$(970)	$1,472,136
Net income for common stock	—	—	—	24,429	—	24,429
Other comprehensive income, net of taxes	—	—	—	—	18	18
Common stock dividends	—	—	—	(20,070)	—	(20,070)
Balance, March 31, 2013	14,665	$97,788	$468,045	$911,632	$(952)	$1,476,513
Balance, December 31, 2011	14,234	$94,911	$426,921	$881,041	$(32)	$1,402,841
Net income for common stock	—	—	—	27,300	—	27,300
Other comprehensive income, net of taxes	—	—	—	—	77	77
Common stock dividends	—	—	—	(18,261)	—	(18,261)
Balance, March 31, 2012	14,234	$94,911	$426,921	$890,080	$45	$1,411,957

The accompanying notes for HECO are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

Three months ended March 31	2013	2012
(in thousands)

Cash flows from operating activities
Net income	$24,928	$27,799
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation of property, plant and equipment	38,280	36,482
Other amortization	957	1,561
Change in deferred income taxes	17,975	20,061
Change in tax credits, net	1,382	1,356
Allowance for equity funds used during construction	(1,215)	(1,940)
Changes in assets and liabilities
Decrease in accounts receivable	38,703	25,001
Decrease (increase) in accrued unbilled revenues	(1,317)	11,184
Increase in fuel oil stock	(29,272)	(14,458)
Increase in materials and supplies	(3,345)	(3,561)
Increase in regulatory assets	(17,746)	(13,948)
Increase (decrease) in accounts payable	38,934	(33,174)
Change in prepaid and accrued income taxes and utility revenue taxes	(53,666)	(44,561)
Contributions to defined benefit pension and other postretirement benefit plans	(21,010)	(26,183)
Change in other assets and liabilities	19,913	3,444
Net cash provided by (used in) operating activities	53,501	(10,937)
Cash flows from investing activities
Capital expenditures	(67,915)	(63,436)
Contributions in aid of construction	11,710	22,855
Net cash used in investing activities	(56,205)	(40,581)
Cash flows from financing activities
Common stock dividends	(20,070)	(18,261)
Preferred stock dividends of HECO and subsidiaries	(499)	(499)
Repayment of long-term debt	—	(57,500)
Net increase in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	43,052	84,942
Other	2	(120)
Net cash provided by financing activities	22,485	8,562
Net increase (decrease) in cash and cash equivalents	19,781	(42,956)
Cash and cash equivalents, beginning of period	17,159	48,806
Cash and cash equivalents, end of period	$36,940	$5,850

The accompanying notes for HECO are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 • Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto incorporated by reference in HECO’s Form 10-K for the year ended December 31, 2012.

In the opinion of HECO’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to fairly state the financial position of HECO and its subsidiaries as of March 31, 2013 and December 31, 2012, the results of their operations and their cash flows for the three months ended March 31, 2013 and 2012. All such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year. When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the current presentation.

2 • Unconsolidated variable interest entities

HECO Capital Trust III.  HECO Capital Trust III (Trust III) was created and exists for the exclusive purposes of (i) issuing in March 2004 2,000,000 6.50% Cumulative Quarterly Income Preferred Securities, Series 2004 (2004 Trust Preferred Securities) ($50 million aggregate liquidation preference) to the public and trust common securities ($1.5 million aggregate liquidation preference) to HECO, (ii) investing the proceeds of these trust securities in 2004 Debentures issued by HECO in the principal amount of $31.5 million and issued by Hawaii Electric Light Company, Inc. (HELCO) and Maui Electric Company, Limited (MECO) each in the principal amount of $10 million, (iii) making distributions on these trust securities and (iv) engaging in only those other activities necessary or incidental thereto. The 2004 Trust Preferred Securities are mandatorily redeemable at the maturity of the underlying debt on March 18, 2034, which maturity may be extended to no later than March 18, 2053; and are currently redeemable at the issuer’s option without premium. The 2004 Debentures, together with the obligations of HECO, HELCO and MECO under an expense agreement and HECO’s obligations under its trust guarantee and its guarantee of the obligations of HELCO and MECO under their respective debentures, are the sole assets of Trust III. Taken together, HECO’s obligations under the HECO debentures, the HECO indenture, the subsidiary guarantees, the trust agreement, the expense agreement and trust guarantee provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of amounts due on the Trust Preferred Securities. Trust III has at all times been an unconsolidated subsidiary of HECO. Since HECO, as the common security holder, does not absorb the majority of the variability of Trust III, HECO is not the primary beneficiary and does not consolidate Trust III in accordance with accounting rules on the consolidation of VIEs. Trust III’s balance sheets as of March 31, 2013 and December 31, 2012 each consisted of $51.5 million of 2004 Debentures; $50.0 million of 2004 Trust Preferred Securities; and $1.5 million of trust common securities. Trust III’s income statements for the three months ended March 31, 2013 and 2012 each consisted of $0.8 million of interest income received from the 2004 Debentures, $0.8 million of distributions to holders of the Trust Preferred Securities, and $25,000 of common dividends on the trust common securities to HECO. So long as the 2004 Trust Preferred Securities are outstanding, HECO is not entitled to receive any funds from Trust III other than pro-rata distributions, subject to certain subordination provisions, on the trust common securities. In the event of a default by HECO in the performance of its obligations under the 2004 Debentures or under its Guarantees, or in the event HECO, HELCO or MECO elect to defer payment of interest on any of their respective 2004 Debentures, then HECO will be subject to a number of restrictions, including a prohibition on the payment of dividends on its common stock.

Power purchase agreements.  As of March 31, 2013, HECO and its subsidiaries had six PPAs for firm capacity and other PPAs with smaller independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or small power production facilities with a capacity of 100 kW or less who buy power from or sell power to the utilities), none of which are currently required to be consolidated as VIEs. Approximately 90% of the firm capacity is purchased from AES Hawaii, Inc. (AES Hawaii), Kalaeloa Partners, L.P. (Kalaeloa), Hamakua Energy Partners, L.P. (HEP) and HPOWER. Purchases from all IPPs for the quarter ended March 31, 2013 totaled $153 million, with purchases from AES Hawaii, Kalaeloa, HEP and HPOWER totaling $23 million, $65 million, $12 million, and $15 million, respectively. Purchases from all IPPs for the quarter ended March 31, 2012 totaled $165 million, with purchases from AES Hawaii, Kalaeloa, HEP and HPOWER totaling $35 million, $69 million, $14 million, and $16 million, respectively.

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

Pursuant to the current accounting standards for VIEs, HECO is deemed to have a variable interest in Kalaeloa by reason of the provisions of HECO’s PPA with Kalaeloa. However, management has concluded that HECO is not the primary beneficiary of Kalaeloa because HECO does not have the power to direct the activities that most significantly impact Kalaeloa’s economic performance nor the obligation to absorb Kalaeloa’s expected losses, if any, that could potentially be significant to Kalaeloa. Thus, HECO has not consolidated Kalaeloa in its consolidated financial statements. A significant factor affecting the level of expected losses HECO could potentially absorb is the fact that HECO’s exposure to fuel price variability is limited to the remaining term of the PPA as compared to the facility’s remaining useful life. Although HECO absorbs fuel price variability for the remaining term of the PPA, the PPA does not currently expose HECO to losses as the fuel and fuel related energy payments under the PPA have been approved by the PUC for recovery from customers through base electric rates and through HECO’s ECAC to the extent the fuel and fuel related energy payments are not included in base energy rates. As of March 31, 2013, HECO’s accounts payable to Kalaeloa amounted to $24 million.

3 • Revenue taxes

HECO and its subsidiaries’ operating revenues include amounts for various Hawaii state revenue taxes. Revenue taxes are generally recorded as an expense in the period the related revenues are recognized. However, HECO and its subsidiaries’ revenue tax payments to the taxing authorities in the period are based on the prior year’s billed revenues (in the case of public service company taxes and PUC fees) or on the current year’s cash collections from electric sales (in the case of franchise taxes). For the three months ended March 31, 2013 and 2012, HECO and its subsidiaries included approximately $64 million and $67 million, respectively, of revenue taxes in “operating revenues” and in “taxes, other than income taxes” expense.

4 • Retirement benefits

Defined benefit pension and other postretirement benefit plans information.  For the first quarter of 2013, HECO and its subsidiaries contributed $21 million to their pension and other postretirement benefit plans, compared to $26 million in the first quarter of 2012. HECO and its subsidiaries’ current estimate of contributions to their pension and other postretirement benefit plans in 2013 is $84 million, compared to contributions of $63 million in 2012. In addition, HECO and its subsidiaries expect to pay directly $1.0 million of benefits in 2013, compared to $0.5 million paid in 2012.

On July 6, 2012, President Obama signed the MAP-21, which included provisions related to the funding and administration of pension plans. This law does not affect the utilities’ accounting for pension benefits; therefore, the net periodic benefit costs disclosed for the plans were not affected. The utilities elected to apply MAP-21 for 2012, which improved the plan’s AFTAP for funding and benefit distribution purposes and thereby reduced the 2012 minimum funding requirement and lifted the restrictions on accelerated distribution options (which restrictions were in effect April 1, 2011 to September 30, 2012) for HECO and its subsidiaries. The effects of MAP-21 are expected to cause the minimum required funding under ERISA to be less than the net periodic cost for 2013 and 2014; therefore, the utilities expect to contribute the net periodic cost for these years as they did for 2012. If the AFTAP falls below 80% in the future, the restrictions on accelerated distribution options may apply again.

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

The components of net periodic benefit cost were as follows:

	Pension benefits		Other benefits
Three months ended March 31	2013	2012	2013	2012
(in thousands)

Service cost	$13,603	$9,802	$1,014	$1,048
Interest cost	14,676	15,261	1,861	2,205
Expected return on plan assets	(16,090)	(16,060)	(2,520)	(2,579)
Amortization of net transition obligation	—	—	—	(2)
Amortization of net prior service gain	(116)	(172)	(451)	(451)
Amortization of net actuarial loss	8,790	5,869	504	440
Net periodic benefit cost	20,863	14,700	408	661
Impact of PUC D&Os	(7,436)	(3,857)	(397)	(680)
Net periodic benefit cost (adjusted for impact of PUC D&Os)	$13,427	$10,843	$11	$(19)

HECO and its subsidiaries recorded retirement benefits expense of $10 million and $8 million for the first quarters of 2013 and 2012, respectively. The electric utilities charged a portion of the net periodic benefit cost to electric utility plant.

The utilities have implemented pension and OPEB tracking mechanisms under which all of their retirement benefit expenses (except for executive life and nonqualified pension plan expenses) determined in accordance with GAAP are recovered over time. Under the tracking mechanisms, these retirement benefit costs that are over/under amounts allowed in rates are charged/credited to a regulatory asset/liability. The regulatory asset/liability for each utility will be amortized over 5 years beginning with the respective utility’s next rate case.

Accumulated other comprehensive income.  Reclassifications out of AOCI were as follows:

	Three months ended March 31
	2013	2012
(in thousands)	Amount reclassified from AOCI
Retirement benefit plan items
Amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost	$5,331	$3,472	(See above)
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets	(5,313)	(3,395)	(See above)
Total reclassifications	$18	$77

Defined contribution plan information.  For the first quarters of 2013 and 2012, the utilities’ expense for its defined contribution pension plan was $0.2 million and de minimis, respectively.

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

Renewable energy projects.  HECO and its subsidiaries continue to evaluate opportunities with developers of proposed projects to integrate power into its grid from a variety of renewable energy sources, including solar, biomass, wind, ocean thermal energy conversion, wave, geothermal and others. This includes HECO’s plan to integrate wind power into the Oahu electrical grid that would be imported via a yet-to-be-built undersea transmission cable system from a large windfarm proposed to be built on the island of Lanai.

In December 2009, the PUC allowed HECO to defer the costs of studies for the large wind project for later review of prudence and reasonableness. In April 2013, the PUC approved the recovery of $3.9 million in costs for stage 1 studies for the large wind project over a three-year period, with carrying costs to be accrued over the recovery period at the rate of 1.75% per annum, through the Renewable Energy Infrastructure Program (REIP) Surcharge.

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

In May 2012, the PUC instituted a proceeding for a competitive bidding process for up to 50 MW of firm renewable geothermal dispatchable energy (Geothermal RFP) on the island of Hawaii, and in July 2012, HELCO filed an application to defer 2012 costs related to the Geothermal RFP. In February 2013, HELCO issued the Final Geothermal RFP. Bids were received in April 2013 and are being evaluated.

Interim increases.  As of March 31, 2013, HECO and its subsidiaries had recognized $3 million of revenues with respect to interim orders related to general rate increase requests. Revenue amounts recorded pursuant to interim orders are subject to refund, with interest, if they exceed amounts allowed in a final order.

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

In May 2011, the PUC ordered independently conducted regulatory audits on the reasonableness of costs incurred for HECO’s East Oahu Transmission Project (EOTP), Campbell Industrial Park (CIP) combustion turbine No. 1 (CT-1) project, and Customer Information System (CIS) project. However, in March 2012, the PUC eliminated the requirement for a regulatory audit for the EOTP Phase I in connection with an approved settlement of the project cost issues and, in March 2013, the PUC eliminated the requirement for the CIP CT-1 and CIS projects as described below.

On January 28, 2013, HECO and its subsidiaries and the Consumer Advocate, signed a settlement agreement (2013 Agreement), subject to PUC approval, to write-off $40 million of costs in lieu of conducting the regulatory audits of the CIP CT-1 project and the CIS project. Based on the 2013 Agreement, as of December 31, 2012, the utilities recorded an after-tax charge to net income of approximately $24 million—$17.1 million for HECO, $3.4 million for HELCO, and $3.2 million for MECO. The remaining recoverable costs of $52 million were included in rate base as of December 31, 2012.

As part of the 2013 Agreement, HELCO would withdraw its 2013 test year rate case, and delay filing a new rate case until a 2016 test year. Additionally, HECO would delay the filing of its scheduled 2014 test year rate case to no earlier than January 2, 2014. For both utilities, the existing terms of the last rate case decisions would continue. HECO would also be allowed to record Revenue Adjustment Mechanism (RAM) revenues starting on January 1 of 2014, 2015 and 2016. The cash collection of RAM revenues would remain unchanged, starting June 1 of each year through May 31 of the following year.

On March 19, 2013, the PUC issued a decision and order (2013 D&O) approving the 2013 Agreement, with the following clarifications, none of which changed the financial impact recorded as of December 31, 2012: (1) the PUC reiterated its authority to examine and ascertain what post go-live CIS costs would be subject to regulatory review in future rate cases; (2) the PUC discouraged requesting single issue cost deferral accounting and/or cost recovery mechanisms during the period of rate case deferral by HECO and HELCO; (3) the PUC approved the agreed-upon recovery of CIP CT-1 and CIS project costs through the RAM, as set forth in the 2013 Agreement, however not setting a precedent for future projects; and (4) the PUC reaffirmed its right to rule on the substance of the MECO 2012 test year rate case in its ongoing rate case proceeding.

Campbell Industrial Park combustion turbine No. 1 and transmission line.  HECO’s incurred costs for this project, which was placed in service in 2009, were $195 million, including $9 million of allowance for funds used during construction (AFUDC). In July 2011, the PUC allowed HECO to defer $32 million of costs that were in excess of the prior PUC approved amounts and related depreciation for HECO’s CIP CT-1 project until completion of the contemplated regulatory audit, which was subsequently cancelled pursuant to the 2013 D&O. The PUC also approved the accrual of a carrying charge on the cost of the project not yet included in rates and the related depreciation expense and allowed the remaining project costs that were not deferred to be included in electric rates.

For accounting purposes, HECO will recognize the equity portion of the carrying charge when it is collected in electric rates (expected to begin on June 1, 2013). Effective May 31, 2013, the accrual of a carrying charge will end. The CIP CT-1 deferred costs and depreciation are expected to be recovered in electric rates beginning on June 1, 2013. Management believes no adjustment to project costs is required as of March 31, 2013.

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

The CIS project’s new software system became operational in May 2012. In February 2012 and May 2012, the PUC granted HECO’s and MECO’s requests, respectively, to defer CIS project operation and maintenance expenses (limited to $2.3 million per year in 2011 and 2012 for HECO and limited to $0.6 million in 2012 for MECO) until completion of the contemplated regulatory audit, which was subsequently cancelled pursuant to the 2013 D&O. The PUC also allowed them to accrue AFUDC on project costs (including deferred operation and maintenance expenses). For accounting purposes, the utilities will recognize the equity portion of the carrying charge when it is collected in electric rates (expected to begin on June 1, 2013). Effective May 31, 2013, the accrual of AFUDC will end. As of March 31, 2013, the utilities’ total deferred and capital costs for the CIS project were $20 million (after the write-off of $40 million of project costs pursuant to the 2013 Agreement and 2013 D&O described above). The CIS project costs of $20 million are expected to be recovered in electric rates beginning on June 1, 2013. Management believes no further adjustment to project costs is required as of March 31, 2013.

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

On April 20, 2011, the Federal Register published the federal Environmental Protection Agency’s (EPA’s) proposed regulations required by section 316(b) of the CWA designed to protect aquatic organisms from adverse impacts associated with existing power plant cooling water intake structures. The proposed regulations would apply to the cooling water systems for the steam generating units at HECO’s power plants on the island of Oahu. If adopted as proposed, management believes the proposed regulations would require significant capital and annual other operation and maintenance (O&M) expenditures. On June 11, 2012, the EPA published additional information on the section 316(b) rule making that indicates that the EPA is considering establishing lower cost compliance alternatives in the final rule. The EPA has delayed issuance of the final section 316(b) rule until June 2013.

On February 16, 2012, the Federal Register published the EPA’s final rule establishing the EPA’s National Emission Standards for Hazardous Air Pollutants for fossil-fuel fired steam electrical generating units (EGUs). The final rule, known as the Mercury and Air Toxics Standards (MATS), applies to the 14 EGUs at HECO’s power plants. MATS establishes the Maximum Achievable Control Technology standards for the control of hazardous air pollutants emissions from new and existing EGUs. Based on a review of the final rule and the benefits and costs of alternative compliance strategies, HECO has selected a MATS compliance strategy based on switching to lower emission fuels. The use of lower emission fuels will provide for MATS compliance at lower overall costs, avoid the reduction in operational flexibility imposed by emissions control equipment, achieve timely compliance with the MATS and provide flexibility for optimizing the combined compliance strategies for MATS and the tightening of the National Ambient Air Quality Standards. On February 6, 2013, the EPA issued a guidance document titled “Next Steps for Area Designations and Implementation of the Sulfur Dioxide National Ambient Air Quality Standard,” which outlines a process that will provide the states additional flexibility and time for their development of one-hour SO2 NAAQS implementation plans. HECO will work with the Hawaii Department of Health (DOH) and the EPA in the rulemaking process for these implementation plans to insure development of cost-effective strategies for NAAQS compliance.

Depending upon the final outcome of the CWA 316(b) regulations and proposed changes to CWA effluent standards, the specifics of the MATS compliance plan, and the implementation of more stringent National Ambient Air Quality Standards, HECO and its subsidiaries may be required to incur material capital expenditures and other compliance costs, but such amounts are not determinable at this time. Additionally, the combined effects of these regulatory initiatives may result in a decision to retire or deactivate certain generating units earlier than anticipated.

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

Former Molokai Electric Company generation site.  In 1989, MECO acquired by merger Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The EPA has since performed Brownfield assessments of the Site that identified environmental impacts in the subsurface. Although MECO never operated at the Site and operations there had stopped four years before the merger, in discussions with the EPA and the DOH, MECO agreed to undertake additional investigations at the Site and an adjacent parcel that Molokai Electric Company had used for equipment storage (the Adjacent Parcel) to determine the extent of impacts of subsurface contaminants. A 2011 assessment by a MECO contractor of the Adjacent Parcel identified environmental impacts, including elevated polychlorinated biphenyls (PCBs) in the subsurface soils. In cooperation with the DOH and EPA, MECO is further investigating the Site and the Adjacent Parcel to determine the extent of impacts of PCBs, fuel oils, and other subsurface contaminants. In March 2012, MECO accrued an additional $3.1 million (reserve balance of $3.6 million as of March 31, 2013) for the additional investigation and estimated cleanup costs at the Site and the Adjacent Parcel; however, final costs of remediation will depend on the results of continued investigation.

Global climate change and greenhouse gas emissions reduction.  National and international concern about climate change and the contribution of GHG emissions (including carbon dioxide emissions from the combustion of fossil fuels) to global warming have led to action by the State and to federal legislative and regulatory proposals to reduce GHG emissions.

In July 2007, Act 234, which requires a statewide reduction of GHG emissions by January 1, 2020 to levels at or below the statewide GHG emission levels in 1990, became law in Hawaii. The electric utilities participated in a Task Force established under Act 234, which was charged with developing a work plan and regulatory approach to reduce GHG emissions, as well as in initiatives aimed at reducing their GHG emissions, such as those being implemented under the Energy Agreement. On October 19, 2012, the DOH posted the proposed regulations required by Act 234 for public hearing and comment. In general, the proposed regulations would require affected sources that have the potential to emit GHGs in excess of established thresholds to reduce GHG emissions by 25% below 2010 emission levels by 2020. The proposed regulations also assess affected sources an annual fee based on tons per year of GHG emissions, beginning with emissions in calendar year 2012. The proposed DOH GHG rule also tracks the federal the federal “Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule” (GHG Tailoring Rule, see below) and would create new thresholds for GHG emissions from new and existing stationary source facilities. Both the federal and state regulations create certain exclusions for carbon dioxide (CO2) emissions from biomass-fired and other biogenic sources. HECO submitted comments on the proposed regulations in January 2013. HECO continues to monitor this rulemaking proceeding and will participate in the further development of the regulations.

Several approaches (e.g., “cap and trade”) to GHG emission reduction have been either introduced or discussed in the U.S. Congress; however, no federal legislation has yet been enacted.

On September 22, 2009, the EPA issued its Final Mandatory Reporting of Greenhouse Gases Rule, which requires that sources emitting GHGs above certain threshold levels monitor and report GHG emissions. The utilities have submitted the required reports for 2010, 2011 and 2012 to the EPA. In December 2009, the EPA made the finding that motor vehicle GHG emissions endanger public health or welfare. Since then, the EPA has also issued rules that begin to address GHG emissions from stationary sources, like the utilities’ generating units.

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

Changes to the ARO liability included in “Other liabilities” on HECO’s balance sheet were as follows:

(in thousands)	2013	2012
Balance, January 1	$48,431	$50,871
Accretion expense	124	451
Liabilities incurred	—	—
Liabilities settled	(642)	(210)
Revisions in estimated cash flows	—	—
Balance, March 31	$47,913	$51,112

Collective bargaining agreements.  On November 1, 2012, the utilities’ bargaining unit employees ratified a new collective bargaining agreement and a new benefit agreement that both expire on October 31, 2018. The collective bargaining agreement provides for general non-compounded wage increases of 3% for 2014, 2015, 2017 and 2018, and 3.25% for 2016. (A general 3% non-compounded wage increase has been provided to bargaining unit employees for 2013 under the collective bargaining agreement ratified in March 2011). The agreement also includes wage adjustments for certain trades and crafts positions and different wage rates for new bargaining unit office and clerical positions. The new benefit agreement provides for an escalating percentage of employee contributions without caps for medical premiums throughout the term of the agreement. As of April 1, 2013, approximately 52% of the electric utilities’ employees were members of the International Brotherhood of Electrical Workers, AFL-CIO, Local 1260, which is the only union representing employees of the electric utilities.

6 • Cash flows

Three months ended March 31	2013	2012
(in millions)
Supplemental disclosures of cash flow information
Interest paid	$14	$15
Income taxes refunded	(26)	(1)
Supplemental disclosures of noncash activities
Additions to electric utility property, plant and equipment - Unpaid invoices and other	3	3

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

The Company groups its financial assets measured at fair value in three levels outlined as follows:

Level 1:                Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and is used to measure fair value whenever available.

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

The estimated fair values of certain of the electric utilities’ financial instruments were as follows:

	March 31, 2013		December 31, 2012
(in thousands)	Carrying amount	Estimated fair value (Level 2)	Carrying amount	Estimated fair value (Level 2)

Financial liabilities
Short-term borrowings - nonaffiliates	$43,052	$43,052	$—	$—
Long-term debt, net, including amounts due within one year	1,147,875	1,230,067	1,147,872	1,181,631

Fair value measurements on a nonrecurring basis.  From time to time, the utilities may be required to measure certain liabilities at fair value on a nonrecurring basis in accordance with GAAP. The fair value of the utilities ARO (Level 3) was determined by discounting the expected future cash flows using market-observable risk-free rates as adjusted by HECO’s credit spread. Also, see “Asset retirement obligations” in Note 5.

8 • Recent accounting pronouncements

Obligations resulting from joint and several liability.  In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date,” which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance requires entities to measure these obligations as the sum of the amount the entity has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information. This guidance is effective for all fiscal years, and interim periods within those years, beginning after December 31, 2013.

HECO and its subsidiaries will retrospectively adopt ASU No. 2013-04 in the first quarter of 2014 and does not expect it to have a material impact on HECO and its subsidiaries’ results of operations, financial condition or liquidity.

9 • Credit agreement

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

10 • Reconciliation of electric utility operating income per HEI and HECO consolidated statements of income

Three months ended March 31	2013	2012
(in thousands)
Operating income from regulated and nonregulated activities before income taxes (per HEI consolidated statements of income)	$52,953	$57,254
Deduct:
Income taxes on regulated activities	(14,095)	(17,365)
Revenues from nonregulated activities	(3,076)	(1,672)
Add:
Expenses from nonregulated activities	764	364
Operating income from regulated activities after income taxes (per HECO consolidated statements of income)	$36,546	$38,581

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

HECO also unconditionally guarantees HELCO’s and MECO’s obligations (a) to the State of Hawaii for the repayment of principal and interest on Special Purpose Revenue Bonds issued for the benefit of HELCO and MECO, (b) under their respective private placement note agreements and the HELCO notes and MECO notes issued thereunder and (c) relating to the trust preferred securities of Trust III (see Note 2 above). HECO is also obligated, after the satisfaction of its obligations on its own preferred stock, to make dividend, redemption and liquidation payments on HELCO’s and MECO’s preferred stock if the respective subsidiary is unable to make such payments.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (Loss) (unaudited)

Three months ended March 31, 2013

(in thousands)	HECO	HELCO	MECO	Other subsidiaries	Consolidating adjustments	HECO Consolidated
Operating revenues	$505,829	106,016	104,352	—	—	$716,197
Operating expenses
Fuel oil	221,967	32,936	50,197	—	—	305,100
Purchased power	111,155	30,122	12,087	—	—	153,364
Other operation	50,111	11,064	10,248	—	—	71,423
Maintenance	21,652	3,806	4,244	—	—	29,702
Depreciation	24,707	8,547	5,026	—	—	38,280
Taxes, other than income taxes	48,085	9,686	9,916	—	—	67,687
Income taxes	7,311	2,714	4,070	—	—	14,095
Total operating expenses	484,988	98,875	95,788	—	—	679,651
Operating income	20,841	7,141	8,564	—	—	36,546
Other income (loss)
Allowance for equity funds used during construction	983	138	94	—	—	1,215
Equity in earnings of subsidiaries	10,985	—	—	—	(10,985)	—
Other, net	2,021	142	177	—	(28)	2,312
Income tax benefits	(230)	(23)	(46)	—	—	(299)
Total other income (loss)	13,759	257	225	—	(11,013)	3,228
Interest and other charges
Interest on long-term debt	9,902	2,750	1,962	—	—	14,614
Amortization of net bond premium and expense	410	117	120	—	—	647
Other interest charges	157	69	117	—	(28)	315
Allowance for borrowed funds used during construction	(568)	(92)	(70)	—	—	(730)
Total interest and other charges	9,901	2,844	2,129	—	(28)	14,846
Net income	24,699	4,554	6,660	—	(10,985)	24,928
Preferred stock dividend of subsidiaries	—	134	95	—	—	229
Net income attributable to HECO	24,699	4,420	6,565	—	(10,985)	24,699
Preferred stock dividends of HECO	270	—	—	—	—	270
Net income for common stock	$24,429	4,420	6,565	—	(10,985)	$24,429

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Comprehensive Income (Loss) (unaudited)

Three months ended March 31, 2013

(in thousands)	HECO	HELCO	MECO	Other subsidiaries	Consolidating adjustments	HECO Consolidated
Net income for common stock	$24,429	4,420	6,565	—	(10,985)	$24,429
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	5,331	759	657	—	(1,416)	5,331
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(5,313)	(761)	(656)	—	1,417	(5,313)
Other comprehensive income (loss), net of taxes	18	(2)	1	—	1	18
Comprehensive income attributable to common shareholder	$24,447	4,418	6,566	—	(10,984)	$24,447

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (Loss) (unaudited)

Three months ended March 31, 2012

(in thousands)	HECO	HELCO	MECO	Other subsidiaries	Consolidating adjustments	HECO Consolidated
Operating revenues	$530,613	112,327	104,998	—	—	$747,938
Operating expenses
Fuel oil	235,026	32,410	60,403	—	—	327,839
Purchased power	124,780	33,908	6,101	—	—	164,789
Other operation	39,948	9,015	12,886	—	—	61,849
Maintenance	20,836	4,249	4,953	—	—	30,038
Depreciation	22,571	8,436	5,475	—	—	36,482
Taxes, other than income taxes	50,553	10,463	9,979	—	—	70,995
Income taxes	11,963	4,223	1,179	—	—	17,365
Total operating expenses	505,677	102,704	100,976	—	—	709,357
Operating income	24,936	9,623	4,022	—	—	38,581
Other income (loss)
Allowance for equity funds used during construction	1,581	125	234	—	—	1,940
Equity in earnings of subsidiaries	8,490	—	—	—	(8,490)	—
Other, net	1,094	116	110	(1)	(10)	1,309
Income tax benefits	(30)	(15)	1	—	—	(44)
Total other income (loss)	11,135	226	345	(1)	(8,500)	3,205
Interest and other charges
Interest on long-term debt	9,130	2,985	2,268	—	—	14,383
Amortization of net bond premium and expense	483	137	125	—	—	745
Other interest charges	(387)	33	93	—	(10)	(271)
Allowance for borrowed funds used during construction	(725)	(51)	(94)	—	—	(870)
Total interest and other charges	8,501	3,104	2,392	—	(10)	13,987
Net income (loss)	27,570	6,745	1,975	(1)	(8,490)	27,799
Preferred stock dividend of subsidiaries	—	134	95	—	—	229
Net income (loss) attributable to HECO	27,570	6,611	1,880	(1)	(8,490)	27,570
Preferred stock dividends of HECO	270	—	—	—	—	270
Net income (loss) for common stock	$27,300	6,611	1,880	(1)	(8,490)	$27,300

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Comprehensive Income (Loss) (unaudited)

Three months ended March 31, 2012

(in thousands)	HECO	HELCO	MECO	Other subsidiaries	Consolidating adjustments	HECO Consolidated
Net income (loss) for common stock	$27,300	6,611	1,880	(1)	(8,490)	$27,300
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	3,472	532	473	—	(1,005)	3,472
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(3,395)	(526)	(467)	—	993	(3,395)
Other comprehensive income (loss), net of taxes	77	6	6	—	(12)	77
Comprehensive income (loss) attributable to common shareholder	$27,377	6,617	1,886	(1)	(8,502)	$27,377

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Balance Sheet (unaudited)

March 31, 2013

(in thousands)	HECO	HELCO	MECO	Other subsidiaries	Consolidating adjustments	HECO Consolidated
Assets
Utility plant, at cost
Land	$43,400	5,182	3,016	—	—	$51,598
Plant and equipment	3,377,351	1,089,414	961,168	—	—	5,427,933
Less accumulated depreciation	(1,198,256)	(439,184)	(425,370)	—	—	(2,062,810)
Construction in progress	123,898	17,623	12,148	—	—	153,669
Net utility plant	2,346,393	673,035	550,962	—	—	3,570,390
Investment in wholly owned subsidiaries, at equity	501,871	—	—	—	(501,871)	—
Current assets
Cash and cash equivalents	32,661	2,770	1,405	104	—	36,940
Advances to affiliates	13,000	16,650	—	—	(29,650)	—
Customer accounts receivable, net	139,540	30,046	24,871	—	—	194,457
Accrued unbilled revenues, net	102,307	16,484	16,824	—	—	135,615
Other accounts receivable, net	13,437	861	1,341	—	(9,844)	5,795
Fuel oil stock, at average cost	153,331	13,429	23,931	—	—	190,691
Materials and supplies, at average cost	33,632	5,950	14,848	—	—	54,430
Prepayments and other	26,668	3,133	2,663	—	(209)	32,255
Regulatory assets	50,315	5,412	6,077	—	—	61,804
Total current assets	564,891	94,735	91,960	104	(39,703)	711,987
Other long-term assets
Regulatory assets	601,447	109,547	101,353	—	—	812,347
Unamortized debt expense	6,844	2,004	1,397	—	—	10,245
Other	45,348	9,057	14,861	—	—	69,266
Total other long-term assets	653,639	120,608	117,611	—	—	891,858
Total assets	$4,066,794	888,378	760,533	104	(541,574)	$5,174,235
Capitalization and liabilities
Capitalization
Common stock equity	$1,476,513	269,716	232,051	104	(501,871)	$1,476,513
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	780,547	201,328	166,000	—	—	1,147,875
Total capitalization	2,279,353	478,044	403,051	104	(501,871)	2,658,681
Current liabilities
Current portion of long-term debt	43,052	—	—	—	—	43,052
Short-term borrowings-affiliate	16,650	—	13,000	—	(29,650)	—
Accounts payable	181,266	26,534	20,626	—	—	228,426
Interest and preferred dividends payable	14,643	3,789	3,274	—	(13)	21,693
Taxes accrued	138,681	30,586	30,292	—	(209)	199,350
Other	49,186	11,989	16,586	—	(9,831)	67,930
Total current liabilities	443,478	72,898	83,778	—	(39,703)	560,451
Deferred credits and other liabilities
Deferred income taxes	316,153	71,233	48,212	—	—	435,598
Regulatory liabilities	220,715	68,878	35,934	—	—	325,527
Unamortized tax credits	41,111	13,428	13,400	—	—	67,939
Retirement benefits liability	453,573	79,421	78,684	—	—	611,678
Other	67,362	16,937	14,267	—	—	98,566
Total deferred credits and other liabilities	1,098,914	249,897	190,497	—	—	1,539,308
Contributions in aid of construction	245,049	87,539	83,207	—	—	415,795
Total capitalization and liabilities	$4,066,794	888,378	760,533	104	(541,574)	$5,174,235

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Balance Sheet (unaudited)

December 31, 2012

(in thousands)	HECO	HELCO	MECO	Other subsidiaries	Consolidating adjustments	HECO Consolidated
Assets
Utility plant, at cost
Land	$43,370	5,182	3,016	—	—	$51,568
Plant and equipment	3,325,862	1,086,048	952,490	—	—	5,364,400
Less accumulated depreciation	(1,185,899)	(433,531)	(421,359)	—	—	(2,040,789)
Construction in progress	130,143	12,126	9,109	—	—	151,378
Net utility plant	2,313,476	669,825	543,256	—	—	3,526,557
Investment in wholly owned subsidiaries, at equity	497,939	—	—	—	(497,939)	—
Current assets
Cash and cash equivalents	8,265	5,441	3,349	104	—	17,159
Advances to affiliates	9,400	18,050	—	—	(27,450)	—
Customer accounts receivable, net	154,316	29,772	26,691	—	—	210,779
Accrued unbilled revenues, net	100,600	14,393	19,305	—	—	134,298
Other accounts receivable, net	33,313	1,122	3,016	—	(9,275)	28,176
Fuel oil stock, at average cost	123,176	15,485	22,758	—	—	161,419
Materials and supplies, at average cost	31,779	5,336	13,970	—	—	51,085
Prepayments and other	21,708	5,146	6,011	—	—	32,865
Regulatory assets	42,675	4,056	4,536	—	—	51,267
Total current assets	525,232	98,801	99,636	104	(36,725)	687,048
Other long-term assets
Regulatory assets	601,451	109,815	102,063	—	—	813,329
Unamortized debt expense	7,042	2,066	1,446	—	—	10,554
Other	46,586	9,871	14,848	—	—	71,305
Total other long-term assets	655,079	121,752	118,357	—	—	895,188
Total assets	$3,991,726	890,378	761,249	104	(534,664)	$5,108,793
Capitalization and liabilities
Capitalization
Common stock equity	$1,472,136	268,908	228,927	104	(497,939)	$1,472,136
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	780,546	201,326	166,000	—	—	1,147,872
Total capitalization	2,274,975	477,234	399,927	104	(497,939)	2,654,301
Current liabilities
Current portion of long-term debt	—	—	—	—	—	—
Short-term borrowings-affiliate	18,050	—	9,400	—	(27,450)	—
Accounts payable	134,651	27,457	24,716	—	—	186,824
Interest and preferred dividends payable	14,479	4,027	2,593	—	(7)	21,092
Taxes accrued	174,477	38,778	37,811	—	—	251,066
Other	47,203	10,310	14,634	—	(9,268)	62,879
Total current liabilities	388,860	80,572	89,154	—	(36,725)	521,861
Deferred credits and other liabilities
Deferred income taxes	302,569	68,479	46,563	—	—	417,611
Regulatory liabilities	218,437	67,359	36,278	—	—	322,074
Unamortized tax credits	39,827	13,450	13,307	—	—	66,584
Retirement benefits liability	459,765	80,686	79,754	—	—	620,205
Other	68,783	17,799	14,055	—	—	100,637
Total deferred credits and other liabilities	1,089,381	247,773	189,957	—	—	1,527,111
Contributions in aid of construction	238,510	84,799	82,211	—	—	405,520
Total capitalization and liabilities	$3,991,726	890,378	761,249	104	(534,664)	$5,108,793

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Changes in Common Stock Equity (unaudited)

Three months ended March 31, 2013

(in thousands)	HECO	HELCO	MECO	Other subsidiaries	Consolidating adjustments	HECO Consolidated
Balance, December 31, 2012	$1,472,136	268,908	228,927	104	(497,939)	$1,472,136
Net income for common stock	24,429	4,420	6,565	—	(10,985)	24,429
Other comprehensive income, net of taxes	18	(2)	1	—	1	18
Common stock dividends	(20,070)	(3,610)	(3,442)	—	7,052	(20,070)
Balance, March 31, 2013	$1,476,513	269,716	232,051	104	(501,871)	$1,476,513

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Changes in Common Stock Equity (unaudited)

Three months ended March 31, 2012

(in thousands)	HECO	HELCO	MECO	Other subsidiaries	Consolidating adjustments	HECO Consolidated
Balance, December 31, 2011	$1,402,841	280,468	235,568	107	(516,143)	$1,402,841
Net income (loss) for common stock	27,300	6,611	1,880	(1)	(8,490)	27,300
Other comprehensive income, net of taxes	77	6	6	—	(12)	77
Common stock dividends	(18,261)	(3,284)	(2,187)	—	5,471	(18,261)
Balance, March 31, 2012	$1,411,957	283,801	235,267	106	(519,174)	$1,411,957

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Cash Flows (unaudited)

Three months ended March 31, 2013

(in thousands)	HECO	HELCO	MECO	Other subsidiaries	Consolidating adjustments	HECO Consolidated
Cash flows from operating activities:
Net income	$24,699	4,554	6,660	—	(10,985)	$24,928
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(11,010)	—	—	—	10,985	(25)
Common stock dividends received from subsidiaries	7,052	—	—	—	(7,052)	—
Depreciation of property, plant and equipment	24,707	8,547	5,026	—	—	38,280
Other amortization	(8)	358	607	—	—	957
Change in deferred income taxes	13,572	2,755	1,648	—	—	17,975
Change in tax credits, net	1,299	(17)	100	—	—	1,382
Allowance for equity funds used during construction	(983)	(138)	(94)	—	—	(1,215)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	34,652	(13)	3,495	—	569	38,703
Decrease (increase) in accrued unbilled revenues	(1,707)	(2,091)	2,481	—	—	(1,317)
Decrease (increase) in fuel oil stock	(30,155)	2,056	(1,173)	—	—	(29,272)
Increase in materials and supplies	(1,853)	(614)	(878)	—	—	(3,345)
Increase in regulatory assets	(13,071)	(2,464)	(2,211)	—	—	(17,746)
Increase (decrease) in accounts payable	44,887	(903)	(5,050)	—	—	38,934
Change in prepaid and accrued income and utility revenue taxes	(41,093)	(8,078)	(4,495)	—	—	(53,666)
Contributions to defined benefit pension and other postretirement benefit plans	(15,530)	(2,763)	(2,717)	—	—	(21,010)
Change in other assets and liabilities	11,117	5,170	4,220	—	(569)	19,938
Net cash provided by operating activities	46,575	6,359	7,619	—	(7,052)	53,501
Cash flows from investing activities:
Capital expenditures	(47,709)	(10,118)	(10,088)	—	—	(67,915)
Contributions in aid of construction	7,816	3,432	462	—	—	11,710
Advances from (to) affiliates	(3,600)	1,400	—	—	2,200	—
Net cash used in investing activities	(43,493)	(5,286)	(9,626)	—	2,200	(56,205)
Cash flows from financing activities:
Common stock dividends	(20,070)	(3,610)	(3,442)	—	7,052	(20,070)
Preferred stock dividends of HECO and subsidiaries	(270)	(134)	(95)	—	—	(499)
Net increase in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	41,652	—	3,600	—	(2,200)	43,052
Other	2	—	—	—	—	2
Net cash provided by (used in) financing activities	21,314	(3,744)	63	—	4,852	22,485
Net increase (decrease) in cash and cash equivalents	24,396	(2,671)	(1,944)	—	—	19,781
Cash and cash equivalents, beginning of period	8,265	5,441	3,349	104	—	17,159
Cash and cash equivalents, end of period	$32,661	2,770	1,405	104	—	$36,940

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Cash Flows (unaudited)

Three months ended March 31, 2012

(in thousands)	HECO	HELCO	MECO	Other subsidiaries	Consolidating adjustments	HECO Consolidated
Cash flows from operating activities:
Net income (loss)	$27,570	6,745	1,975	(1)	(8,490)	$27,799
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(8,515)	—	—	—	8,490	(25)
Common stock dividends received from subsidiaries	5,471	—	—	—	(5,471)	—
Depreciation of property, plant and equipment	22,571	8,436	5,475	—	—	36,482
Other amortization	485	622	454	—	—	1,561
Change in deferred income taxes	13,721	2,563	3,777	—	—	20,061
Change in tax credits, net	1,320	36	—	—	—	1,356
Allowance for equity funds used during construction	(1,581)	(125)	(234)	—	—	(1,940)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	19,978	343	2,431	—	2,249	25,001
Decrease (increase) in accrued unbilled revenues	11,188	57	(61)	—	—	11,184
Decrease (increase) in fuel oil stock	(11,819)	(2,058)	(581)	—	—	(14,458)
Increase in materials and supplies	(2,320)	(1,128)	(113)	—	—	(3,561)
Increase in regulatory assets	(11,612)	(1,039)	(1,297)	—	—	(13,948)
Increase (decrease) in accounts payable	(27,400)	(2,941)	(2,833)	—	—	(33,174)
Change in prepaid and accrued income and utility revenue taxes	(29,011)	(5,741)	(9,809)	—	—	(44,561)
Contributions to defined benefit pension and other postretirement benefit plans	(19,428)	(3,279)	(3,476)	—	—	(26,183)
Change in other assets and liabilities	(2,190)	2,320	5,589	(1)	(2,249)	3,469
Net cash provided by (used in) operating activities	(11,572)	4,811	1,297	(2)	(5,471)	(10,937)
Cash flows from investing activities:
Capital expenditures	(51,026)	(6,727)	(5,683)	—	—	(63,436)
Contributions in aid of construction	20,748	1,579	528	—	—	22,855
Advances from (to) affiliates	—	10,250	14,500	—	(24,750)	—
Net cash used in investing activities	(30,278)	5,102	9,345	—	(24,750)	(40,581)
Cash flows from financing activities:
Common stock dividends	(18,261)	(3,284)	(2,187)	—	5,471	(18,261)
Preferred stock dividends of HECO and subsidiaries	(270)	(134)	(95)	—	—	(499)
Repayment of long-term debt	(42,580)	(7,200)	(7,720)	—	—	(57,500)
Net increase in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	60,192	—	—	—	24,750	84,942
Other	(70)	(2)	(48)	—	—	(120)
Net cash provided by (used in) financing activities	(989)	(10,620)	(10,050)	—	30,221	8,562
Net increase (decrease) in cash and cash equivalents	(42,839)	(707)	592	(2)	—	(42,956)
Cash and cash equivalents, beginning of period	44,819	3,383	496	108	—	48,806
Cash and cash equivalents, end of period	$1,980	2,676	1,088	106	—	$5,850

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and HECO’s Form 10-K for 2012 and should be read in conjunction with the 2012 annual consolidated financial statements of HEI and HECO and notes thereto included and incorporated by reference, respectively, in HEI’s and HECO’s Form 10-K for 2012, as well as the quarterly (as of and for the three months ended March 31, 2013) financial statements and notes thereto included in this Form 10-Q.

HEI Consolidated

RESULTS OF OPERATIONS

(in thousands, except per	Three months ended March 31%			Primary reason(s) for
share amounts)	2013	2012	change	significant change*
Revenues	$784,064	$814,860	(4)	Decrease for the electric utility and bank segments
Operating income	70,657	75,816	(7)	Decrease for the electric utility and bank segments, partly offset by a reduced operating loss for the “other” segment
Net income for common stock	33,679	38,316	(12)	Lower operating income, higher “interest expense—other than on deposit liabilities and other bank borrowings” and lower AFUDC, partly offset by lower income taxes
Basic earnings per common share	$0.34	$0.40	(15)	Lower net income and higher weighted average shares outstanding
Weighted-average number of common shares outstanding	98,135	96,167	2	Issuances of shares under the HEI Dividend Reinvestment and Stock Purchase Plan and other plans

*                 Also, see segment discussions which follow.

Notes:  The Company’s effective tax rates (combined federal and state) for the first quarters of 2013 and 2012 were 35%.

HEI’s consolidated ROACE was 8.5% for the twelve months ended March 31, 2013 and 9.7% for the twelve months ended March 31, 2012.

Dividends.  The payout ratios for the first quarter of 2013 and full year 2012 were 90% and 87%, respectively. HEI currently expects to maintain the dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation, including but not limited to the Company’s results of operations, the long-term prospects for the Company, and current and expected future economic conditions.

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

Hawaii’s tourism industry, a significant driver of Hawaii’s economy, set new records in 2012 and continued to grow into 2013, although at a slower pace. State visitor arrivals grew by 7.1% in the first three months of 2013 over 2012. State visitor expenditures also continued to grow, increasing by 7.6% in the first three months of 2013 over 2012. Hotel occupancies and room rates also continued to rise. The outlook for the visitor industry remains positive, albeit with a potential for more moderate growth, with the Hawaii Tourism Authority expecting a 10.0% increase in scheduled nonstop seats to Hawaii for April — June 2013 over the same period in 2012.

Hawaii’s unemployment rate was 5.1% in March 2013, lower than the state’s 6.2% rate in March 2012 and the March 2013 national unemployment rate of 7.6%.

Hawaii real estate activity as indicated by the home resale market has been mixed in the first quarter of 2013. The median sales price for single family residential homes on Oahu decreased by 2.7%, but closed sales increased

6.9% in the first three months of 2013 as compared to the same period in 2012. Oahu condominiums showed strong momentum with median prices rising 9.7% and closed sales (including 174 presale units for the new Holomua project) increasing 37.1% for first quarter of 2013 as compared to the same period in 2012.

Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. The dramatic reduction in Japan’s nuclear production following the tragic earthquake and tsunami in March 2011 has increased regional demand for energy supplies, including petroleum, and the prices of the utilities’ fuels have accordingly remained at the elevated 2011 level through 2012 and into 2013.

The Federal Open Market Committee (FOMC) maintained a highly accommodative stance of monetary policy in their continuing efforts to stimulate the U.S. economy. At its meeting on March 19-20, 2013, the FOMC held the federal funds rate target at 0% to 0.25% and expected to maintain the record low rates for at least as long as the unemployment rate is above 6.5% and the inflation outlook remained under control. The FOMC stated it will continue purchases of Treasury and agency mortgage-backed securities and employ other policy tools as appropriate to support progress toward the FOMC’s statutory mandate of maximum employment and price stability.

Overall, Hawaii’s economy is expected to see strengthening growth in 2013 and 2014 with local economic growth supported by continued expansion of the visitor industry and finally signs of recovery in the construction industry.  U.S. budget cuts, continued uncertainty in global economies, heightened tensions with North Korea and avian influenza pose possible risks to local economic growth. Despite economic improvement, the electric utilities’ kilowatt-hour sales declined in 2012. Based on expectations of additional customer renewable self-generation and energy-efficiency installations, the electric utilities’ 2013 and 2014 kilowatt-hour sales are expected to further decline below 2012 levels.

Recent tax developments.  The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 contained major tax provisions that impacted the Company through 2012, including the 50% and 100% bonus depreciation provisions for qualified property that resulted in an estimated net increase in federal tax depreciation of $116 million for 2012, primarily attributable to the utilities. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law and provided a one year extension of 50% bonus depreciation, which is estimated to increase the Company’s federal tax depreciation for 2013 by $120 million, primarily attributable to the utilities.

The Internal Revenue Service (IRS) issued regulations that provide a general framework for determining whether expenditures are deductible as repairs, effective January 1, 2014. The IRS plans to issue final regulations related to repairs deductions in 2013. In the interim, the IRS has directed its examination teams to discontinue the current examination of these repairs issues and withdraw any proposed adjustments previously made in the examination of tax years prior to 2012. Once final regulations are issued, the Company will review the regulations and will analyze any subsequently issued transitional rules and guidance for their impacts and for the opportunities they present for the current and future years.

The IRS recently released a revenue procedure relating to deductions for repairs of generation property, which provides some guidance (that is elective) for taxpayers that own steam or electric generation property. This guidance defines the relevant components of generation property to be used in determining whether such component expenditures should be deducted as repairs or capitalized and depreciated by taxpayers. The revenue procedure also provides an extrapolation methodology that could be used by taxpayers in determining deductions for prior years’ repairs without going back to the specific documentation of those years. The guidance does not provide specific methods for determining the repairs amount. The utilities have begun to evaluate the costs and benefits of adopting this guidance, in order to determine whether and when the election should be made.

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

Retirement benefits.  For the first quarter of 2013, the Company’s defined benefit pension and other postretirement benefit plans’ assets generated a gain, after investment management fees, of 6.5%. The market value of these assets as of March 31, 2013 was $1.2 billion (including $1.1 billion for the utilities) compared to $1.1 billion at December 31, 2012 (including $1.0 billion for the utilities).

The Company estimates that the cash funding for its defined benefit pension and other postretirement benefit plans in 2013 will be $86 million ($84 million by the utilities, $2 million by HEI and nil by ASB), which is expected to fully satisfy the minimum required contribution, including requirements of the utilities’ pension and other postretirement benefits tracking mechanisms and the plans’ funding policies.

Commitments and contingencies.  See Note 4, “Bank subsidiary,” of HEI’s “Notes to Consolidated Financial Statements” and Note 5, “Commitments and contingencies,” of HECO’s “Notes to Consolidated Financial Statements.”

Recent accounting pronouncements.  See Note 11, “Recent accounting pronouncements,” of HEI’s “Notes to Consolidated Financial Statements.”

“Other” segment.

	Three months ended March 31%
(in thousands)	2013	2012	change	Primary reason(s) for significant change
Revenues	$35	$(2)	NM

Operating loss	(4,047)	(4,350)	NM	Lower administrative and general expenses

Net loss	(4,905)	(4,861)	NM	Lower operating loss more than offset by slightly higher interest expense and lower income tax benefits

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

The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	March 31, 2013		December 31, 2012

Short-term borrowings—other than bank	$134	4%	$84	3%
Long-term debt, net—other than bank	1,423	45	1,423	45
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	1,607	50	1,594	51
	$3,198	100%	$3,135	100%

HEI’s short-term borrowings and HEI’s line of credit facility were as follows:

	Three months ended March 31, 2013	Balance
(in millions)	Average balance	March 31, 2013	December 31, 2012
Short-term borrowings(1)
Commercial paper	$84	$91	$84
Line of credit draws	—	—	—
Undrawn capacity under HEI’s line of credit facility (expiring December 5, 2016)		125	125

(1)         This table does not include HECO’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s external short-term borrowings during the first quarter of 2013 was $96 million. At April 29, 2013, HEI had $89 million in outstanding commercial paper and its line of credit facility was undrawn.

HEI has a line of credit facility of $125 million (see Note 12 of HEI’s “Notes to Consolidated Financial Statements”). There are customary conditions which must be met in order to draw on it, including compliance with its covenants (such as covenants preventing HEI’s subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, HEI). In addition to customary defaults, HEI’s failure to maintain its financial ratios, as defined in the credit agreement, or meet other requirements may result in an event of default. For example, under the agreement, it is an event of default if HEI fails to maintain a nonconsolidated “Capitalization Ratio” (funded debt) of 50% or less (ratio of 19% as of March 31, 2013, as calculated under the agreement) and “Consolidated Net Worth” of at least $975 million (Net Worth of $1.7 billion as of March 31, 2013, as calculated under the agreement), or if HEI no longer owns HECO. The commitment fee and interest charges on drawn amounts under the credit agreement are subject to adjustment in the event of a change in HEI’s long-term credit ratings.

The Company raised $11 million through the issuance of approximately 0.4 million shares of common stock under the DRIP, the HEIRSP, ASB 401(k) Plan and other plans during the first quarter of 2013.

In March 2013, HEI entered into equity forward transactions in which a forward counterparty borrowed 7 million shares of HEI’s common stock from third parties and such borrowed shares were sold pursuant to an HEI registered public offering. At March 31, 2013, the equity forward transactions could have been settled with physical delivery by HEI of 7 million newly-issued shares to the forward counterparty in exchange for cash of $180 million. HEI will not receive any proceeds from the sale of common stock until the equity forward transactions are settled. HEI anticipates physical settlement of the equity forward transactions before March 25, 2015.

On March 6, 2013, HEI issued $50 million of 3.99% Senior Notes due March 6, 2023 via a private placement.  HEI used the net proceeds from the issuance of the Senior Notes to refinance $50 million of its 5.25% medium-term notes that matured on March 7, 2013. The Senior Notes contain customary representation and warranties, affirmative and negative covenants, and events of default (the occurrence of which may result in some or all of the notes then outstanding becoming immediately due and payable) and provisions requiring the maintenance by HEI of certain financial ratios generally consistent with those in HEI’s revolving noncollateralized credit agreement. For example, see discussion of “Capitalization Ratio” and “Consolidated Net Worth” above.

For the first quarter of 2013, net cash provided by operating activities of consolidated HEI was $48 million. Net cash used by investing activities for the same period was $113 million, due to HECO’s consolidated capital expenditures, a net increase in ASB’s loans held for investment and purchases of investment and mortgage-related securities, partly offset by repayments of investment and mortgage-related securities and HECO’s contributions in aid of construction. Net cash provided by financing activities during this period was $107 million as a result of several factors, including net increases in deposit liabilities and short-term borrowings and proceeds from the issuance of common stock under HEI plans, partly offset by the payment of common stock dividends. Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), HECO’s periodic short-term borrowings from HEI (and related interest) and the payment of dividends to HEI, the electric utility and bank segments are largely autonomous in their operating, investing and financing activities. (See the electric utility and bank segments’ discussions of their cash flows in their respective “Financial condition—Liquidity and capital resources” sections below.) During the first quarter of 2013, HECO and ASB (via ASHI) paid cash dividends to HEI of $20 million and $10 million, respectively.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The Company’s results of operations and financial condition can be affected by numerous factors, many of which are beyond the Company’s control and could cause future results of operations to differ materially from historical results. For information about certain of these factors, see pages 48 to 49, 64 to 67, and 78 to 80 of HEI’s MD&A included in Part II, Item 7 of HEI’s 2012 Form 10-K.

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

For information about these material estimates and critical accounting policies, see pages 49 to 50, 67 to 68, and 80 to 81 of HEI’s MD&A included in Part II, Item 7 of HEI’s 2012 Form 10-K.

Following are discussions of the results of operations, liquidity and capital resources of the electric utility and bank segments.

Electric utility

RESULTS OF OPERATIONS

Utility strategic progress.  In 2012 and the first quarter of 2013, the utilities continued to make significant progress in implementing their renewable energy strategies and the PUC issued several important regulatory decisions, all of which are key steps to support Hawaii’s efforts to reduce its dependence on oil. Included in the PUC decisions were a number of interim and final rate case decisions (see table in “Most recent rate proceedings” below). Additional PUC decisions are needed that will allow the utilities to recover their increasing expenditures for renewable energy and reliability on a more timely basis.

The utilities are committed to achieving or exceeding the State’s Renewable Portfolio Standard goal of 40% renewable energy by 2030 (see “Renewable energy strategy” below). In addition, while it will not take precedence over the utilities’ work to increase their use of renewable energy, the utilities are also working with the State of Hawaii and other entities to examine the possibility of using liquefied natural gas as a cleaner and lower cost fuel to replace, at least in part, the petroleum oil that would otherwise be used for the remaining generation.

Regulatory.  In January 2013, the utilities and Consumer Advocate signed a settlement agreement (2013 Agreement), which the PUC approved with clarifications in March 2013 (2013 D&O). See “Major projects” in Note 5 to HECO’s “Notes to Consolidated Financial Statements” and the discussion under “Most recent rate proceedings” below.

With PUC approval, decoupling was implemented by HECO on March 1, 2011, by HELCO on April 9, 2012 and by MECO on May 4, 2012. Decoupling is a regulatory model that is intended to facilitate meeting the State of Hawaii’s goals to transition to a clean energy economy and achieve an aggressive renewable portfolio standard. The decoupling model implemented in Hawaii delinks revenues from sales and includes annual revenue adjustments for certain O&M expenses and rate base changes. The decoupling mechanism has three components: (1) a sales decoupling component via a revenue balancing account (RBA), (2) a revenue escalation component via a RAM and (3) an earnings sharing mechanism, which would provide for a reduction of revenues between rate cases in the event the utility exceeds the ROACE allowed in its most recent rate case. Decoupling provides for more timely cost recovery and earning on investments. The implementation of decoupling has resulted in an improvement in the utilities’ under-earning situation that has existed over the last several years. Prior to and during the transition to decoupling, however, the utilities’ returns have been well below PUC-allowed returns.

Under decoupling, the most significant drivers for improving earnings are:

1.              completing major capital projects within PUC approved amounts and on schedule;

2.              managing O&M expenses relative to authorized O&M adjustments; and

3.              regulatory outcomes that cover O&M requirements and rate base items not included in the RAMs.

Future earnings growth is also dependent on rate base growth. The utilities’ five-year 2013-2017 forecast reflects net capital expenditures of $2.9 billion and a compounded near-term annual rate base growth rate in the range of 5% to 10%. Many of the major initiatives within this forecast are expected to be completed beyond the 5-

year period. Major initiatives which comprise approximately 35% of the 5-year plan include projects relating to: (1) environmental compliance; (2) fuel infrastructure investments; (3) new generation; and (4) infrastructure investments to integrate more energy from renewables into the system. Estimates for these initiatives could change over time, based on external factors such as the timing and scope of environmental regulations, unforeseen delays in permitting and the outcome of competitive bidding for new generation.

Actual and PUC-allowed (as of March 31, 2013) returns were as follows:

%	Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended March 31, 2013	HECO	HELCO	MECO	HECO	HELCO	MECO	HECO	HELCO	MECO
Utility returns	7.78	6.44	7.06	6.97	5.07	7.41	9.53	6.83	8.65
PUC-allowed returns	8.11	8.31	7.91	10.00	10.00	10.00	10.00	10.00	10.00
Difference	(0.33)	(1.87)	(0.85)	(3.03)	(4.93)	(2.59)	(0.47)	(3.17)	(1.35)

*	Based on recorded operating income and average rate base, both adjusted for items not included in determining electric rates.
**	Recorded net income divided by average common equity.
***	ROACE adjusted to remove items not included by the PUC in establishing rates, such as the write-off of $40 million of CIS project costs, executive bonuses and advertising.

The approval of decoupling by the PUC will help the utilities to gradually improve their ROACEs, which in turn will facilitate the utilities’ ability to effectively raise capital for needed infrastructure investments. However, the utilities continue to expect an ongoing structural gap between their PUC-allowed ROACEs and the ROACEs they actually achieve due to the following:

1) the timing of general rate case decisions,

2) the effective date of the RAMs,

3) the 5-year historical average for baseline plant additions, and

4) the PUC’s consistent exclusion of certain expenses from rates.

The structural gap in 2014 to 2016 is expected to be 80 to 110 basis points, an improvement of 40 basis points from management’s prior expectations. The improvement is due to the change in the timing of the recognition of the RAM revenues in 2014 to 2016 as defined in the settlement agreement approved by the PUC on March 19, 2013. For 2013, the structural gap remains unchanged at 120 to 150 basis points. Between rate cases, items not covered by the annual RAMs could also have a negative impact on the actual ROACEs achieved by the utilities (primarily investments in software projects, changes in fuel inventory and O&M in excess of indexed escalations). The specific magnitude of the impact will depend on various factors, including the size of software projects, changes in fuel prices and management’s ability to manage costs within the current mechanisms.

Management expects the earned ROACE to gradually improve from 2014 to 2016.

As part of decoupling, HECO also tracks its rate-making ROACE as calculated under the earnings sharing mechanism and which includes only items considered in establishing rates. Earnings over and above the ROACE allowed by the PUC are shared between HECO and its ratepayers on a tiered basis. For 2012, HECO’s rate-making ROACE was 10.56%, which was above the PUC allowed 10% ROACE and triggered its earnings sharing mechanism. As a result, HECO will credit its customers $2 million for their portion of the earnings sharing. HECO’s 2012 rate-making ROACE of 10.56% included various adjustments to HECO’s actual ROACE of 7.6% such as the exclusion of the $40 million of CIS project costs pursuant to the 2013 Agreement, and of other expenses not considered in establishing electric rates (e.g., executive bonuses and advertising). HELCO’s rate-making ROACE was 7.79% and MECO’s rate-making ROACE was 6.69%, which did not trigger the earnings sharing mechanism.

Annual decoupling filings.  On March 28, 2013, HECO, HELCO and MECO submitted their annual decoupling filings for tariffed rates for each respective utility that will be effective from June 1, 2013 through May 31, 2014 unless the filing is modified or suspended by the PUC. Incremental annual changes included in the tariffed rates include: (1) the incremental RAM adjusted revenues (the components of which are shown below), (2) the accrued earnings sharing credits to be refunded, and (3) the amount of the accrued RBA balance as of December 31, 2012 (and associated revenue taxes) to be collected:

(in millions)	HECO	HELCO	MECO
Annual incremental RAM adjusted revenues
O&M	$3.9	$0.9	$1.0
Invested capital	27.7	1.2	3.2
Total annual incremental RAM adjusted revenues	$31.6	$2.1	$4.2
Accrued earnings sharing credits to be refunded	$(2.1)	$—	$—
Accrued RBA balance (and associated revenue taxes) to be collected	$55.4	$4.9	$5.8

Under the 2011 decoupling tariff order, HECO, HELCO and MECO will accrue and collect 7/12ths of the annual incremental RAM adjusted revenues in one year and the remaining 5/12ths in the following year, provided the RAM rate adjustment remains in effect. The RAM rate adjustment terminates on the effective date of the D&O in a general rate case. However, based on the 2013 Agreement and 2013 D&O, HECO will be allowed to record incremental RAM revenues starting on January 1 of 2014, 2015 and 2016. See “Major projects” in Note 5 of HECO’s “Notes to Consolidated Financial Statements.”

See “Economic conditions” in the “HEI Consolidated” section above.

Results.

Three months ended March 31		Increase
2013	2012	(decrease)	(in millions)
$719	$750	$(31)	Revenues. Decrease largely due to:
		$(37)	Lower fuel prices and purchased power, partly offset by:
		3	Interim rate increase granted to MECO in its 2012 test year rate case
		1	Interim and final rate increases granted to HECO in its 2011 test year rate case

305	328	(23)	Fuel oil expense. Decrease largely due to lower fuel prices and lower KWHs generated

153	165	(12)	Purchased power expense. Decrease due to lower KWH purchased and lower purchase capacity/non-fuel charges

101	92	9	Other operation and maintenance expenses. Increase largely due to:
		5	Higher customer service expenses
		2	Reversal of 2011 expenses for the 200 MW RFP and CIS deferral costs in 2012
		2	Higher employee benefit costs
		(3)	Partly offset by a 2012 increase in general liability reserve for an environmental matter

107	108	(1)	Other expenses. Decrease largely due to lower taxes other than income taxes due to lower operating revenues, partially offset by higher depreciation due to an increase in plant additions

53	57	(4)	Operating income. Decrease from prior year largely due to higher O&M and depreciation expenses, partly offset by interim and final rate increases

24	27	(3)	Net income for common stock. Decrease largely due to lower operating income

2,123	2,251	(128)	Kilowatthour sales (millions)
66.0	67.2	(1.2)	Wet-bulb temperature (Oahu average; degrees Fahrenheit)
789	861	(72)	Cooling degree days (Oahu)
$130.83	$134.37	$(3.54)	Average fuel oil cost per barrel
449,512	447,407	2,105	Customer accounts (end of period)

Note:  The electric utilities had effective tax rates for the first quarters of 2013 and 2012 of 37% and 39%, respectively. The 2% decrease in the effective tax rate from the first quarter of 2012 was due to the receipt of nontaxable executive life insurance proceeds and the recognition of research and development credits which became available in 2013 under the American Taxpayer Relief Act of 2012.

HECO’s consolidated ROACE was 6.7% for the twelve months ended March 31, 2013 and 7.9% for the twelve months ended March 31, 2012.

Other operation and maintenance expenses (excluding expenses covered by surcharges or by third parties) for 2013 are projected to be flat to 1% higher than 2012, as the electric utilities expect to manage expenses to near-2012 levels.

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

Test year (dollars in millions)	Date (applied/ implemented)	Amount	% over rates in effect	ROACE (%)	RORB (%)	Rate base	Common equity %	Stipulated agreement reached with Consumer Advocate	ROACE reflects decoupling
HECO
2009
Request (1)	7/3/08	$97.0	5.2	11.25	8.81	$1,408	54.30	Yes	No
Interim increase	8/3/09	61.1	4.7	10.50	8.45	1,169	55.81		No
Interim increase (adjusted)	2/20/10	73.8	5.7	10.50	8.45	1,251	55.81		No
Final increase (2)	3/1/11	66.4	5.1	10.00	8.16	1,250	55.81		Yes
2011 (3)
Request	7/30/10	$113.5	6.6	10.75	8.54	$1,569	56.29	Yes	Yes
Interim increase	7/26/11	53.2	3.1	10.00	8.11	1,354	56.29		Yes
Interim increase (adjusted)	4/2/12	58.2	3.4	10.00	8.11	1,385	56.29		Yes
Interim increase (adjusted)	5/21/12	58.8	3.4	10.00	8.11	1,386	56.29		Yes
Final increase	9/1/12	58.1	3.4	10.00	8.11	1,386	56.29		Yes
HELCO
2010 (4)
Request	12/9/09	$20.9	6.0	10.75	8.73	$487	55.91	Yes	Yes
Interim increase	1/14/11	6.0	1.7	10.50	8.59	465	55.91		No
Interim increase (adjusted)	1/1/12	5.2	1.5	10.50	8.59	465	55.91		No
Final increase	4/9/12	4.5	1.3	10.00	8.31	465	55.91		Yes
2013 (5)
Request	8/16/12	$19.8	4.2	10.25	8.30	$455	57.05		Yes
Closed	3/27/13
MECO
2010 (6)
Request	9/30/09	$28.2	9.7	10.75	8.57	$390	56.86	Yes	Yes
Interim increase	8/1/10	10.3	3.3	10.50	8.43	387	56.86		No
Interim increase (adjusted)	1/12/11	8.5	2.7	10.50	8.43	387	56.86		No
Final increase	5/4/12	4.7	1.5	10.00	8.15	387	56.86		Yes
2012
Request (7)	7/22/11	$27.5	6.7	11.00	8.72	$393	56.85	Yes	Yes
Interim increase	6/1/12	13.1	3.2	10.00	7.91	393	56.86		Yes

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

(3)         HECO filed a request with the PUC for a general rate increase of $113.5 million, based on a 2011 test year and depreciation rates and methodology as proposed by HECO in a separate depreciation proceeding. HECO’s request was primarily to pay for major capital projects and higher O&M costs to maintain and improve service reliability and to recover the costs for several proposed programs to help reduce Hawaii’s dependence on imported oil, and to further increase reliability and fuel security.

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

(5)         HELCO’s request was required to pay for O&M expenses and additional investments in plant and equipment required to maintain and improve system reliability and to cover the increased costs to support the integration of more renewable energy generation. As a result of the 2013 Agreement and 2013 D&O (described below), the rate case was withdrawn and the docket has been closed.

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

HECO 2011 test year rate case.  In the HECO 2011 test year rate case, the PUC had granted HECO’s request to defer Customer Information System (CIS) project operation and maintenance (O&M) expenses (limited to $2,258,000 per year in 2011 and 2012) that were to be subject to a regulatory audit of project costs, and allowed HECO to accrue AFUDC on these deferred costs until the completion of the regulatory audit.

On January 28, 2013, HECO, HELCO, MECO and the Consumer Advocate entered into the 2013 Agreement to, among other things, write-off $40 million of CIS Project costs in lieu of conducting the regulatory audits of the CIP CT-1 and the CIS projects, with the remaining recoverable costs of $52 million to be included in rate base as of December 31, 2012. The parties agreed that HELCO would withdraw its 2013 test year rate case and not file a rate case until its next turn in the rate case cycle, for a 2016 test year, and HECO would delay the filing of its scheduled 2014 test year rate case to no earlier than January 2, 2014. The parties also agreed that starting in 2014, HECO will be allowed to record RAM revenues starting on January 1 of 2014, 2015 and 2016. On March 19, 2013, the PUC issued its 2013 D&O approving the 2013 Agreement, with clarifications. See “Major projects” in Note 5 of HECO’s Consolidated Financial Statements for additional information on the 2013 Agreement and the 2013 D&O and other effects.

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

Renewable energy strategy.  The utilities’ policy is to support efforts to increase renewable energy in Hawaii. The utilities believe their actions will help stabilize customer bills as they become less dependent on costly and price-volatile fossil fuel. The utilities’ renewable energy strategy will also allow them to meet Hawaii’s RPS law, which requires electric utilities to meet an RPS of 10%, 15%, 25% and 40% by December 31, 2010, 2015, 2020 and 2030, respectively. HECO met the 10% RPS for 2010 with a consolidated RPS of 20.7%, including savings from energy efficiency programs and solar water heating (or 9.5% without DSM energy savings). Energy savings resulting from DSM energy efficiency programs and solar water heating will not count toward the RPS after 2014. For 2012, HECO achieved an RPS without DSM energy savings of 13.9%, primarily through a comprehensive portfolio of renewable energy power purchase agreements, net energy metering programs and biofuels. The utilities believe they are on track to meet the 2015 RPS.

Recent developments in the utilities’ renewable energy strategy include the following (also see the projects discussed under “Renewable Energy Projects” in Note 5 of HECO’s “Notes to Consolidated Financial Statements”):

•                  In February 2011, the PUC opened dockets related to MECO’s and HECO’s plans to proceed with competitive bidding processes to acquire up to approximately 50 MW and 300 MW, respectively, of new, renewable firm dispatchable capacity generation resources, with the initial increments expected to come on line in 2015 and 2017, respectively. Due to a subsequent lowering of MECO’s forecasted peaks, the projected capacity need date on the island of Maui has been deferred. Due to a subsequent lowering of HECO’s forecasted sales and peaks, the projected capacity need and the timing will be dependent on the possible retirement or deactivation of generating units. The scope of both RFPs will be further defined in the the utilities’ IRP, targeted to be filed with the PUC in June 2013. The respective schedules for the HECO and MECO RFPs will be assessed thereafter.

•                  In August 2011, HECO signed a 20-year contract, subject to PUC approval, with Hawaii BioEnergy to supply 10 million gallons per year of biocrude at Kahe Power Plant to begin within five years of PUC approval. In 2011, HECO also signed other contracts, subject to PUC approval, for lesser amounts of biocrude and for biodiesel for testing or operations.

•                  In September 2011, the PUC denied the utilities’ requested approval of HELCO’s contract with Aina Koa Pono-Ka’u LLC (AKP) citing the higher cost of the biofuel over the cost of petroleum diesel. In August 2012, HELCO signed a new 20-year contract with AKP, subject to PUC approval, to supply 16 million gallons of biodiesel per year with initial consumption to begin as early as 2015.

•                  In May 2012, the PUC approved HECO’s 3-year biodiesel supply contract with Renewable Energy Group for continued biodiesel supply to CT-1 of 3 million to 7 million gallons per year.

•                  In May 2012, MECO began purchasing wind energy from the 21 MW Kaheawa Wind Power II, LLC facility, which went into commercial operation in July 2012.

•                  In May 2012, HECO signed a contract, which was approved by the PUC, with the City and County of Honolulu to purchase an additional 27 MW of capacity and energy from an expanded waste-to-energy HPower facility expected to be placed in service in the second quarter of 2013.

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

•                  In August 2012, the PUC approved a waiver from the competitive bidding process to allow HECO to negotiate with the U.S. Army for construction of a 50 MW utility-owned and operated firm, renewable and dispatchable generation facility at Schofield Barracks on the island of Oahu and expected to be placed in service in 2017.

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

•                  In February 2013, HELCO issued the Final Geothermal RFP for up to 50 MW of dispatchable firm power on the island of Hawaii. Bids were received in April 2013 and are being evaluated.

•                  HECO, HELCO and MECO began accepting energy from feed-in tariff projects in 2011. As of March 31, 2013, there were 9 MW, 1 MW and 1 MW of installed feed-in tariff capacity from renewable energy technologies at HECO, HELCO and MECO, respectively.

•                  As of March 31, 2013, there were 105 MW, 24 MW and 27 MW of installed net energy metering capacity from renewable energy technologies (mainly PV) at HECO, HELCO and MECO, respectively. Net energy metering is proceeding at a record pace. The amount of net energy metering capacity installed in the first quarter of 2013 was more than twice the amount installed in the same quarter of 2012.

•                  In February 2013, HECO issued an “Invitation for Low Cost Renewable Energy Projects on Oahu Through Request for Waiver from Competitive Bidding.” The invitation for waiver projects seeks to lower the cost of electricity for customers in the near term with qualified renewable energy projects on Oahu that can be quickly placed into service at a low cost per kilowatt-hour. HECO will consider requesting a waiver from the PUC Competitive Bidding Framework for projects that meet these goals. Proposals were received in March 2013 and are being evaluated.

Commitments and contingencies.  See Note 5 of HECO’s “Notes to Consolidated Financial Statements.”

Recent accounting pronouncements.  See Note 8, “Recent accounting pronouncements,” of HECO’s “Notes to Consolidated Financial Statements.”

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

HECO’s consolidated capital structure was as follows:

(dollars in millions)	March 31, 2013		December 31, 2012
Short-term borrowings	$43	2%	$—	—%
Long-term debt, net	1,148	42	1,148	43
Preferred stock	34	1	34	1
Common stock equity	1,477	55	1,472	56
	$2,702	100%	$2,654	100%

Information about HECO’s short-term borrowings (other than from HELCO and MECO) and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Three months ended March 31, 2013	March 31, 2013	December 31, 2012
Short-term borrowings(1)
Commercial paper	$36	$43	$—
Line of credit draws	—	—	—
Borrowings from HEI	—	—	—
Undrawn capacity under line of credit facility (expiring December 5, 2016)		175	175

(1)         The maximum amount of HECO’s external short-term borrowings during the first quarter of 2013 was $71 million. At March 31, 2013, HECO had $17 million of short-term borrowings from HELCO, and MECO had $13 million of short-term borrowings from HECO. At April 29, 2013, HECO had $40 million of outstanding commercial paper, no draws under its line of credit facility, no borrowings from HEI and $14 million of short-term borrowings from HELCO. Also, at April 29, 2013, MECO had $19 million of short-term borrowings from HECO. Intercompany borrowings are eliminated in consolidation.

HECO has a line of credit facility of $175 million (see Note 9 of HECO’s “Notes to Consolidated Financial Statements”). There are customary conditions that must be met in order to draw on it, including compliance with several covenants (such as covenants preventing its subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, HECO, and restricting its ability as well as the ability of any of its subsidiaries to guarantee additional indebtedness of the subsidiaries if such additional debt would cause the subsidiary’s “Consolidated Subsidiary Funded Debt to Capitalization Ratio” to exceed 65% (ratio of 42% for HELCO and 43% for MECO as of March 31, 2013, as calculated under the agreement)). In addition to customary defaults, HECO’s failure to maintain its financial ratios, as defined in its credit agreement, or meet other requirements may result in an event of default. For example, under the credit agreement, it is an event of default if HECO fails to maintain a “Consolidated Capitalization Ratio” (equity) of at least 35% (ratio of 55% as of March 31, 2013, as calculated under the credit agreement), or if HECO is no longer owned by HEI.

Revenue bonds have been issued by the Department of Budget and Finance of the State of Hawaii (DBF) to finance (and refinance) capital improvement projects of HECO and its subsidiaries, but the source of their repayment is the unsecured obligations of HECO and its subsidiaries under loan agreements and notes issued to the DBF, including HECO’s guarantees of its subsidiaries’ obligations. The payment of principal and interest due on SPRBs currently outstanding and issued prior to 2009 are insured by one of the following bond insurers: Ambac Assurance Corporation; Financial Guaranty Insurance Company, which was placed in a rehabilitation proceeding in the State of New York in June 2012; MBIA Insurance Corporation (which bonds have been reinsured by National Public Finance Guarantee Corp.); or Syncora Guarantee Inc. (which bonds have been reinsured by Syncora Capital Assurance Inc.). The Standard & Poor’s (S&P’s) and Moody’s Investor Service’s ratings of each of these insurers, which at the time the insured obligations were issued were higher than the ratings of the utilities, are currently either lower than the ratings of the utilities or have been withdrawn.

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

Operating activities provided $54 million in net cash during the first quarter of 2013. Investing activities for the same period used net cash of $56 million for capital expenditures, net of contributions in aid of construction. Financing activities for the same period provided net cash of $22 million, primarily due to the increase in short-term borrowings, partly offset by payment of $21 million of common and preferred dividends.

Bank

RESULTS OF OPERATIONS

	Three months ended March 31		Increase
(in millions)	2013	2012	(decrease)	Primary reason(s) for significant change
Interest income	$46	$49	$(3)

The impact of higher average earning asset balances was more than offset by lower yields on earning assets. ASB’s average loan portfolio balance for the first quarter of 2013 was $108 million higher than for the first quarter of 2012 as the average home equity lines of credit, commercial real estate and consumer loan balances increased by $89 million, $36 million and $28 million, respectively. ASB targeted these loan types because of their shorter duration and/or variable rates. The average residential loan portfolio decreased by $27 million due to higher repayments and loan sales during 2012. The loan portfolio yield was impacted by the low interest rate environment as new loan production yields were lower than the average portfolio yield. The average investment and mortgage-related securities portfolio balance increased by $54 million as ASB used its excess liquidity to purchase securities.

Noninterest income	19	16	3	Higher gain on sale of loans as more residential loans were sold in order to manage interest rate risk.
Revenues	65	65	—

Interest expense	2	3	(1)

Lower funding costs as a result of the low interest rate environment. Average deposit balances for the first quarter of 2013 increased by $137 million compared to first quarter of 2012 due to an increase in core deposits of $209 million, partly offset by a decrease in term certificates of $72 million. The other borrowings average balance decreased by $40 million due to lower retail repurchase agreements.

Provision for loan losses	2	4	(2)

The provision for loan losses benefited from lower net charge-offs and improved credit quality associated with the continued improvement in Hawaii’s economy. However, the provision was impacted by a single commercial real estate loan that was put on nonaccrual status.

Noninterest expense	39	35	4	Higher compensation and benefits expenses due to targeted staffing increases to support increased business volumes, IT and risk management capabilities.
Expenses	43	42	1

Operating income	22	23	(1)	Lower net interest income and higher noninterest expenses, partially offset by higher noninterest income.
Net income	14	16	(2)	Lower operating income.

Details of ASB’s other noninterest income and other noninterest expense were as follows:

Three months ended March 31	2013	2012
(in thousands)
Bank-owned life insurance	$967	$979
Other	625	381
Total other income, net	$1,592	$1,360

FDIC insurance premium	$840	$853
Marketing	538	550
Office supplies, printing and postage	873	990
Communication	471	436
Reversal of interest expense-tax	—	(552)
Other	4,873	4,430
Total other expense	$7,595	$6,707

See Note 4 of HEI’s “Notes to Consolidated Financial Statements” and “Economic conditions” in the “HEI Consolidated” section above.

Despite the revenue pressures across the banking industry, management expects ASB’s low-cost funding base and lower-risk profile to continue to deliver strong performance compared to industry peers.

For the quarter ended March 31, 2013, ASB reported a 1.12% annualized return on assets, net interest margin of 3.78% and a 61% efficiency ratio. For the year ended December 31, 2012, ASB reported a 1.18% return on assets, net interest margin of 3.93% and a 59% efficiency ratio.

Average balance sheet and net interest margin.  The following tables set forth average balances, together with interest earned and accrued, and resulting yields and costs:

Three months ended March 31	2013			2012
(dollars in thousands)	Average balance	Interest	Yield/ rate (%)	Average balance	Interest	Yield/ rate (%)
Assets:
Other investments (1)	$198,202	$64	0.13	$251,615	$97	0.15
Available-for-sale investment and mortgage-related securities	648,693	3,619	2.23	595,072	3,879	2.61
Loans(2)
Residential 1-4 family	1,882,185	23,356	4.96	1,909,675	25,610	5.36
Commercial real estate	421,492	4,633	4.42	385,916	4,586	4.76
Home equity line of credit	640,151	4,462	2.83	550,790	3,770	2.75
Residential land	25,009	256	4.09	41,868	555	5.30
Commercial loans	711,707	7,469	4.24	712,599	7,959	4.49
Consumer loans	123,648	2,427	7.94	95,220	2,408	10.17
Total loans (3)	3,804,192	42,603	4.50	3,696,068	44,888	4.87
Total interest-earning assets (4)	4,651,087	46,286	4.00	4,542,755	48,864	4.31
Allowance for loan losses	(42,608)			(38,187)
Non-interest-earning assets	434,117			432,600
Total assets	$5,042,596			$4,937,168

Liabilities and shareholder’s equity:
Savings	$1,775,477	254	0.06	$1,698,849	310	0.07
Interest-bearing checking	640,190	24	0.02	605,526	30	0.02
Money market	195,563	63	0.13	249,685	121	0.19
Time certificates	469,798	971	0.84	541,330	1,318	0.98
Total interest-bearing deposits	3,081,028	1,312	0.17	3,095,390	1,779	0.23
Advances from Federal Home Loan Bank	50,000	535	4.28	50,000	541	4.28
Securities sold under agreements to repurchase	147,296	629	1.71	187,326	720	1.52
Total interest-bearing liabilities	3,278,324	2,476	0.30	3,332,716	3,040	0.36
Non-interest bearing liabilities:
Deposits	1,151,572			1,000,099
Other	110,850			110,913
Total liabilities	4,540,746			4,443,728
Shareholder’s equity	501,850			493,440
Total liabilities and shareholder’s equity	$5,042,596			$4,937,168
Net interest income		$43,810			$45,824
Net interest margin (%) (5)			3.78			4.04

(1)              Includes federal funds sold, interest bearing deposits and stock in the FHLB of Seattle.

(2)              Includes loans held for sale.

(3)              Includes loan fees of $1.5 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans, includes nonaccrual loans.

(4)              Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $0.2 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively.

(5)              Defined as net interest income as a percentage of average earning assets.

Earning assets, costing liabilities and other factors.  Earnings of ASB depend primarily on net interest income, which is the difference between interest earned on earning assets and interest paid on costing liabilities. The interest rate environment has been impacted by disruptions in the financial markets and these conditions have continued to have a negative impact on ASB’s net interest margin.

Loan originations and mortgage-related securities are ASB’s primary sources of earning assets.

Loan portfolio. ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. The composition of ASB’s loan portfolio was as follows:

	March 31, 2013		December 31, 2012
(dollars in thousands)	Balance	% of total	Balance	% of total
Real estate loans:
Residential 1-4 family	$1,915,207	49.7	$1,866,450	49.2
Commercial real estate	391,679	10.2	375,677	9.9
Home equity line of credit	648,904	16.8	630,175	16.6
Residential land	23,894	0.6	25,815	0.7
Commercial construction	40,698	1.1	43,988	1.2
Residential construction	8,275	0.2	6,171	0.2
Total real estate loans, net	3,028,657	78.6	2,948,276	77.8

Commercial loans	699,918	18.1	721,349	19.0
Consumer loans	127,260	3.3	121,231	3.2
	3,855,835	100.0	3,790,856	100.0
Less: Deferred fees and discounts	(10,103)		(11,638)
Allowance for loan losses	(42,730)		(41,985)
Total loans, net	$3,803,002		$3,737,233

The increase in the total loan portfolio during the first quarter of 2013 was primarily due to an increase in originated ASB’s residential 1-4 family, home equity lines of credit and commercial real estate loan portfolios and is in line with ASB’s target of mid-single digit growth for the year.

Loan portfolio risk elements.  See Note 4 of HEI’s “Notes to Consolidated Financial Statements.”

Investment and mortgage-related securities. ASB’s investment portfolio was comprised as follows:

	March 31, 2013		December 31,2012
(dollars in thousands)	Balance	% of total	Balance	% of total
Federal agency obligations	$167,960	26%	$171,491	26%
Mortgage-related securities — FNMA, FHLMC and GNMA	409,339	62	417,383	62
Municipal bonds	82,101	12	82,484	12
	$659,400	100%	$671,358	100%

Principal and interest on mortgage-related securities issued by Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA) are guaranteed by the issuer and, in the case of GNMA, backed by the full faith and credit of the U.S.

Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Deposit retention and growth will remain challenging in the current environment due to competition for deposits and the low level of short-term interest rates. Advances from the FHLB of Seattle and securities sold under agreements to repurchase continue to be additional sources of funds. Advances from the FHLB of Seattle have remained at $50 million from December 31, 2012 to March 31, 2013. As of March 31, 2013 and December 31, 2012, ASB’s costing liabilities consisted of 96% deposits and 4% other borrowings. The weighted average cost of deposits for the first quarter of 2013 was 0.12%, compared to 0.17% for the first quarter of 2012.

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

As of March 31, 2013 and December 31, 2012, ASB had unrealized gains, net of taxes, on available-for-sale investments and mortgage-related securities (including securities pledged for repurchase agreements) in AOCI of $10 million and $11 million, respectively. See “Item 3. Quantitative and qualitative disclosures about market risk.”

During the first quarter of 2013, ASB recorded a provision for loan losses of $1.9 million primarily due to charge-offs during the quarter for 1-4 family, residential land, commercial and consumer loans. During the first quarter of 2012, ASB recorded a provision for loan losses of $3.5 million primarily due to charge-offs during the quarter for 1-4 family, residential land, commercial and consumer loans. Continued financial stress on ASB’s customers may result in higher levels of delinquencies and losses.

	Three months ended March 31		Year ended December 31
(in thousands)	2013	2012	2012
Allowance for loan losses, January 1	$41,985	$37,906	$37,906
Provision for loan losses	1,858	3,546	12,883
Less: net charge-offs	1,113	2,618	8,804
Allowance for loan losses, end of period	$42,730	$38,834	$41,985
Ratio of allowance for loan losses, end of period, to end of period loans outstanding	1.11%	1.05%	1.11%
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.12%	0.28%	0.24%

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).  Regulation of the financial services industry, including regulation of HEI, ASHI and ASB, has changed and will continue to change as a result of the enactment of the Dodd-Frank Act, which became law in July 2010. Importantly for HEI, ASHI and ASB, under the Dodd-Frank Act, on July 21, 2011, all of the functions of the Office of Thrift Supervision transferred to the OCC, the FDIC, the Federal Reserve Board (FRB) and the Consumer Financial Protection Bureau (Bureau). Supervision and regulation of HEI and ASHI, as a thrift holding companies, moved to the FRB, and supervision and regulation of ASB, as a federally chartered savings bank, moved to the OCC. While the laws and regulations applicable to HEI and ASB did not generally change, the applicable laws and regulations are being interpreted, and new and amended regulations may be adopted, by the FRB, OCC and the Bureau. HEI will be subject to minimum consolidated capital requirements, and ASB may be required to be supervised through ASHI, its intermediate holding company. The Dodd-Frank Act requires regulators, at a minimum, to apply to bank and thrift holding companies leverage and risk-based capital standards that are at least as strict as those in effect at the insured depository institution level on the date the Act became effective, although there will be a phase-in period for meeting these standards. In addition, HEI will continue to be required to serve as a source of strength to ASB in the event of its financial distress. The Dodd-Frank Act also imposes new restrictions on the ability of a savings bank to pay dividends should it fail to remain a qualified thrift lender.

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

The Dodd-Frank Act established the Bureau. It has authority to prohibit practices it finds to be unfair, deceptive or abusive, and it may also issue rules requiring specified disclosures and the use of new model forms. On December 21, 2012, the Bureau issued the Remittance Rule (an amendment to Regulation E) which closed for comment on January 30, 2013. For international wires, the rule now provides flexibility regarding the disclosure of foreign taxes, as well as fees imposed by a designated recipient’s institution for receiving a remittance transfer in an account. Second, the rule limits a remittance transfer provider’s obligation to disclose foreign taxes to those imposed by a country’s central government. And third, the rule revises the error resolution provisions that apply when a remittance transfer is not delivered to a designated recipient because the sender provided incorrect or insufficient information, and, in particular, when a sender provides an incorrect account number and that incorrect account number results in the funds being deposited in the wrong account.  On January 10, 2013, the Bureau issued the Ability-to-Repay rule which closed for comment on February 25, 2013. For mortgages, under the proposed Ability-to-Repay rule, among other things, (i) potential borrowers will have to supply financial information, and lenders must verify it, (ii) to qualify for a particular loan, a consumer will have to have sufficient assets or income to pay back the loan, and (iii) lenders will have to determine the consumer’s ability to repay both the principal and the interest over the long term - not just during an introductory period when the rate may be lower.

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

The “Durbin Amendment” to the Dodd-Frank Act required the FRB to issue rules to ensure that debit card interchange fees are “reasonable and proportional” to the processing costs incurred. In June 2011, the FRB issued a final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. Under the final rule, effective October 1, 2011, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is 21-24 cents, depending on certain components. As specified in the Dodd-Frank Act, these regulations will exempt banks like ASB, that, along with their affiliates, have less than $10 billion in assets. For the first quarter of 2013, ASB had earned an average of 49 cents per transaction. However, market pressures could cause all banks to observe the limitation.

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

Proposed Capital Requirements

Proposal effective dates	1/1/13	1/1/14	1/1/15	1/1/16	1/1/17	1/1/18	1/1/19
Capital conservation buffer				0.625%	1.25%	1.875%	2.50%
Common equity ratio + conservation buffer	3.50%	4.00%	4.50%	5.125%	5.75%	6.375%	7.00%
Tier 1 capital ratio + conservation buffer	4.50%	5.50%	6.00%	6.625%	7.25%	7.875%	8.50%
Total capital ratio + conservation buffer	8.00%	8.00%	8.00%	8.625%	9.25%	9.875%	10.50%
Countercyclical capital buffer — not applicable to ASB				0.625%	1.25%	1.875%	2.50%

The proposed rules allow for a transition period to meet the proposed capital requirement levels. ASB is reviewing the proposed rules and the impact to its capital ratios. Based on a preliminary assessment, management believes ASB and HEI can satisfy the proposed capital rules that would be applicable to them, if adopted.

Commitments and contingencies.  See Note 4 of HEI’s “Notes to Consolidated Financial Statements.”

FINANCIAL CONDITION

Liquidity and capital resources.

(dollars in millions)	March 31, 2013	December 31, 2012	% change
Total assets	$5,116	$5,042	1
Available-for-sale investment and mortgage-related securities	659	671	(2)
Loans receivable held for investment, net	3,803	3,737	2
Deposit liabilities	4,313	4,230	2
Other bank borrowings	193	196	(1)

As of March 31, 2013, ASB was one of Hawaii’s largest financial institutions based on assets of $5.1 billion and deposits of $4.3 billion.

As of March 31, 2013, ASB’s unused FHLB borrowing capacity was approximately $1.0 billion. As of March 31, 2013, ASB had commitments to borrowers for loan commitments and unused lines and letters of credit of $1.6 billion. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.

For the first quarter of 2013, net cash provided by ASB’s operating activities was $30 million. Net cash used during the same period by ASB’s investing activities was $56 million, primarily due to purchases of investment and mortgage-related securities of $27 million, a net increase in loans receivable of $67 million and additions to premises and equipment of $3 million, partly offset by repayments of investment and mortgage-related securities of $37 million and proceeds from the sale of real estate acquired in settlement of loans of $3 million. Net cash provided in financing activities during this period was $67 million, primarily due to net increases in deposit liabilities of $83 million, partly offset by a net decrease in retail repurchase agreements of $3 million, the payment of $10 million in common stock dividends to HEI (through ASHI) and a net decrease in mortgage escrow deposits of $3 million.

FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of March 31, 2013, ASB was well-capitalized (minimum ratio requirements noted in parentheses) with a leverage ratio of 9.1% (5.0%), a Tier-1 risk-based capital ratio of 11.7% (6.0%) and a total risk-based capital ratio of 12.8% (10.0%). FRB approval is required before ASB can pay a dividend or otherwise make a capital distribution to HEI (through ASHI).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company considers interest-rate risk (a non-trading market risk) to be a very significant market risk for ASB as it could potentially have a significant effect on the Company’s results of operations, financial condition and liquidity. For additional quantitative and qualitative information about the Company’s market risks, see pages 82 to 84, HEI’s Quantitative and Qualitative Disclosures About Market Risk, in Part II, Item 7A of HEI’s 2012 Form 10-K and HECO’s Quantitative and Qualitative Disclosures About Market Risk, which is incorporated into Part II, Item 7A of HECO’s 2012 Form 10-K by reference to Exhibit 99.2.

ASB’s interest-rate risk sensitivity measures as of March 31, 2013 and December 31, 2012 constitute “forward-looking statements” and were as follows:

	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
Change in interest rates (basis points)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
+300	3.1%	1.6%	(4.7)%	(9.4)%
+200	1.5	0.5	(1.9)	(4.9)
+100	0.6	0.1	(0.5)	(1.9)
-100	(0.2)	(0.2)	(3.8)	(1.7)

Management believes that ASB’s interest rate risk position as of March 31, 2013 represents a reasonable level of risk. Net interest income (NII) sensitivity as of March 31, 2013 was more asset sensitive for increases in rates compared to December 31, 2012 due to changes in the mix of earning assets as more short-term interest earning assets were held as of March 31, 2013 compared to December 31, 2012 and changes in assumptions about the rate sensitivity of certain core deposits.

ASB’s base economic value of equity (EVE) increased to $833 million as of March 31, 2013 compared to $767 million as of December 31, 2012 due to changes in the assumptions about the behavior of core deposits.

The change in EVE was less sensitive to rising rate scenarios as of March 31, 2013 compared to December 31, 2012 due to growth and changes in the composition of the residential portfolio and changes in the assumptions about the behavior of core deposits.

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

Item 4. Controls and Procedures

HEI:

Changes in Internal Control over Financial Reporting

During the first quarter of 2013, there were no changes in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Constance H. Lau, HEI Chief Executive Officer, and James A. Ajello, HEI Chief Financial Officer, have evaluated the disclosure controls and procedures of HEI as of March 31, 2013. Based on their evaluations, as of March 31, 2013, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by HEI in reports HEI files or submits under the Securities Exchange Act of 1934:

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

HECO:

Changes in Internal Control over Financial Reporting

During the first quarter of 2013, there were no changes in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of HECO and its subsidiaries’ internal control over financial reporting as of March 31, 2013 that has materially affected, or is reasonably likely to materially affect, HECO and its subsidiaries’ internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Richard M. Rosenblum, HECO Chief Executive Officer, and Tayne S. Y. Sekimura, HECO Chief Financial Officer, have evaluated the disclosure controls and procedures of HECO as of March 31, 2013. Based on their evaluations, as of March 31, 2013, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by HECO in reports HECO files or submits under the Securities Exchange Act of 1934:

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

Item 1A. Risk Factors

The following are updated risk factors for HEI, the electric utilities and ASB:

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

•                  the provisions of an HEI agreement entered into with federal bank regulators in connection with its acquisition of its bank subsidiary, ASB, which require HEI to contribute additional capital to ASB (up to a maximum amount of additional capital of $28.3 million as of March 31, 2013) upon request of the regulators in order to maintain ASB’s regulatory capital at the level required by regulation;

•                  the minimum capital and capital distribution regulations of the OCC that are applicable to ASB;

•                 the receipt of a letter of non-objection or prior approval from the OCC and FRB to the payment of any dividend ASB proposes to declare and pay to HEI; and

•                  the provisions of preferred stock resolutions and debt instruments of HEI and its subsidiaries.

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

Interest rate risk also represents a market risk factor affecting the fair value of ASB’s investment securities. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair values of those instruments, respectively. Disruptions in the credit markets, a liquidity crisis in the banking industry or increased levels of residential mortgage delinquencies and defaults may result in decreases in the fair value of ASB’s investment securities and an impairment that is other-than-temporary, requiring ASB to write down its investment securities. As of March 31, 2013, 88% of ASB’s investment securities were securities and obligations issued by a federal agency or government sponsored entity that have an implicit guarantee from the U.S. government.

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

Increased federal and state environmental regulation will require an increasing commitment of resources and funds and could result in construction delays or penalties and fines for non-compliance.  HEI and its subsidiaries are subject to federal, state and local environmental laws and regulations relating to air quality, water quality, hazardous substances, waste management, natural resources and health and safety, which regulate, among other matters, the operation of existing facilities, the construction and operation of new facilities and the proper cleanup and disposal of hazardous and toxic wastes and substances. HEI or its subsidiaries are currently involved in investigatory or remedial actions at current, former or third-party sites and there is no assurance that the Company will not incur material costs relating to these sites. In addition, compliance with these legal requirements requires HEI’s utility subsidiaries to commit significant resources and funds toward, among other things, environmental monitoring, installation of pollution control equipment and payment of emission fees. These laws and regulations, among other things, require that certain environmental permits be obtained in order to construct or operate certain facilities, and obtaining such permits can entail significant expense and cause substantial construction delays. Also, these laws and regulations may be amended from time to time, including amendments that increase the burden and expense of compliance. For example, emission and/or discharge limits may be tightened, more extensive permitting requirements may be imposed and additional substances may become regulated. In addition, significant regulatory uncertainty exists regarding the impact of federal or state GHG emission limits and reductions.

If HEI or its subsidiaries fail to comply with environmental laws and regulations, even if caused by factors beyond their control, that failure may result in civil or criminal penalties and fines or the cessation of operations.

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

Changes in accounting principles and estimates could affect the reported amounts of the Company’s assets and liabilities or revenues and expenses.  HEI’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. Changes in accounting principles (including the possible adoption of International Financial Reporting Standards or new U.S. accounting standards), or changes in the Company’s application of existing accounting principles, could materially affect the financial statement presentation of HEI’s or the electric utilities’ consolidated results of operations and/or financial condition. Further, in preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change include the amounts reported for investment and mortgage-related securities; property, plant and equipment; pension and other postretirement benefit obligations; contingencies and litigation; income taxes; regulatory assets and liabilities; electric utility revenues; and allowance for loan losses. HECO and its subsidiaries’ financial statements reflect assets and costs based on cost-based rate-making regulations. Continued accounting in this manner requires that certain criteria relating to the recoverability of such costs through rates be met. If events or circumstances should change so that the criteria are no longer satisfied, the electric utilities’ regulatory assets (amounting to $874 million as of March 31, 2013) may need to be charged to expense, which could result in significant reductions in the electric utilities’ net income, and the electric utilities’ regulatory liabilities (amounting to $326 million as of March 31, 2013) may need to be refunded to ratepayers immediately.

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

Many public utility projects require PUC approval and various permits (e.g., environmental and land use permits) from other governmental agencies. Difficulties in obtaining, or the inability to obtain, the necessary approvals or permits, or any adverse decision or policy made or adopted, or any prolonged delay in rendering a decision, by an agency with respect to such approvals and permits, can result in significantly increased project costs or even cancellation of projects. In the event a project does not proceed, or if the PUC disallows cost recovery for all or part of a project, project costs may need to be written off in amounts that could result in significant reductions in HECO’s consolidated net income. For example, HECO’s East Oahu Transmission Project encountered substantial opposition and consequent delay, increased costs and a subsequent partial write-off of costs in the fourth quarter of 2011. Also, in January 2013, the utilities and the Consumer Advocate signed a settlement agreement to write off $40 million of costs in lieu of conducting PUC-ordered regulatory audits of the CIP CT-1 and the CIS projects.

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

The electric utilities may be adversely affected by new legislation.  Congress, the Hawaii legislature and governmental agencies periodically consider legislation and other initiatives that could have uncertain or negative effects on the electric utilities and their customers. Congress, the Hawaii legislature and governmental agencies have adopted, or are considering adopting, a number of measures that will significantly affect the electric utilities, as described below.

Renewable Portfolio Standards law. In 2009, Hawaii’s RPS law was amended to require electric utilities to meet an RPS of 10%, 15%, 25% and 40% by December 31, 2010, 2015, 2020 and 2030, respectively. Energy savings resulting from energy efficiency programs will not count toward the RPS after 2014. The utilities are committed to achieving these goals and met the 2010 RPS; however, due to the exclusion of energy savings in calculating RPS after 2014 and risks such as potential delays in IPPs being able to deliver contracted renewable energy, it is possible the electric utilities may not attain the required renewable percentages in the future, and management cannot predict the future consequences of failure to do so (including potential penalties to be assessed by the PUC). On December 19, 2008, the PUC approved a penalty of $20 for every megawatthour (MWh) that an electric utility is deficient under Hawaii’s RPS law. The PUC noted, however, that this penalty may be reduced, in the PUC’s discretion, due to events or circumstances that are outside an electric utility’s reasonable control, to the extent the event or circumstance could not be reasonably foreseen and ameliorated, as described in the RPS law and in an RPS framework adopted by the PUC. In addition, the PUC ordered that the utilities will be prohibited from recovering any RPS penalty costs through rates.

Renewable energy. In 2007, a measure was passed by the Hawaii legislature stating that the PUC may consider the need for increased renewable energy in rendering decisions on utility matters. Due to this measure, it is possible that, if energy from a renewable source is more expensive than energy from fossil fuel, the PUC may still approve the purchase of energy from the renewable source, resulting in higher costs.

Global climate change and greenhouse gas emissions reduction. National and international concern about climate change and the contribution of GHG emissions to climate change have led to action by the state of Hawaii and the EPA and federal legislative and regulatory proposals to reduce GHG emissions.

In July 2007, Act 234, which requires a statewide reduction of GHG emissions by January 1, 2020 to levels at or below the statewide GHG emission levels in 1990, became law in Hawaii.

In recent years, several approaches to GHG emission reduction (including “cap and trade”) have been either introduced or discussed in Congress; however, no legislation has yet been enacted.

In response to the 2007 U.S. Supreme Court decision in Massachusetts v. Environmental Protection Agency, which ruled that the EPA has the authority to regulate GHG emissions from motor vehicles under the CAA, the EPA has accelerated rulemaking addressing GHG emissions from both mobile and stationary sources. On September 22, 2009, the EPA issued the Final Mandatory Reporting of Greenhouse Gases Rule. The rule, which applies to HECO, HELCO and MECO, requires that sources above certain threshold levels monitor and report GHG emissions.

On June 3, 2010, the EPA’s final “Prevention of Significant Deterioration (PSD) and Title V Greenhouse Gas (GHG) Tailoring Rule” (GHG Tailoring Rule) was published. It creates a new emissions threshold for GHG emissions from new and existing facilities and requires certain facilities to obtain PSD and Title V operating permits. The utilities are evaluating the impact of the GHG Tailoring Rule and a three-year permit deferral for biomass-fired and other biogenic sources on the utilities’ operations. The foregoing legislation or legislation that now is, or may in the future be, proposed present risks and uncertainties for the utilities.

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

The far-reaching nature of the Energy Agreement, including the extent of renewable energy commitments, presents risks to the Company. Among such risks are: (1) the dependence on third party suppliers of renewable purchased energy, which if the utilities are unsuccessful in negotiating purchased power agreements with such

IPPs or if a major IPP fails to deliver the anticipated capacity in its purchased power agreement, could impact the utilities’ achievement of its commitments under the Energy Agreement and/or the utilities’ ability to deliver reliable service; (2) delays in acquiring or unavailability of non-fossil fuel supplies for renewable generation; (3) the impact of intermittent power to the electrical grid and reliability of service if appropriate supporting infrastructure is not installed or does not operate effectively; (4) the likelihood that the utilities may need to make substantial investments in related infrastructure, which could result in increased borrowings and, therefore, materially impact the financial condition and liquidity of the utilities; and (5) the commitment to support a variety of initiatives, which, if approved by the PUC, may have a material impact on the results of operations and financial condition of the utilities depending on their design and implementation. These initiatives include, but are not limited to, removing the system-wide caps on net energy metering (but studying distributed generation interconnections on a per-circuit basis); and developing an Energy Efficiency Portfolio Standard. The implementation of these or other HCEI programs may adversely impact the results of operations, financial condition and liquidity of the electric utilities.

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

Although ASB pursues an asset-liability management strategy designed to mitigate its risk from changes in market interest rates, unfavorable movements in interest rates could result in lower net interest income. Residential 1-4 family fixed-rate mortgage loans comprised about 48% of ASB’s loan portfolio as of March 31, 2013 and do not re-price with movements in interest rates. ASB continues to face a challenging interest rate environment. The persistent, low level of interest rates and excess liquidity in the financial system have impacted the new loan production rates and made it challenging to find investments with adequate risk-adjusted returns, which resulted in a negative impact on ASB’s asset yields and net interest margin. The degree to which compression of ASB’s margin will continue when interest rates rise is uncertain.

Increases in market interest rates could have an adverse impact on ASB’s cost of funds. Higher market interest rates could lead to higher interest rates paid on deposits and other borrowings. Significant increases in market interest rates, or the perception that an increase may occur, could adversely affect ASB’s ability to originate new loans and grow. An increase in market interest rates, especially a sudden increase, could also adversely affect the ability of ASB’s adjustable-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge-offs. Conversely, a decrease in interest rates or a mismatching of maturities of interest sensitive financial instruments could result in an acceleration in the prepayment of loans and mortgage-related securities and impact ASB’s ability to reinvest its liquidity in similar yielding assets. Historically low interest rates in 2010, 2011 and 2012 resulted in higher refinancings, which reduced the level of future interest income.

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

Under certain circumstances, including any determination that ASB’s relationship with HEI results in an unsafe and unsound banking practice, these regulatory authorities have the authority to restrict the ability of ASB to transfer assets and to make distributions to its shareholders (including payment of dividends to HEI), or they could seek to require HEI to sever its relationship with or divest its ownership of ASB. Payment by ASB of dividends to HEI may also be restricted by the OCC and FRB under prompt corrective action regulations or capital distribution regulations if ASB’s capital position deteriorates. In order to maintain its status as a qualified thrift lender (QTL), ASB is required to maintain at least 65% of its assets in “qualified thrift investments.” Institutions that fail to maintain QTL status are subject to various penalties, including limitations on their activities. In ASB’s case, the activities of HEI and HEI’s other subsidiaries would also be subject to restrictions, and a failure or inability to comply with those restrictions could effectively result in the required divestiture of ASB. Federal legislation has also been proposed in the past that could result in a required divestiture of ASB. In the event of a required divestiture, federal law substantially limits the types of entities that could potentially acquire ASB.

Recent legislative and regulatory initiatives could have an adverse effect on ASB’s business.  The Dodd-Frank Act, which became law in July 2010, is expected to have a substantial impact on the financial services industry. The Dodd-Frank Act establishes a framework through which regulatory reform will be written and changes to statutes, regulations or regulatory policies could affect HEI and ASB in substantial and unpredictable ways. A major component of the Dodd-Frank Act is the creation of the Consumer Financial Protection Bureau that has the responsibility for setting and enforcing clear, consistent rules relating to consumer financial products and services and has the authority to prohibit practices it finds to be unfair, deceptive or abusive. Compliance with any such directives could have adverse effects on ASB’s revenues or operating costs. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on ASB’s business, results of operations, financial condition and liquidity.

A large percentage of ASB’s loans and securities are collateralized by real estate, and adverse changes in the real estate market and/or general economic or other conditions may result in loan losses and adversely affect the Company’s profitability.  As of March 31, 2013 approximately 79% of ASB’s loan portfolio was comprised of loans primarily collateralized by real estate, most of which was concentrated in the State of Hawaii. ASB’s HELOC (home equity line of credit) portfolio grew by 18% during 2012 and now comprises 21% of total real estate loans. ASB’s financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in the state of Hawaii, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. A deterioration of the economic environment in Hawaii, including a material decline in the real estate market, further declines in home resales, or a material external shock, or any environmental clean-up obligation, may significantly impair the value of ASB’s collateral and ASB’s ability to sell the collateral upon foreclosure. In the event of a default, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest. Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans. In addition, if poor economic conditions result in decreased demand for real estate loans, ASB’s profits may decrease if alternative investments earn less income than real estate loans.

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

Item 5. Other Information

A.            Ratio of earnings to fixed charges.

	Three months ended March 31		Years ended December 31
	2013	2012	2012	2011	2010	2009	2008
HEI and Subsidiaries
Excluding interest on ASB deposits	3.22	3.63	3.28	3.22	2.89	2.29	2.06
Including interest on ASB deposits	3.11	3.44	3.14	3.03	2.64	1.95	1.71
HECO and Subsidiaries	3.32	3.77	3.37	3.52	2.88	2.99	3.48

See HEI Exhibit 12.1 and HECO Exhibit 12.2.

B.            Description of HEI’s Common Stock and Preferred Stock.

Under our Amended and Restated Articles of Incorporation (Articles), we are authorized to issue 200,000,000 shares of common stock without par value (common stock) and 10,000,000 shares of preferred stock without par value (preferred stock). As of March 19, 2013, 98,467,907 shares of common stock were issued and outstanding and no shares of preferred stock were designated, issued or outstanding.

The following is a description of the general terms and provisions of our capital stock and does not purport to be complete and is subject to and qualified in its entirety by reference to the Articles and the Bylaws.

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

Dividend Rights and Limitations. Stock and cash dividends may be issued and paid to the holders of common stock as and when declared by our Board of Directors, provided that, after giving effect to the payment of cash dividends, HEI is able to pay its debts as they become due in the usual course of its business and HEI’s total assets are not less than the sum of its total liabilities plus the maximum amount that then would be payable in any liquidation in respect of all outstanding shares having preferential rights in liquidation. All shares of common stock are entitled to participate equally with respect to dividends.

HEI is a legal entity separate and distinct from its various subsidiaries. As a holding company with no significant operations of its own, the principal sources of its funds are dividends or other distributions from its operating subsidiaries, borrowings and sales of equity. The ability of certain of HEI’s direct and indirect subsidiaries to pay dividends or make other distributions to HEI, or to make loans or extend credit to or purchase assets from HEI, is subject to contractual, statutory and regulatory restrictions, including without limitation the provisions of an agreement with the PUC (pertaining to HEI’s electric utility subsidiaries) and the minimum capital requirements imposed by law on ASB, as well as restrictions and limitations set forth in debt instruments, preferred stock resolutions and guarantees. HEI does not expect that the regulatory and contractual restrictions applicable to HEI or its direct or indirect subsidiaries will significantly affect HEI’s ability to pay dividends on its common stock. See “Business—HEI Consolidated—Regulation—Restrictions on dividends and other distributions” in HEI’s Annual Report on Form 10-K for the year ended December 31, 2012 for a more complete description of the ability of certain of HEI’s subsidiaries to pay dividends or make other distributions to HEI.

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

Under provisions of Hawaii law regulating public utilities, not more than 25% of the issued and outstanding voting stock of certain public utility corporations, including HECO and its wholly-owned electric utility subsidiaries, may be held, directly or indirectly, by any single foreign corporation or any single nonresident alien, or held by any person, without the prior approval of the PUC. The acquisition of more than 25% of the issued and outstanding voting stock of HEI in one or more transactions might be deemed to result in the holding of more than 25% of the voting stock of its electric utility subsidiaries. In addition, HEI is subject to an agreement entered into with the PUC when HECO became a wholly-owned subsidiary of HEI. This agreement provides that the acquisition of HEI by a third party, whether by purchase, merger, consolidation or otherwise, requires the prior written approval of the PUC.

Federal law restricts acquisitions of a federal savings bank and any entity considered to be its holding company by establishing thresholds of “control” the acquisition of which requires prior regulatory approval and by limiting the types of persons and entities eligible to acquire such control. The primary federal banking regulator of ASB historically was the Office of Thrift Supervision (OTS), but the OTS was abolished on July 21, 2011 and its supervisory and regulatory functions have been transferred to the OCC. As a result of HEI’s indirect ownership of ASB, both HEI and ASHI, the direct parent corporation of ASB, are also subject to a certain degree of regulation as “unitary savings and loan holding companies” (i.e., companies which control one savings association). The supervision and regulation of HEI and ASHI have been moved to the FRB effective July 21, 2011. Since 1999, companies that engage in activities not permitted to financial services companies under federal law are not permitted to acquire control, directly or indirectly, of a savings institution. Nonfinancial companies that owned savings institutions prior to May 4, 1999, such as HEI and ASHI, however, are considered “grandfathered” so that HEI and its subsidiaries are able to continue to engage in their current activities and retain ownership of ASB. The effect of this prohibition therefore is that any acquisition of HEI by a third party is likely to require HEI to divest ASB or its assets and liabilities. The divestiture would be required to occur within a two year period following the FRB’s approval of the acquisition of HEI. Federal law also limits the entities eligible to acquire ASB or its assets and liabilities generally to those that engage in activities permissible to bank and financial holding companies under the Bank Holding Company Act.

The thresholds of “control” which will trigger the need for notice to the FRB and, in certain instances, prior FRB approval are set forth in federal statutes and FRB regulations. Generally, no existing savings and loan holding company may acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of a federal savings bank or its holding company without the prior written approval of the FRB. In addition, no other company or person may acquire control of a federal savings bank or savings and loan holding company, unless the FRB provides prior written approval. “Control” in this context means (i) the acquisition of, control of, or holding proxies representing, more than 25% of the voting shares of HEI or (ii) the power to control in any manner the election of a majority of the directors of HEI or (iii) the power, directly or indirectly, to exercise a controlling influence over the management or policies of HEI. A person that contributes more than 25% of the capital of HEI would also be deemed to control HEI. Moreover, under FRB regulations, one would be presumed to have acquired control if one acquires 10% or more of the voting shares of HEI or, in some circumstances, more than 5% of such voting shares. Any company subject to a preliminary determination of control by the FRB because it triggered a control presumption or was deemed to have the power to exercise a controlling influence over HEI may contest the determination and request a hearing, may file an application to retain the control relationship or may propose a plan to the FRB for prompt termination of the control relationship. The FRB may also deem acquisitions of less than 25% of the voting shares of HEI to be passive and noncontrolling, on the condition that the investor enter into certain passivity commitments with the FRB.

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

Item 6. Exhibits

HEI Exhibit 12.1

Hawaiian Electric Industries, Inc. and Subsidiaries

Computation of ratio of earnings to fixed charges, three months ended March 31, 2013 and 2012 and years ended December 31, 2012, 2011, 2010, 2009 and 2008

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

HECO Exhibit 12.2

Hawaiian Electric Company, Inc. and Subsidiaries

Computation of ratio of earnings to fixed charges, three months ended March 31, 2013 and 2012 and years ended December 31, 2012, 2011, 2010, 2009 and 2008

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Richard M. Rosenblum
	Constance H. Lau		Richard M. Rosenblum
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of HECO)

By	/s/ James A. Ajello	By	/s/ Tayne S. Y. Sekimura
	James A. Ajello		Tayne S. Y. Sekimura
	Executive Vice President,		Senior Vice President
	Chief Financial Officer and Treasurer		and Chief Financial Officer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of HECO)

By	/s/ Jennifer B. Loo	By	/s/ Cathlynn L. Yoshida
	Jennifer B. Loo		Cathlynn L. Yoshida
	Interim Chief Accounting Officer		Controller
	and Assistant Controller		(Principal Accounting Officer of HECO)
(Principal Accounting Officer of HEI)

Date: May 8, 2013		Date: May 8, 2013