Form 10-Q
period 2013-09-30
HAWAIIAN ELECTRIC CO INC; HAWAIIAN ELECTRIC INDUSTRIES INC
filed 2013-11-07
CIK 46207, 354707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Hawaiian Electric Industries, Inc. Yes ☒ No ☐	Hawaiian Electric Company, Inc. Yes ☒ No ☐
 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Hawaiian Electric Industries, Inc. Yes ☒ No ☐	Hawaiian Electric Company, Inc. Yes ☒ No ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries, Inc. Yes ☐ No ☒	Hawaiian Electric Company, Inc. Yes ☐ No ☒
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Hawaiian Electric Industries, Inc.	Large accelerated filer ☒	Hawaiian Electric Company, Inc.	Large accelerated filer ☐
	Accelerated filer ☐		Accelerated filer ☐
	Non-accelerated filer ☐		Non-accelerated filer ☒
	(Do not check if a smaller reporting company)		(Do not check if a smaller reporting company)
	Smaller reporting company ☐		Smaller reporting company ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding October 31, 2013
Hawaiian Electric Industries, Inc. (Without Par Value)	99,605,735 Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	14,665,264 Shares (not publicly traded)

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended September 30, 2013

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
1		Consolidated Statements of Income - three and nine months ended September 30, 2013 and 2012
2		Consolidated Statements of Comprehensive Income - three and nine months ended September 30, 2013 and 2012
3		Consolidated Balance Sheets - September 30, 2013 and December 31, 2012
4		Consolidated Statements of Changes in Shareholders’ Equity - nine months ended September 30, 2013 and 2012
5		Consolidated Statements of Cash Flows - nine months ended September 30, 2013 and 2012
6		Notes to Consolidated Financial Statements

Hawaiian Electric Company, Inc. and Subsidiaries
33		Consolidated Statements of Income - three and nine months ended September 30, 2013 and 2012
34		Consolidated Statements of Comprehensive Income - three and nine months ended September 30, 2013 and 2012
35		Consolidated Balance Sheets - September 30, 2013 and December 31, 2012
36		Consolidated Statements of Changes in Common Stock Equity - nine months ended September 30, 2013 and 2012
37		Consolidated Statements of Cash Flows - nine months ended September 30, 2013 and 2012
38		Notes to Consolidated Financial Statements
59	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
59		HEI Consolidated
64		Electric Utilities
73		Bank
83	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
84	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
85	Item 1.	Legal Proceedings
85	Item 1A.	Risk Factors
85	Item 5.	Other Information
86	Item 6.	Exhibits
87	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended September 30, 2013

GLOSSARY OF TERMS

Terms	Definitions
AFTAP	Adjusted Funding Target Attainment Percentage
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income/(loss)
ARO	Asset retirement obligation
ASB	American Savings Bank, F.S.B., a wholly-owned subsidiary of American Savings Holdings, Inc.
ASHI	American Savings Holdings, Inc., a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
ASU	Accounting Standards Update
CIP CT-1	Campbell Industrial Park 110 MW combustion turbine No. 1
CIS	Customer Information System
Company
Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under Hawaiian Electric); American Savings Holdings, Inc. and its subsidiary, American Savings Bank, F.S.B.; HEI Properties, Inc.; Hawaiian Electric Industries Capital Trust II and Hawaiian Electric Industries Capital Trust III (inactive financing entities); and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.).

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
Energy Agreement
Agreement dated October 20, 2008 and signed by the Governor of the State of Hawaii, the State of Hawaii Department of Business, Economic Development and Tourism, the Division of Consumer Advocacy of the Department of Commerce and Consumer Affairs, and Hawaiian Electric, for itself and on behalf of its electric utility subsidiaries committing to actions to develop renewable energy and reduce dependence on fossil fuels in support of the HCEI

EPA	Environmental Protection Agency — federal
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act of 1974, as amended
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
federal	U.S. Government
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board

GLOSSARY OF TERMS, continued

Terms	Definitions
GAAP	U.S. generally accepted accounting principles
GHG	Greenhouse gas
GNMA	Government National Mortgage Association
HCEI	Hawaii Clean Energy Initiative
Hawaiian Electric
Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Hawaii Electric Light Company, Inc., Maui Electric Company, Limited, HECO Capital Trust III (unconsolidated financing subsidiary), Renewable Hawaii, Inc. and Uluwehiokama Biofuels Corp.

HEI
Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., American Savings Holdings, Inc., HEI Properties, Inc., Hawaiian Electric Industries Capital Trust II, Hawaiian Electric Industries Capital Trust III and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.)

HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
Hawaii Electric Light	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IPP	Independent power producer
IRP	Integrated resource planning
Kalaeloa	Kalaeloa Partners, L.P.
KW	Kilowatt
KWH	Kilowatthour
LTIP	Long-term incentive plan
MAP-21	Moving Ahead for Progress in the 21st Century Act
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
MW	Megawatt/s (as applicable)
NII	Net interest income
NQSO	Nonqualified stock option
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PUC	Public Utilities Commission of the State of Hawaii
RAM	Revenue adjustment mechanism
RBA	Revenue balancing account
RFP	Request for proposal
REIP	Renewable Energy Infrastructure Program
RHI	Renewable Hawaii, Inc., a wholly owned subsidiary of Hawaiian Electric Company, Inc.
ROACE	Return on average common equity
RORB	Return on average rate base
RPS	Renewable portfolio standard
SAR	Stock appreciation right
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
SOIP	1987 Stock Option and Incentive Plan, as amended
TDR	Troubled debt restructuring
UBC	Uluwehiokama Biofuels Corp., a non-regulated subsidiary of Hawaiian Electric Company, Inc.
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIE	Variable interest entity

FORWARD-LOOKING STATEMENTS

This report and other presentations made by Hawaiian Electric Industries, Inc. (HEI) and Hawaiian Electric Company, Inc. (Hawaiian Electric) and their subsidiaries contain “forward-looking statements,” which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates” or similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects or possible future actions are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and the accuracy of assumptions concerning HEI and its subsidiaries (collectively, the Company), the performance of the industries in which they do business and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.

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

•	the effects of future actions or inaction of the U.S. government or related agencies, including those related to the U.S. debt ceiling, a shutdown of the federal government, or monetary policy;

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

•
the implementation of the Energy Agreement with the State of Hawaii and Consumer Advocate (Energy Agreement), setting forth the goals and objectives of a Hawaii Clean Energy Initiative (HCEI), and the fulfillment by the electric utilities of their commitments under the Energy Agreement (given the Public Utilities Commission of the State of Hawaii (PUC) approvals needed; the PUC’s potential delay in considering (and potential disapproval of actual or proposed) HCEI-related costs; reliance by the Company on outside parties such as the state, independent power producers (IPPs) and developers; potential changes in political support for the HCEI; and uncertainties surrounding wind power, proposed undersea cables, biofuels, environmental assessments and the impacts of implementation of the HCEI on future costs of electricity);

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

•	the ability of IPPs to deliver the firm capacity anticipated in their power purchase agreements (PPAs);

•	the ability of the electric utilities to negotiate, periodically, favorable agreements for significant resources such as fuel supply contracts and collective bargaining agreements;

•	new technological developments that could affect the operations and prospects of HEI and its subsidiaries (including Hawaiian Electric and its subsidiaries and ASB) or their competitors;

•
cyber security risks and the potential for cyber incidents, including potential incidents at HEI, ASB and Hawaiian Electric and their subsidiaries (including at ASB branches and at the electric utility plants) and incidents at data processing centers they use, to the extent not prevented by intrusion detection and prevention systems, anti-virus software, firewalls and other general information technology controls;

•
federal, state, county and international governmental and regulatory actions, such as existing, new and changes in laws, rules and regulations applicable to HEI, Hawaiian Electric, ASB and their subsidiaries (including changes in taxation, increases in capital requirements, regulatory changes resulting from the HCEI, environmental laws and regulations (including resulting compliance costs and risks of fines and penalties and/or liabilities), the regulation of greenhouse gas (GHG) emissions, governmental fees and assessments (such as Federal Deposit Insurance Corporation assessments), and potential carbon “cap and trade” legislation that may fundamentally alter costs to produce electricity and accelerate the move to renewable generation);

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

•
changes in accounting principles applicable to HEI, Hawaiian Electric, ASB and their subsidiaries, including the possible adoption of International Financial Reporting Standards or new U.S. accounting standards, the potential discontinuance of regulatory accounting and the effects of potentially required consolidation of variable interest entities (VIEs) or required capital lease accounting for PPAs with IPPs;

•	changes by securities rating agencies in their ratings of the securities of HEI and Hawaiian Electric and the results of financing efforts;

•	faster than expected loan prepayments that can cause an acceleration of the amortization of premiums on loans and investments and the impairment of mortgage-servicing assets of ASB;

•	changes in ASB’s loan portfolio credit profile and asset quality which may increase or decrease the required level of allowance for loan losses and charge-offs;

•	changes in ASB’s deposit cost or mix which may have an adverse impact on ASB’s cost of funds;

•	the final outcome of tax positions taken by HEI, Hawaiian Electric, ASB and their subsidiaries;

•
the risks of suffering losses and incurring liabilities that are uninsured (e.g., damages to the Utilities’ transmission and distribution system and losses from business interruption) or underinsured (e.g., losses not covered as a result of insurance deductibles or other exclusions or exceeding policy limits); and

•
other risks or uncertainties described elsewhere in this report and in other reports (e.g., “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K) previously and subsequently filed by HEI and/or Hawaiian Electric with the Securities and Exchange Commission (SEC).

Forward-looking statements speak only as of the date of the report, presentation or filing in which they are made. Except to the extent required by the federal securities laws, HEI, Hawaiian Electric, ASB and their subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

v

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands, except per share amounts)	2013	2012	2013	2012
Revenues
Electric utility	$766,115	$801,095	$2,216,076	$2,340,257
Bank	65,058	66,596	195,841	196,569
Other	56	29	106	22
Total revenues	831,229	867,720	2,412,023	2,536,848
Expenses
Electric utility	694,201	726,276	2,030,071	2,146,688
Bank	42,223	44,974	126,550	130,161
Other	4,706	4,768	12,276	13,075
Total expenses	741,130	776,018	2,168,897	2,289,924
Operating income (loss)
Electric utility	71,914	74,819	186,005	193,569
Bank	22,835	21,622	69,291	66,408
Other	(4,650)	(4,739)	(12,170)	(13,053)
Total operating income	90,099	91,702	243,126	246,924
Interest expense—other than on deposit liabilities and other bank borrowings	(20,304)	(20,020)	(59,705)	(58,758)
Allowance for borrowed funds used during construction	498	688	1,626	2,451
Allowance for equity funds used during construction	1,255	1,611	4,030	5,548
Income before income taxes	71,548	73,981	189,077	196,165
Income taxes	22,841	25,804	65,157	69,926
Net income	48,707	48,177	123,920	126,239
Preferred stock dividends of subsidiaries	471	471	1,417	1,417
Net income for common stock	$48,236	$47,706	$122,503	$124,822
Basic earnings per common share	$0.49	$0.49	$1.24	$1.29
Diluted earnings per common share	$0.48	$0.49	$1.23	$1.29
Dividends per common share	$0.31	$0.31	$0.93	$0.93
Weighted-average number of common shares outstanding	99,204	97,157	98,670	96,674
Net effect of potentially dilutive shares	614	361	620	423
Adjusted weighted-average shares	99,818	97,518	99,290	97,097

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2013	2012	2013	2012
Net income for common stock	$48,236	$47,706	$122,503	$124,822
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period, net of (taxes) benefits of $1,049 and ($689) for the three months ended September 30, 2013 and 2012 and $7,081 and ($1,261) for the nine months ended September 30, 2013 and 2012, respectively	(1,589)	1,043	(10,724)	1,910
Less: reclassification adjustment for net realized gains included in net income, net of taxes of nil for the three months ended September 30, 2013 and 2012 and $488 and $53 for the nine months ended September 30, 2013 and 2012, respectively	—	—	(738)	(81)
Derivatives qualified as cash flow hedges:
Less: reclassification adjustment to net income, net of tax benefits of $37 for the three months ended September 30, 2013 and 2012 and $112 for the nine months ended September 30, 2013 and 2012	59	59	177	177
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $3,697 and $2,443 for the three months ended September 30, 2013 and 2012 and $11,173 and $7,321 for the nine months ended September 30, 2013 and 2012, respectively	5,789	3,826	17,490	11,467
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $3,284 and $2,129 for the three months ended September 30, 2013 and 2012 and $9,852 and $6,386 for the nine months ended September 30, 2013 and 2012, respectively	(5,156)	(3,342)	(15,468)	(10,026)
Other comprehensive income (loss), net of taxes	(897)	1,586	(9,263)	3,447
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$47,339	$49,292	$113,240	$128,269

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(dollars in thousands)	September 30, 2013		December 31, 2012
Assets
Cash and cash equivalents		$215,042		$219,662
Accounts receivable and unbilled revenues, net		350,083		362,823
Available-for-sale investment and mortgage-related securities		535,264		671,358
Investment in stock of Federal Home Loan Bank of Seattle		93,413		96,022
Loans receivable held for investment, net		4,005,132		3,737,233
Loans held for sale, at lower of cost or fair value		5,829		26,005
Property, plant and equipment, net of accumulated depreciation of $2,173,583 in 2013 and $2,125,286 in 2012		3,776,305		3,594,829
Regulatory assets		890,419		864,596
Other		475,335		494,414
Goodwill		82,190		82,190
Total assets		$10,429,012		$10,149,132
Liabilities and shareholders’ equity
Liabilities
Accounts payable		$206,803		$212,379
Interest and dividends payable		27,232		26,258
Deposit liabilities		4,310,842		4,229,916
Short-term borrowings—other than bank		131,341		83,693
Other bank borrowings		239,612		195,926
Long-term debt, net—other than bank		1,422,880		1,422,872
Deferred income taxes		493,662		439,329
Regulatory liabilities		337,720		322,074
Contributions in aid of construction		425,916		405,520
Defined benefit pension and other postretirement benefit plans liability		630,904		656,394
Other		512,342		526,613
Total liabilities		8,739,254		8,520,974
Preferred stock of subsidiaries - not subject to mandatory redemption		34,293		34,293
Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none		—		—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 99,541,518 shares in 2013 and 97,928,403 shares in 2012		1,443,583		1,403,484
Retained earnings		247,568		216,804
Accumulated other comprehensive income (loss), net of taxes
Net unrealized gains (losses) on securities	$(701)		$10,761
Unrealized losses on derivatives	(583)		(760)
Retirement benefit plans	(34,402)	(35,686)	(36,424)	(26,423)
Total shareholders’ equity		1,655,465		1,593,865
Total liabilities and shareholders’ equity		$10,429,012		$10,149,132

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands, except per share amounts)	Shares	Amount	Earnings	loss	Total
Balance, December 31, 2012	97,928	$1,403,484	$216,804	$(26,423)	$1,593,865
Net income for common stock	—	—	122,503	—	122,503
Other comprehensive loss, net of tax benefits	—	—	—	(9,263)	(9,263)
Issuance of common stock, net	1,614	40,099	—	—	40,099
Common stock dividends ($0.93 per share)	—	—	(91,739)	—	(91,739)
Balance, September 30, 2013	99,542	$1,443,583	$247,568	$(35,686)	$1,655,465

Balance, December 31, 2011	96,038	$1,349,446	$198,397	$(19,137)	$1,528,706
Net income for common stock	—	—	124,822	—	124,822
Other comprehensive income, net of taxes	—	—	—	3,447	3,447
Issuance of common stock, net	1,387	40,161	—	—	40,161
Dividend equivalents paid on equity-classified awards	—	—	(99)	—	(99)
Common stock dividends ($0.93 per share)	—	—	(89,902)	—	(89,902)
Balance, September 30, 2012	97,425	$1,389,607	$233,218	$(15,690)	$1,607,135

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

Nine months ended September 30	2013	2012
(in thousands)
Cash flows from operating activities
Net income	$123,920	$126,239
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	120,355	112,946
Other amortization	2,352	4,811
Provision for loan losses	953	9,504
Loans receivable originated and purchased, held for sale	(199,772)	(304,289)
Proceeds from sale of loans receivable, held for sale	223,221	302,844
Gain on sale of credit card portfolio	(2,251)	—
Change in deferred income taxes	60,580	82,582
Excess tax benefits from share-based payment arrangements	(469)	(65)
Allowance for equity funds used during construction	(4,030)	(5,548)
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	12,740	(30,610)
Decrease (increase) in fuel oil stock	24,332	(31,372)
Increase in regulatory assets	(53,314)	(57,793)
Decrease in accounts, interest and dividends payable	(21,708)	(5,905)
Decrease in prepaid and accrued income taxes and utility revenue taxes	(19,212)	(5,121)
Contributions to defined benefit pension and other postretirement benefit plans	(62,279)	(64,006)
Other increase in defined benefit pension and other postretirement benefit plans liability	61,770	49,950
Change in other assets and liabilities	(20,462)	(62,563)
Net cash provided by operating activities	246,726	121,604
Cash flows from investing activities
Available-for-sale investment and mortgage-related securities purchased	(39,721)	(146,794)
Principal repayments on available-for-sale investment and mortgage-related securities	84,487	104,310
Proceeds from sale of available-for-sale investment and mortgage-related securities	71,367	3,548
Net increase in loans held for investment	(293,996)	(75,982)
Proceeds from sale of real estate acquired in settlement of loans	8,777	9,659
Capital expenditures	(247,392)	(225,961)
Contributions in aid of construction	23,633	33,106
Proceeds from sale of credit card portfolio	26,386	—
Other	3,035	865
Net cash used in investing activities	(363,424)	(297,249)
Cash flows from financing activities
Net increase in deposit liabilities	80,926	56,756
Net increase in short-term borrowings with original maturities of three months or less	47,648	13,398
Net decrease in retail repurchase agreements	(6,314)	(22,011)
Proceeds from other bank borrowings	120,000	—
Repayments of other bank borrowings	(70,000)	—
Proceeds from issuance of long-term debt	50,000	457,000
Repayment of long-term debt	(50,000)	(368,500)
Excess tax benefits from share-based payment arrangements	469	65
Net proceeds from issuance of common stock	18,383	16,881
Common stock dividends	(73,584)	(71,966)
Preferred stock dividends of subsidiaries	(1,417)	(1,417)
Other	(4,033)	(6,314)
Net cash provided by financing activities	112,078	73,892
Net decrease in cash and cash equivalents	(4,620)	(101,753)
Cash and cash equivalents, beginning of period	219,662	270,265
Cash and cash equivalents, end of period	$215,042	$168,512
 The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1 · Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in HEI’s Form 10-K for the year ended December 31, 2012 and the unaudited consolidated financial statements and the notes thereto in HEI’s Quarterly Reports on SEC Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

In the opinion of HEI’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to fairly state the Company’s financial position as of September 30, 2013 and December 31, 2012, the results of its operations for the three and nine months ended September 30, 2013 and 2012 and its cash flows for the nine months ended September 30, 2013 and 2012. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year. When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the current presentation.

2 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended September 30, 2013
Revenues from external customers	$766,109	$65,058	$62	$831,229
Intersegment revenues (eliminations)	6	—	(6)	—
Revenues	766,115	65,058	56	831,229
Income (loss) before income taxes	57,373	22,808	(8,633)	71,548
Income taxes (benefit)	19,058	7,532	(3,749)	22,841
Net income (loss)	38,315	15,276	(4,884)	48,707
Preferred stock dividends of subsidiaries	498	—	(27)	471
Net income (loss) for common stock	37,817	15,276	(4,857)	48,236

Nine months ended September 30, 2013
Revenues from external customers	$2,216,058	$195,841	$124	$2,412,023
Intersegment revenues (eliminations)	18	—	(18)	—
Revenues	2,216,076	195,841	106	2,412,023
Income (loss) before income taxes	144,212	69,265	(24,400)	189,077
Income taxes (benefit)	51,777	23,915	(10,535)	65,157
Net income (loss)	92,435	45,350	(13,865)	123,920
Preferred stock dividends of subsidiaries	1,496	—	(79)	1,417
Net income (loss) for common stock	90,939	45,350	(13,786)	122,503
Assets (at September 30, 2013)	5,269,758	5,159,372	(118)	10,429,012

Three months ended September 30, 2012
Revenues from external customers	$801,089	$66,596	$35	$867,720
Intersegment revenues (eliminations)	6	—	(6)	—
Revenues	801,095	66,596	29	867,720
Income (loss) before income taxes	61,268	21,627	(8,914)	73,981
Income taxes (benefit)	22,395	7,419	(4,010)	25,804
Net income (loss)	38,873	14,208	(4,904)	48,177
Preferred stock dividends of subsidiaries	498	—	(27)	471
Net income (loss) for common stock	38,375	14,208	(4,877)	47,706

Nine months ended September 30, 2012
Revenues from external customers	$2,340,202	$196,569	$77	$2,536,848
Intersegment revenues (eliminations)	55	—	(55)	—
Revenues	2,340,257	196,569	22	2,536,848
Income (loss) before income taxes	154,976	66,964	(25,775)	196,165
Income taxes (benefit)	58,429	22,690	(11,193)	69,926
Net income (loss)	96,547	44,274	(14,582)	126,239
Preferred stock dividends of subsidiaries	1,496	—	(79)	1,417
Net income (loss) for common stock	95,051	44,274	(14,503)	124,822
Assets (at December 31, 2012)	5,108,793	5,041,673	(1,334)	10,149,132

Intercompany electricity sales of the electric utilities to the bank and “other” segments are not eliminated because those segments would need to purchase electricity from another source if it were not provided by consolidated Hawaiian Electric, the profit on such sales is nominal and the elimination of electric sales revenues and expenses could distort segment operating income and net income for common stock.

Bank fees that ASB charges the electric utility and “other” segments are not eliminated because those segments would pay fees to another financial institution if they were to bank with another institution, the profit on such fees is nominal and the elimination of bank fee income and expenses could distort segment operating income and net income for common stock.

3 · Electric utility subsidiary

For consolidated Hawaiian Electric financial information, including its commitments and contingencies, see Hawaiian Electric’s consolidated financial statements beginning on page 33 through Note 10 on page 49.

4 · Bank subsidiary

Selected financial information
American Savings Bank, F.S.B.
Statements of Income Data

	Three months ended September 30		Nine months ended September 30
(in thousands)	2013	2012	2013	2012
Interest and dividend income
Interest and fees on loans	$43,337	$43,880	$129,564	$133,241
Interest and dividend on investment and mortgage-related securities	3,025	3,432	9,723	10,534
Total interest and dividend income	46,362	47,312	139,287	143,775
Interest expense
Interest on deposit liabilities	1,262	1,540	3,870	5,015
Interest on other borrowings	1,206	1,201	3,548	3,676
Total interest expense	2,468	2,741	7,418	8,691
Net interest income	43,894	44,571	131,869	135,084
Provision for loan losses	54	3,580	953	9,504
Net interest income after provision for loan losses	43,840	40,991	130,916	125,580
Noninterest income
Fees from other financial services	5,728	7,674	21,367	22,474
Fee income on deposit liabilities	4,819	4,527	13,566	13,127
Fee income on other financial products	2,714	1,660	6,288	4,741
Mortgage banking income	1,547	4,077	6,896	8,297
Gain on sale of securities	—	—	1,226	134
Other income	3,888	1,346	7,211	4,021
Total noninterest income	18,696	19,284	56,554	52,794
Noninterest expense
Compensation and employee benefits	20,564	18,684	60,715	56,026
Occupancy	4,208	4,400	12,550	12,866
Data processing	2,168	2,644	7,982	7,244
Services	2,424	3,062	6,855	7,066
Equipment	1,825	1,762	5,469	5,299
Other expense	8,539	8,096	24,634	22,909
Total noninterest expense	39,728	38,648	118,205	111,410
Income before income taxes	22,808	21,627	69,265	66,964
Income taxes	7,532	7,419	23,915	22,690
Net income	$15,276	$14,208	$45,350	$44,274

American Savings Bank, F.S.B.
Statements of Comprehensive Income Data

	Three months ended September 30		Nine months ended September 30
(in thousands)	2013	2012	2013	2012
Net income	$15,276	$14,208	$45,350	$44,274
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period, net of (taxes) benefits, of $1,049 and ($689) for the three months ended September 30, 2013 and 2012 and $7,081 and ($1,261) for the nine months ended September 30, 2013 and 2012, respectively	(1,589)	1,043	(10,724)	1,910
Less: reclassification adjustment for net realized gains, included in net income, net of taxes, of nil for the three months ended September 30, 2013 and 2012 and $488 and $53 for the nine months ended September 30, 2013 and 2012, respectively	—	—	(738)	(81)
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $278 and $176 for the three months ended September 30, 2013 and 2012 and $2,010 and $508 for the nine months ended September 30, 2013 and 2012, respectively	420	266	3,043	769
Other comprehensive income (loss), net of taxes	(1,169)	1,309	(8,419)	2,598
Comprehensive income	$14,107	$15,517	$36,931	$46,872

American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	September 30, 2013		December 31, 2012
Assets
Cash and cash equivalents		$189,524		$184,430
Available-for-sale investment and mortgage-related securities		535,264		671,358
Investment in stock of Federal Home Loan Bank of Seattle		93,413		96,022
Loans receivable held for investment		4,046,184		3,779,218
Allowance for loan losses		(41,052)		(41,985)
Loans receivable held for investment, net		4,005,132		3,737,233
Loans held for sale, at lower of cost or fair value		5,829		26,005
Other		248,020		244,435
Goodwill		82,190		82,190
Total assets		$5,159,372		$5,041,673

Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$1,205,526		$1,164,308
Deposit liabilities—interest-bearing		3,105,316		3,065,608
Other borrowings		239,612		195,926
Other		102,172		117,752
Total liabilities		4,652,626		4,543,594
Commitments and contingencies (see “Litigation” below)
Common stock		335,448		333,712
Retained earnings		195,113		179,763
Accumulated other comprehensive income (loss), net of taxes
Net unrealized gains (losses) on securities	$(701)		$10,761
Retirement benefit plans	(23,114)	(23,815)	(26,157)	(15,396)
Total shareholder’s equity		506,746		498,079
Total liabilities and shareholder’s equity		$5,159,372		$5,041,673

Other assets
Bank-owned life insurance		$128,833		$125,726
Premises and equipment, net		67,634		62,458
Prepaid expenses		4,394		13,199
Accrued interest receivable		13,372		13,228
Mortgage-servicing rights		11,806		10,818
Real estate acquired in settlement of loans, net		1,488		6,050
Other		20,493		12,956
		$248,020		$244,435
Other liabilities
Accrued expenses		$20,463		$17,103
Federal and state income taxes payable		30,249		35,408
Cashier’s checks		24,183		23,478
Advance payments by borrowers		5,694		9,685
Other		21,583		32,078
		$102,172		$117,752

Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.

Other borrowings consisted of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (FHLB) of Seattle of $140 million and $100 million, respectively, as of September 30, 2013 and $146 million and $50 million, respectively, as of December 31, 2012.

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

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheet	Net amount of liabilities presented in the Balance Sheet
Repurchase agreements
September 30, 2013	$140	$—	$140
December 31, 2012	146	—	146

	Gross amount not offset in the Balance Sheet
(in millions)	Net amount of liabilities presented in the Balance Sheet	Financial instruments	Cash collateral pledged	Net amount
September 30, 2013
Financial institution	$50	$50	$—	$—
Commercial account holders	90	90	—	—
Total	$140	$140	$—	$—

December 31, 2012
Financial institution	$50	$50	$—	$—
Commercial account holders	96	96	—	—
Total	$146	$146	$—	$—

Investment and mortgage-related securities portfolio.

Available-for-sale securities.  The book value (amortized cost), gross unrealized gains and losses, estimated fair value and gross unrealized losses (fair value and amount by duration of time in which positions have been held in a continuous loss position) for securities held in ASB’s “available-for-sale” portfolio by major security type were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Gross unrealized losses
					Less than 12 months		12 months or longer
(in thousands)					Fair value	Amount	Fair value	Amount
September 30, 2013
Federal agency obligations	$99,812	$389	$(1,936)	$98,265	$29,755	$(1,936)	$—	$—
Mortgage-related securities- FNMA, FHLMC and GNMA	359,437	6,308	(7,768)	357,977	164,998	(7,620)	3,910	(148)
Municipal bonds	77,181	2,034	(193)	79,022	26,526	(193)	—	—
	$536,430	$8,731	$(9,897)	$535,264	$221,279	$(9,749)	$3,910	$(148)

December 31, 2012
Federal agency obligations	$168,324	$3,167	$—	$171,491	$—	$—	$—	$—
Mortgage-related securities- FNMA, FHLMC and GNMA	407,175	10,412	(204)	417,383	32,269	(204)	—	—
Municipal bonds	77,993	4,491	—	82,484	—	—	—	—
	$653,492	$18,070	$(204)	$671,358	$32,269	$(204)	$—	$—

The unrealized losses on ASB’s investments in mortgage-related securities and obligations issued by federal agencies were caused by interest rate movements. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because ASB does not intend to sell the securities and has determined it is more likely than not that it will not be required to sell the investments before recovery of their amortized costs basis, which may be at maturity, ASB did not consider these investments to be other-than-temporarily impaired at September 30, 2013.

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

September 30, 2013	Amortized cost	Fair value
(in thousands)
Due in one year or less	$28,120	$28,143
Due after one year through five years	37,922	38,324
Due after five years through ten years	85,760	87,192
Due after ten years	25,191	23,628
	176,993	177,287
Mortgage-related securities-FNMA,FHLMC and GNMA	359,437	357,977
Total available-for-sale securities	$536,430	$535,264

Allowance for loan losses.  ASB must maintain an allowance for loan losses that is adequate to absorb estimated probable credit losses associated with its loan portfolio. The allowance for loan losses consists of an allocated portion, which estimates credit losses for specifically identified loans and pools of loans, and an unallocated portion.

The allowance for loan losses (balances and changes) and financing receivables were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Unallocated	Total
Three months ended September 30, 2013
Allowance for loan losses:
Beginning balance	$6,357	$4,117	$5,009	$2,187	$2,305	$14	$16,307	$2,399	$2,309	$41,004
Charge-offs	(106)	—	(44)	(3)	—	—	(305)	(407)	—	(865)
Recoveries	157	—	78	282	—	—	166	176	—	859
Provision	(604)	204	12	(361)	44	2	(361)	42	1,076	54
Ending balance	$5,804	$4,321	$5,055	$2,105	$2,349	$16	$15,807	$2,210	$3,385	$41,052
Three months ended September 30, 2012
Allowance for loan losses:
Beginning balance	$7,212	$2,078	$4,843	$3,340	$2,255	$3	$13,961	$3,797	$1,974	$39,463
Charge-offs	(964)	—	(363)	(1,093)	—	—	(1,130)	(601)	—	(4,151)
Recoveries	379	—	7	226	—	—	155	151	—	918
Provision	100	4	378	1,324	(324)	5	1,344	462	287	3,580
Ending balance	$6,727	$2,082	$4,865	$3,797	$1,931	$8	$14,330	$3,809	$2,261	$39,810
Nine months ended September 30, 2013
Allowance for loan losses:
Beginning balance	$6,068	$2,965	$4,493	$4,275	$2,023	$9	$15,931	$4,019	$2,202	$41,985
Charge-offs	(1,162)	—	(782)	(238)	—	—	(1,655)	(1,811)	—	(5,648)
Recoveries	1,382	—	334	782	—	—	778	486	—	3,762
Provision	(484)	1,356	1,010	(2,714)	326	7	753	(484)	1,183	953
Ending balance	$5,804	$4,321	$5,055	$2,105	$2,349	$16	$15,807	$2,210	$3,385	$41,052
Ending balance: individually evaluated for impairment	$944	$888	$—	$1,585	$—	$—	$2,679	$—	$—	$6,096
Ending balance: collectively evaluated for impairment	$4,860	$3,433	$5,055	$520	$2,349	$16	$13,128	$2,210	$3,385	$34,956
Financing Receivables:
Ending balance	$2,015,082	$405,037	$703,210	$18,400	$51,067	$10,460	$749,733	$102,400	$—	$4,055,389
Ending balance: individually evaluated for impairment	$22,123	$4,484	$960	$12,747	$—	$—	$22,777	$19	$—	$63,110
Ending balance: collectively evaluated for impairment	$1,992,959	$400,553	$702,250	$5,653	$51,067	$10,460	$726,956	$102,381	$—	$3,992,279
Nine months ended September 30, 2012
Allowance for loan losses:
Beginning balance	$6,500	$1,688	$4,354	$3,795	$1,888	$4	$14,867	$3,806	$1,004	$37,906
Charge-offs	(2,476)	—	(402)	(2,340)	—	—	(2,964)	(1,853)	—	(10,035)
Recoveries	974	—	95	471	—	—	511	384	—	2,435
Provision	1,729	394	818	1,871	43	4	1,916	1,472	1,257	9,504
Ending balance	$6,727	$2,082	$4,865	$3,797	$1,931	$8	$14,330	$3,809	$2,261	$39,810
Ending balance: individually evaluated for impairment	$324	$7	$313	$2,321	$—	$—	$1,656	$—	$—	$4,621
Ending balance: collectively evaluated for impairment	$6,403	$2,075	$4,552	$1,476	$1,931	$8	$12,674	$3,809	$2,261	$35,189
Financing Receivables:										0
Ending balance	$1,899,580	$367,765	$604,279	$29,280	$42,913	$5,648	$704,100	$104,338	$—	$3,757,903
Ending balance: individually evaluated for impairment	$26,912	$2,929	$1,913	$25,146	$—	$—	$17,956	$22	$—	$74,878
Ending balance: collectively evaluated for impairment	$1,872,668	$364,836	$602,366	$4,134	$42,913	$5,648	$686,144	$104,316	$—	$3,683,025
The reversal of provision for loan losses for the 1-4 family, residential land and commercial loan portfolios in the third quarter of 2013 was due to lower loss rates as a result of improving charge-off and credit trends, as well as declining balances in the higher risk purchased mortgage and land loan portfolios. The increase in the unallocated allowance for loan losses in the third quarter of 2013 was primarily due to uncertainty over the impact of the possible U.S. debt default and the federal government shutdown in the first half of October 2013 that could affect the credit quality of the loan portfolios as individuals and businesses struggling with loan payments are pushed into delinquency or default.

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

The credit risk profile by internally assigned grade for loans was as follows:

	September 30, 2013			December 31, 2012
(in thousands)	Commercial real estate	Commercial construction	Commercial	Commercial real estate	Commercial construction	Commercial
Grade:
Pass	$332,407	$51,067	$661,720	$314,182	$39,063	$638,854
Special mention	40,437	—	18,948	25,437	4,925	24,511
Substandard	28,403	—	65,571	29,308	—	53,538
Doubtful	3,790	—	3,494	6,750	—	4,446
Loss	—	—	—	—	—	—
Total	$405,037	$51,067	$749,733	$375,677	$43,988	$721,349

The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment> 90 days and accruing
September 30, 2013
Real estate loans:
Residential 1-4 family	$3,026	$1,599	$15,060	$19,685	$1,995,397	$2,015,082	$—
Commercial real estate	—	—	3,790	3,790	401,247	405,037	—
Home equity line of credit	658	373	880	1,911	701,299	703,210	—
Residential land	684	80	5,352	6,116	12,284	18,400	1,746
Commercial construction	—	—	—	—	51,067	51,067	—
Residential construction	—	—	—	—	10,460	10,460	—
Commercial loans	1,026	166	4,105	5,297	744,436	749,733	—
Consumer loans	420	212	182	814	101,586	102,400	—
Total loans	$5,814	$2,430	$29,369	$37,613	$4,017,776	$4,055,389	$1,746
December 31, 2012
Real estate loans:
Residential 1-4 family	$6,353	$1,741	$24,054	$32,148	$1,834,302	$1,866,450	$—
Commercial real estate	85	—	6,750	6,835	368,842	375,677	—
Home equity line of credit	1,077	142	1,319	2,538	627,637	630,175	—
Residential land	2,851	75	7,788	10,714	15,101	25,815	—
Commercial construction	—	—	—	—	43,988	43,988	—
Residential construction	—	—	—	—	6,171	6,171	—
Commercial loans	3,052	2,814	1,098	6,964	714,385	721,349	131
Consumer loans	598	348	424	1,370	119,861	121,231	242
Total loans	$14,016	$5,120	$41,433	$60,569	$3,730,287	$3,790,856	$373

The credit risk profile based on nonaccrual loans and accruing loans 90 days or more past due was as follows:

	September 30, 2013		December 31, 2012
(in thousands)	Nonaccrual loans	Accruing loans 90 days or more past due	Nonaccrual loans	Accruing loans 90 days or more past due
Real estate loans:
Residential 1-4 family	$18,908	$—	$26,721	$—
Commercial real estate	4,483	—	6,750	—
Home equity line of credit	1,948	—	2,349	—
Residential land	3,606	1,746	8,561	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial loans	21,308	—	20,222	131
Consumer loans	519	—	284	242
Total	$50,772	$1,746	$64,887	$373

The total carrying amount and the total unpaid principal balance of impaired loans, with and without recorded allowance for loan losses and combined, were as follows:

	September 30, 2013			Three months ended September 30, 2013		Nine months ended September 30, 2013
(in thousands)	Recorded investment	Unpaid principal balance	Related Allowance	Average recorded investment	Interest income recognized*	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate loans:
Residential 1-4 family	$10,121	$13,122	$—	$9,777	$62	$12,304	$294
Commercial real estate	—	—	—	—	—	1,069	—
Home equity line of credit	523	1,068	—	526	—	606	—
Residential land	5,734	6,712	—	6,095	216	7,477	435
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial loans	6,311	8,624	—	4,941	7	4,518	8
Consumer loans	19	19	—	20	—	20	—
	22,708	29,545	—	21,359	285	25,994	737
With an allowance recorded
Real estate loans:
Residential 1-4 family	7,147	7,167	943	7,155	83	6,411	259
Commercial real estate	4,484	4,536	888	4,028	—	6,157	151
Home equity line of credit	—	—	—	—	—	—	—
Residential land	6,101	6,228	1,585	6,105	102	7,123	304
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial loans	16,466	17,978	2,679	16,524	67	15,606	72
Consumer loans	—	—	—	—	—	—	—
	34,198	35,909	6,095	33,812	252	35,297	786
Total
Real estate loans:
Residential 1-4 family	17,268	20,289	943	16,932	145	18,715	553
Commercial real estate	4,484	4,536	888	4,028	—	7,226	151
Home equity line of credit	523	1,068	—	526	—	606	—
Residential land	11,835	12,940	1,585	12,200	318	14,600	739
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial loans	22,777	26,602	2,679	21,465	74	20,124	80
Consumer loans	19	19	—	20	—	20	—
	$56,906	$65,454	$6,095	$55,171	$537	$61,291	$1,523

	December 31, 2012			Year ended December 31, 2012
(in thousands)	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate loans:
Residential 1-4 family	$14,633	$20,247	$—	$16,688	$294
Commercial real estate	2,929	2,929	—	7,771	237
Home equity line of credit	581	1,374	—	632	1
Residential land	7,691	10,624	—	21,589	1,185
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial loans	4,265	6,994	—	24,605	986
Consumer loans	21	21	—	23	—
	30,120	42,189	—	71,308	2,703
With an allowance recorded
Real estate loans:
Residential 1-4 family	4,803	4,803	384	4,204	250
Commercial real estate	3,821	3,840	535	1,295	—
Home equity line of credit	—	—	—	26	—
Residential land	9,984	10,364	3,221	7,428	575
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial loans	16,033	16,912	2,659	8,429	23
Consumer loans	—	—	—	—	—
	34,641	35,919	6,799	21,382	848
Total
Real estate loans:
Residential 1-4 family	19,436	25,050	384	20,892	544
Commercial real estate	6,750	6,769	535	9,066	237
Home equity line of credit	581	1,374	—	658	1
Residential land	17,675	20,988	3,221	29,017	1,760
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial loans	20,298	23,906	2,659	33,034	1,009
Consumer loans	21	21	—	23	—
	$64,761	$78,108	$6,799	$92,690	$3,551

___________________________________________
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

All TDR loans are classified as impaired and are segregated and reviewed separately when assessing the adequacy of the allowance for loan losses based on the appropriate method of measuring impairment:  (1) present value of expected future cash flows discounted at the loan’s effective original contractual rate, (2) fair value of collateral less cost to sell, or (3) observable market price. The financial impact of the calculated impairment amount is an increase to the allowance associated with the modified loan. When available information confirms that specific loans or portions thereof are uncollectible (confirmed losses), these amounts are charged off against the allowance for loan losses.

Loan modifications that occurred were as follows for the indicated periods:

	Three months ended September 30, 2013			Nine months ended September 30, 2013
	Number of	Outstanding recorded investment		Number of	Outstanding recorded investment
(dollars in thousands)	contracts	Pre-modification	Post-modification	contracts	Pre-modification	Post-modification
Troubled debt restructurings
Real estate loans:
Residential 1-4 family	14	$2,864	$2,874	32	$8,631	$8,712
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	—	—	—	4	462	215
Residential land	9	2,943	2,943	16	4,983	4,974
Commercial loans	3	2,076	2,076	6	2,790	2,790
Consumer loans	—	—	—	—	—	—
	26	$7,883	$7,893	58	$16,866	$16,691

	Three months ended September 30, 2012			Nine months ended September 30, 2012
	Number of	Outstanding recorded investment		Number of	Outstanding recorded investment
(dollars in thousands)	contracts	Pre-modification	Post-modification	contracts	Pre-modification	Post-modification
Troubled debt restructurings
Real estate loans:
Residential 1-4 family	4	$1,415	$1,332	26	$5,884	$5,614
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Residential land	6	1,168	1,001	21	4,676	4,022
Commercial loans	4	517	517	18	2,546	2,546
Consumer loans	—	—	—	—	—	—
	14	$3,100	$2,850	65	$13,106	$12,182

Loans modified in TDRs that experienced a payment default of 90 days or more in 2013 and 2012, and for which the payment default occurred within one year of the modification, were as follows:

	Three months ended September 30, 2013		Nine months ended September 30, 2013
(dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate loans:
Residential 1-4 family	—	$—	—	$—
Commercial real estate	—	—	—	—
Home equity line of credit	1	67	1	67
Residential land	—	—	—	—
Commercial loans	3	669	3	669
Consumer loans	—	—	—	—
	4	$736	4	$736

	Three months ended September 30, 2012		Nine months ended September 30, 2012
(dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate loans:
Residential 1-4 family	—	$—	—	$—
Commercial real estate	—	—	—	—
Home equity line of credit	—	—	—	—
Residential land	—	—	—	—
Commercial loans	—	—	1	488
Consumer loans	—	—	—	—
	—	$—	1	$488

If loans modified in a TDR subsequently default, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been impaired or modified in TDRs totaled $0.3 million as of September 30, 2013.

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

5 · Retirement benefits

Defined benefit pension and other postretirement benefit plans information.  For the first nine months of 2013, the Company contributed $62 million (primarily by the Utilities) to its pension and other postretirement benefit plans, compared to $64 million (primarily by the Utilities) in the first nine months of 2012. The Company’s current estimate of contributions to its pension and other postretirement benefit plans in 2013 is $83 million ($81 million by the Utilities, $2 million by HEI and nil by ASB), compared to $78 million ($63 million by the Utilities, $2 million by HEI and $13 million by ASB) in 2012. In addition, the Company expects to pay directly $2 million ($1 million each by the Utilities and HEI) of benefits in 2013, compared to $1 million paid in 2012.

On July 6, 2012, President Obama signed the Moving Ahead for Progress in the 21st Century Act (MAP-21), which included provisions related to the funding and administration of pension plans. This law does not affect the Company’s accounting for pension benefits; therefore, the net periodic benefit costs disclosed for the plans were not affected. The Company elected to apply MAP-21 for 2012, which improved the plans’ Adjusted Funding Target Attainment Percentage (AFTAP) for funding and benefit distribution purposes and thereby reduced the 2012 minimum funding requirement and lifted the restrictions on accelerated distribution options (which restrictions were in effect from April 1, 2011 to September 30, 2012) for HEI and Hawaiian Electric and its subsidiaries. The effects of MAP-21 are expected to cause the minimum required funding under the Employee Retirement Income Security Act of 1974, as amended (ERISA) to be less than the net periodic cost for 2013 and 2014; therefore, to satisfy the requirements of the Utilities pension and other postretirement benefits (OPEB) tracking mechanisms, the Utilities expect to contribute the net periodic cost for these years.

The Pension Protection Act provides that if a pension plan’s funded status falls below certain levels, more conservative assumptions must be used to value obligations under the pension plan. The HEI Retirement Plan fell below these thresholds in 2011 and the minimum required contribution for 2012 incorporated the more conservative assumptions required. However, the HEI Retirement Plan met the threshold requirements in each of 2012 and 2013 so that the more conservative assumptions do not apply for either the 2013 or 2014 valuation of plan liabilities for purposes of calculating the minimum required contribution. Other factors could cause changes to the required contribution levels.

The components of net periodic benefit cost for consolidated HEI were as follows:

	Three months ended September 30				Nine months ended September 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$14,097	$10,816	$1,077	$1,054	$42,307	$32,404	$3,229	$3,158
Interest cost	16,187	16,868	1,891	2,252	48,600	50,612	5,677	6,756
Expected return on plan assets	(18,134)	(17,796)	(2,531)	(2,579)	(54,401)	(53,388)	(7,614)	(7,757)
Amortization of net transition obligation	—	1	—	—	—	1	—	—
Amortization of net prior service gain	(24)	(81)	(448)	(448)	(73)	(244)	(1,345)	(1,345)
Amortization of net actuarial loss	9,560	6,425	398	373	28,878	19,251	1,203	1,125
Net periodic benefit cost	21,686	16,233	387	652	65,311	48,636	1,150	1,937
Impact of PUC D&Os	(9,257)	(3,460)	(332)	(552)	(28,847)	(12,294)	(1,018)	(1,648)
Net periodic benefit cost (adjusted for impact of PUC D&Os)	$12,429	$12,773	$55	$100	$36,464	$36,342	$132	$289

Consolidated HEI recorded retirement benefits expense of $24 million and $27 million in the first nine months of 2013 and 2012, respectively, and charged the remaining amounts primarily to electric utility plant.

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

Defined contribution plans information.  For the first nine months of 2013 and 2012, the Company’s expense for its defined contribution pension plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan was $3.1 million and $2.7 million, respectively, and cash contributions were $3.7 million and $3.2 million, respectively.

6 · Share-based compensation

Under the 2010 Equity and Incentive Plan (EIP), HEI can issue shares of common stock as incentive compensation to selected employees in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares and other share-based and cash-based awards.

As of September 30, 2013, there were 3.6 million shares remaining available for future issuance under the EIP of which an estimated 2.6 million shares could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals under long-term incentive plans (based on the assumption that long-term incentive plan (LTIP) awards are achieved at maximum levels).

Under the 1987 Stock Option and Incentive Plan, as amended (SOIP), there are possible future issuances upon the exercise of outstanding stock appreciation rights (SARs) and dividend equivalents; however, based on the market price of shares on September 30, 2013, the SARS had no intrinsic value. As of May 11, 2010 (when the EIP became effective), no new awards may be granted under the SOIP. After the shares of common stock for the outstanding SOIP grants and awards are issued or such grants and awards expire, the remaining shares registered under the SOIP will be deregistered and delisted.

Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors. As of September 30, 2013, there were 202,460 shares remaining available for future issuance.

The Company’s share-based compensation expense and related income tax benefit were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2013	2012	2013	2012
Share-based compensation expense (1)	$2.5	$1.4	$6.0	$5.4
Income tax benefit	0.9	0.5	2.2	1.9
 ___________________________________________

(1)	The Company has not capitalized any share-based compensation cost.

Stock awards. On June 28, 2013 and June 29, 2012, HEI granted 33,184 shares and 29,448 shares, respectively, with a fair value of $0.8 million and $0.8 million and related tax benefits of $0.3 million and $0.3 million, respectively, to HEI nonemployee directors under the 2011 Director Plan. The number of shares issued to each HEI nonemployee director is determined based on the closing price of HEI Common Stock on grant date.

Nonqualified stock options.  As of December 31, 2012, nonqualified stock options (NQSOs) outstanding totaled 14,000 (representing the same number of underlying shares), with a weighted-average exercise price of $20.49. As of September 30, 2013, there were no NQSOs outstanding.

NQSO activity and statistics were as follows:

	Three months ended September 30		Nine months ended September 30
(dollars in thousands, except prices)	2013	2012	2013	2012
Shares exercised	—	8,000	14,000	41,500
Weighted-average exercise price	$—	$20.49	$20.49	$21.06
Cash received from exercise	$—	$164	$287	$874
Intrinsic value of shares exercised (1)	$—	$89	$128	$354
Tax benefit realized for the deduction of exercises	$—	$35	$50	$138

___________________________________________
(1)              Intrinsic value is the amount by which the fair market value of the underlying stock and the related dividend equivalents exceeds the exercise price of the option.

Stock appreciation rights.  Information about HEI’s SARs was as follows:

September 30, 2013		Outstanding & Exercisable (Vested)
Year of grant	Range of exercise prices	Number of shares underlying SARs	Weighted-average remaining contractual life	Weighted-average exercise price
2004	$26.02	62,000	0.6	$26.02
2005	26.18	102,000	1.5	26.18
	$26.02-26.18	164,000	1.2	$26.12

As of December 31, 2012, the shares underlying SARs outstanding totaled 164,000, with a weighted-average exercise price of $26.12. As of September 30, 2013, all SARs outstanding were exercisable and had no aggregate intrinsic value.

SARs activity and statistics were as follows:

	Three months ended September 30		Nine months ended September 30
(dollars in thousands, except prices)	2013	2012	2013	2012
Shares underlying SARS exercised	—	2,000	—	114,000
Weighted-average price of shares exercised	—	$26.18	—	$26.17
Intrinsic value of shares exercised (1)	—	$3	—	$197
Tax benefit realized for the deduction of exercises	—	$1	—	$77
 ___________________________________________

(1)	Intrinsic value is the amount by which the fair market value of the underlying stock and the related dividend equivalent rights exceeds the exercise price of the right.

Restricted shares and restricted stock awards.  Information about HEI’s grants of restricted shares and restricted stock awards was as follows:

	Three months ended September 30				Nine months ended September 30
	2013		2012		2013		2012
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	9,005	$22.21	14,807	$22.45	9,005	$22.21	46,807	$24.45
Granted	—	—	—	—	—	—	—	—
Vested	—	—	(1,000)	24.68	—	—	(33,000)	25.35
Forfeited	—	—	—	—	—	—	—	—
Outstanding, end of period	9,005	$22.21	13,807	$22.29	9,005	$22.21	13,807	$22.29
 ___________________________________________

(1)	Weighted-average grant-date fair value per share based on the closing or average price of HEI common stock on the date of grant.

As of September 30, 2013, there was $0.1 million of total unrecognized compensation cost related to nonvested restricted shares and restricted stock awards. The cost is expected to be recognized over a weighted-average period of 1.2 years.

For the first nine months of 2012, total restricted stock vested had a grant-date fair value of $0.8 million and the tax benefits realized for tax deductions related to restricted stock awards were $0.2 million.

Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended September 30				Nine months ended September 30
	2013		2012		2013		2012
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	300,313	$25.15	319,071	$22.81	315,094	$22.82	247,286	$21.80
Granted	4,000	26.48	—	—	111,231	26.88	94,846	26.00
Vested	(2,500)	22.31	(2,500)	22.31	(116,544)	20.39	(23,997)	24.69
Forfeited	(11,321)	25.88	(3,346)	24.63	(19,289)	25.62	(4,910)	24.92
Outstanding, end of period	290,492	$25.16	313,225	$22.80	290,492	$25.16	313,225	$22.80
	$ millions		$ millions		$ millions		$ millions
Total weighted-average grant-date fair value of shares granted	$0.1		$—		$3.0		$2.5
 ___________________________________________

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.

As of September 30, 2013, there was $4.2 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.5 years.

For the first nine months of 2013 and 2012, total restricted stock units that vested and related dividends had a grant-date fair value of $3.6 million and $0.7 million, respectively, and the related tax benefits were $1.0 million and $0.2 million, respectively.

LTIP payable in stock.  The 2011-2013 LTIP, 2012-2014 LTIP and the 2013-2015 LTIP provide for performance awards under the EIP of shares of HEI common stock based on the satisfaction of performance goals and service conditions. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made subject to the achievement of specified performance levels. The potential payout varies from 0% to 200% of the number of target shares depending on achievement of the goals. The LTIP performance goals for the LTIP periods include awards with a market goal based on total return to shareholders (TRS) of HEI stock as a percentile to the Edison Electric Institute Index over the applicable three-year period. In addition, the 2011-2013 LTIP, the 2012-2014 LTIP and the 2013-2015 LTIP have performance goals related to levels of HEI consolidated net income, HEI consolidated return on common equity (ROACE), Hawaiian Electric consolidated net income, Hawaiian Electric consolidated ROACE, ASB net income and ASB return on assets — all based on the applicable three-year averages.

LTIP linked to TRS.  Information about HEI’s LTIP grants linked to TRS was as follows:

	Three months ended September 30				Nine months ended September 30
	2013		2012		2013		2012
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	235,064	$32.87	239,407	$29.12	239,256	$29.12	197,385	$25.94
Granted	1,505	32.69	1,723	30.71	91,038	32.69	80,647	30.71
Vested (settled or lapsed)	—	—	—	—	(87,753)	22.45	(35,397)	14.85
Forfeited	(4,442)	32.40	(2,450)	31.09	(10,414)	32.72	(3,955)	30.82
Outstanding, end of period	232,127	$32.88	238,680	$29.11	232,127	$32.88	238,680	$29.11
	$ millions		$ millions		$ millions		$ millions
Total weighted-average grant-date fair value of shares granted	$—		$0.1		$3.0		$2.5

___________________________________________

(1)	Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.

The following table summarizes the assumptions used to determine the fair value of the LTIP awards linked to TRS and the resulting fair value of LTIP awards granted:

	2013	2012
Risk-free interest rate	0.38%	0.33%
Expected life in years	3	3
Expected volatility	19.4%	25.3%
Range of expected volatility for Peer Group	12.4% to 25.3%	15.5% to 34.5%
Grant date fair value (per share)	$32.69	$30.71

For the nine months ended September 30, 2013 and 2012, total vested LTIP awards linked to TRS and related dividends had a fair value of $2.2 million and $0.6 million, respectively, and the related tax benefits were $0.9 million and $0.2 million, respectively. Of the 87,753 shares vested and granted (at target level based on the satisfaction of TRS performance) for the 2010-2012 LTIP, the HEI Compensation Committee approved settlement of 70,205 shares of HEI common stock in February 2013 (17,548 of the vested shares lapsed).

As of September 30, 2013, there was $2.9 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TRS. The cost is expected to be recognized over a weighted-average period of 1.3 years.

LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended September 30				Nine months ended September 30
	2013		2012		2013		2012
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	304,473	$26.12	295,184	$23.95	247,175	$25.04	182,498	$22.63
Granted	1,504	27.11	4,148	27.30	120,399	26.89	122,852	26.05
Vested and settled	—	—	—	—	(18,280)	18.95	—	—
Cancelled	—	—	(17,911)	18.95	(37,346)	24.96	(17,911)	18.95
Forfeited	(4,881)	26.53	(3,676)	24.78	(10,852)	26.20	(9,694)	24.44
Outstanding, end of period	301,096	$26.12	277,745	$24.31	301,096	$26.12	277,745	$24.31
	$ millions		$ millions		$ millions		$ millions
Total weighted-average grant-date fair value of shares granted (at target performance levels)	$—		$0.1		$3.2		$3.2
 ___________________________________________

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.

For the nine months ended September 30, 2013, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $0.6 million and the related tax benefits were $0.2 million.

As of September 30, 2013, there was $3.7 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TRS. The cost is expected to be recognized over a weighted-average period of 1.4 years.

7 · Earnings per share and shareholders’ equity

Earnings per share.  Under the two-class method of computing earnings per share (EPS), EPS was comprised as follows for both participating securities and unrestricted common stock:

	Three months ended September 30			Nine months ended September 30
	2013		2012	2013		2012
	Basic	Diluted	Basic and diluted	Basic	Diluted	Basic and diluted
Distributed earnings	$0.31	0.31	$0.31	$0.93	$0.93	$0.93
Undistributed earnings	0.18	0.17	0.18	0.31	0.30	0.36
	$0.49	0.48	$0.49	$1.24	$1.23	$1.29

As of September 30, 2013, the antidilutive effects of SARs of 164,000 shares of HEI common stock for which the exercise prices were greater than the closing market price of HEI’s common stock were not included in the computation of dilutive EPS. As of September 30, 2012, there were no shares that were antidilutive.

Shareholders’ equity.

Equity forward transaction.  On March 19, 2013, HEI entered into an equity forward transaction in connection with a public offering on that date of 6.1 million shares of HEI common stock at $26.75 per share. On March 19, 2013, HEI common stock closed at $27.01 per share. On March 20, 2013, the underwriters exercised their over-allotment option in full and HEI entered into an equity forward transaction in connection with the resulting additional 0.9 million shares of HEI common stock.

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

The equity forward transactions had no initial fair value since they were entered into at the then market price of the common stock. HEI will not receive any proceeds from the sale of common stock until the equity forward transactions are settled, and at that time HEI will record the proceeds, if any, in equity. HEI concluded that the equity forward transactions were equity instruments based on the accounting guidance in ASC 480 and ASC 815 and that they qualified for an exception from derivative accounting under ASC 815 because the forward sale transactions were indexed to its own stock. HEI anticipates settling the equity forward transactions through physical settlement.

At September 30, 2013, the equity forward transactions could have been settled with physical delivery of the shares to the forward counterparty in exchange for cash of $175 million. At September 30, 2013, the equity forward transactions could also have been cash settled, with delivery of cash of approximately $6 million (which amount includes $7 million of underwriting discount) to the forward counterparty, or net share settled with delivery of approximately 212,000 shares of common stock to the forward counterparty.

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

For the nine months ended September 30, 2013, the equity forward transactions did not have a material dilutive effect on HEI’s earnings per share.

Accumulated other comprehensive income.  Reclassifications out of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	Amount reclassified from AOCI
	Three months ended September 30		Nine months ended September 30
(in thousands)	2013	2012	2013	2012	Affected line item in the Statement of Income
Net realized gains on securities	$—	$—	$(738)	$(81)	Revenues-bank (net gains on sales of securities)
Derivatives qualified as cash flow hedges
Interest rate contracts (settled in 2011)	59	59	177	177	Interest expense
Retirement benefit plan items
Amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost	5,789	3,826	17,490	11,467	See Note 5 for additional details
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets	(5,156)	(3,342)	(15,468)	(10,026)	See Note 5 for additional details
Total reclassifications	$692	$543	$1,461	$1,537

8 · Commitments and contingencies

See Note 4, “Bank subsidiary,” above and Note 5, “Commitments and contingencies,” of Hawaiian Electric’s “Notes to Consolidated Financial Statements,” below.

9 · Fair value measurements

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

Derivative financial instruments.  See “Fair value measurements on a recurring basis” below.

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

The estimated fair values of certain of the Company’s financial instruments were as follows:

	Carrying or notional	Estimated fair value
(in thousands)	amount	Level 1	Level 2	Level 3	Total
September 30, 2013
Financial assets
Money market funds	$10	$—	$10	$—	$10
Available-for-sale investment and mortgage-related securities	535,264	—	535,264	—	535,264
Investment in stock of Federal Home Loan Bank of Seattle	93,413	—	93,413	—	93,413
Loans receivable, net	4,010,961	—	—	4,149,137	4,149,137
Derivative assets	24,196	—	558	—	558
Financial liabilities					0
Deposit liabilities	4,310,842	—	4,313,560	—	4,313,560
Short-term borrowings—other than bank	131,341	—	131,341	—	131,341
Other bank borrowings	239,612	—	252,230	—	252,230
Long-term debt, net—other than bank	1,422,880	—	1,431,434	—	1,431,434
Derivative liabilities	22,185	202	73	—	275
December 31, 2012
Financial assets
Money market funds	$10	$—	$10	$—	$10
Available-for-sale investment and mortgage-related securities	671,358	—	671,358	—	671,358
Investment in stock of Federal Home Loan Bank of Seattle	96,022	—	96,022	—	96,022
Loans receivable, net	3,763,238	—	—	3,957,752	3,957,752
Financial liabilities					0
Deposit liabilities	4,229,916	—	4,235,527	—	4,235,527
Short-term borrowings—other than bank	83,693	—	83,693	—	83,693
Other bank borrowings	195,926	—	212,163	—	212,163
Long-term debt, net—other than bank	1,422,872	—	1,481,004	—	1,481,004

As of September 30, 2013 and December 31, 2012, loan commitments and unused lines and letters of credit issued by ASB had notional amounts of $1.6 billion and $1.5 billion, respectively, and their estimated fair value on such dates were $0.6 million and $1.2 million, respectively. As of September 30, 2013 and December 31, 2012, loans serviced by ASB for others had notional amounts of $1.4 billion and $1.3 billion, respectively, and the estimated fair value of the servicing rights for such loans was $16.6 million and $11.9 million, respectively.

Fair value measurements on a recurring basis.

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

Derivative financial instruments.  ASB enters into interest rate lock commitments (IRLC) for residential mortgage loans, which commit ASB to lend funds to a potential borrower at a specific interest rate and within a specified period of time. The estimated fair value of commitments to originate residential mortgage loans for sale is based on quoted prices for similar loans in active markets. IRLCs are classified as Level 2 measurements.

ASB utilizes forward commitments as economic hedges against potential changes in the values of the IRLCs and loans held for sale. To reduce the impact of price fluctuations of IRLC and mortgage loans held for sale, ASB will purchase to be announced (TBA) mortgage-backed securities forward commitments, mandatory and best effort commitments. These commitments help protect our loan sale profit margin from fluctuations in interest rates.  The changes in the fair value of these commitments are recognized as part of mortgage banking income on the consolidated statements of income. TBA forward commitments are classified as Level 1, and consist of publicly-traded debt securities for which identical fair values can be obtained through quoted market prices in active exchange markets. The fair values of ASB’s best efforts and mandatory delivery loan sale commitments are determined similarly to the IRLCs using quoted prices in the market place that are observable and are classified as Level 2 measurements.

Assets measured at fair value on a recurring basis were as follows:

	Fair value measurements using
	Quoted prices in active markets for identical assets	Significant otherobservable inputs	Significant unobservable inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
September 30, 2013
Money market funds (“other” segment)	$—	$10	$—
Available-for-sale securities (bank segment)
Mortgage-related securities-FNMA, FHLMC and GNMA	$—	$357,977	$—
Federal agency obligations	—	98,265	—
Municipal bonds	—	79,022	—
	$—	$535,264	$—
Derivative assets (1)
Interest rate lock commitments	$—	$556	$—
Forward commitments	—	2	—
	$—	$558	$—
Derivative liabilities (1) - Forward commitments	$202	$73	$—
December 31, 2012
Money market funds (“other” segment)	$—	$10	$—
Available-for-sale securities (bank segment)
Mortgage-related securities-FNMA, FHLMC and GNMA	$—	$417,383	$—
Federal agency obligations	—	171,491	—
Municipal bonds	—	82,484	—
	$—	$671,358	$—

___________________________________________
(1)  Derivatives are carried at fair value with changes in value reflected in the balance sheet in other assets or other liabilities and included in mortgage banking income.

Fair value measurements on a nonrecurring basis.  From time to time, the Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the writedowns of individual assets. ASB does not record loans at fair value on a recurring basis. However, from time to time, ASB records nonrecurring fair value adjustments based on the current appraised value of the collateral securing the loans or unobservable market assumptions. Unobservable assumptions reflect ASB’s own estimate of the fair value of collateral used in valuing the loan. ASB may also be required to measure goodwill at fair value on a nonrecurring basis. During the first nine months of 2013, it was not required that a measurement of the fair value of goodwill be calculated and goodwill was not measured at fair value.

Assets measured at fair value on a nonrecurring basis were as follows:

		Fair value measurements
(in millions)	Balance	Level 1	Level 2	Level 3
Loans
September 30, 2013	$5	$—	$—	$5
December 31, 2012	21	—	—	21
Real estate acquired in settlement of loans
September 30, 2013	$—	—	—	$—
December 31, 2012	3	—	—	3

At September 30, 2013 and 2012, there were no adjustments to fair value for ASB’s loans held for sale.

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

Commercial loans.  The fair value of ASB’s commercial loans that were written down due to impairment was determined based on the value placed on the assets of the business, and therefore, is classified as a Level 3 measurement.

Real estate acquired in settlement of loans.  The fair value of ASB’s real estate acquired in settlement of loans that were written down due to impairment was determined based on third party appraisals, which include the appraisers’ assumptions and judgment, and therefore, is classified as a Level 3 measurement.

For loans and real estate acquired in settlement of loans classified as Level 3 as of September 30, 2013, the significant unobservable inputs used in the fair value measurement were as follows:

	Fair value at			Significant unobservable input value (1)
($ in thousands)	September 30, 2013	Valuation technique	Significant unobservable input	Range	Weighted Average
Residential loans	$4,028	Fair value of property or collateral	Appraised value less 7% selling cost	44-96%	81%
Home equity lines of credit	172	Fair value of property or collateral	Appraised value less 7% selling cost	46-50%	50%
Commercial loans	759	Fair value of property or collateral	Fair value of business assets	31-91%	60%
Total loans	4,959
Real estate acquired in settlement of loans	192	Fair value of property or collateral	Appraised value less 7% selling cost	81-95%	90%
 (1) Represent percent of outstanding principal balance.

Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurement.

10 · Cash flows

Nine months ended September 30	2013	2012
(in millions)
Supplemental disclosures of cash flow information
Interest paid to non-affiliates	$62	$61
Income taxes paid	2	—
Supplemental disclosures of noncash activities
Common stock dividends reinvested in HEI common stock (1)	18	18
Increases in common stock related to director and officer compensatory plans	3	5
Additions to electric utility property, plant and equipment - Unpaid invoices and other	17	27
Real estate acquired in settlement of loans	4	7
Loans transferred from held-for-investment to held-for-sale	25	—
 ___________________________________________
(1)              The amounts shown represent common stock dividends reinvested in HEI common stock under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP) in noncash transactions.

11 · Recent accounting pronouncements

Obligations resulting from joint and several liability.  In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date,” which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance requires entities to measure these obligations as the sum of the amount the entity has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information. This guidance is effective for all fiscal years, and interim periods within those years, beginning after December 31, 2013.

The Company will retrospectively adopt ASU No. 2013-04 in the first quarter of 2014 and does not expect it to have a material impact on the Company’s results of operations, financial condition or liquidity.

Unrecognized tax benefit.  In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which clarifies that a liability for an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss tax benefit carryforward (or other tax benefit carrying forward), if the uncertain tax position could result in the reduction of such net operating loss (or other tax benefit) carryforward giving rise to the deferred tax asset. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

The Company will prospectively adopt ASU No. 2013-11 in the first quarter of 2014 and does not expect it to have a material impact on the Company’s results of operations, financial condition or liquidity.

12 · Credit agreement and long-term debt

Credit agreement.  HEI maintains an amended revolving non-collateralized credit agreement, which established a line of credit facility of $125 million, with a letter of credit sub-facility, expiring on December 5, 2016, with a syndicate of eight financial institutions. The credit facility will be maintained to support the issuance of commercial paper, but also may be drawn to repay HEI’s short-term and long-term indebtedness, to make investments in or loans to subsidiaries and for HEI’s working capital and general corporate purposes.

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

The Note Agreement, as modified by the First Supplement (which includes representations that supersede and supplement the representations in the Note Agreement), contains customary representations and warranties, affirmative and negative covenants, and events of default (the occurrence of which may result in some or all of the Notes then outstanding becoming immediately due and payable) and provisions requiring the maintenance by HEI of certain financial ratios generally consistent with those in HEI’s existing amended revolving non-collateralized credit agreement described above and in HEI’s Form 10-K for the year ended December 31, 2012. For example, under the Note Agreement, it is an event of default if HEI fails to maintain an unconsolidated “Capitalization Ratio” (funded debt) of 50% or less (actual ratio of 17% as of September 30, 2013, as calculated under the agreement) or “Consolidated Net Worth” of at least $975 million (actual Net Worth of $1.7 billion as of September 30, 2013, as calculated under the agreement).

The net proceeds from the issuance of the Notes were used by HEI to refinance $50 million of its unsecured, 5.25% Medium-Term Notes, Series D, which matured on March 7, 2013.

13 · Taxes

Out-of period income tax benefit. In the third quarter of 2013, the Company recorded a $3.1 million (including $2.7 million related to the Utilities) out-of-period income tax benefit, resulting primarily from the reversal of deferred tax liabilities due to errors in the amount of book over tax basis differences in plant and equipment. Management concluded that this out-of-period adjustment was not material to either the current or any prior period financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2013	2012	2013	2012
Operating revenues	$763,933	$799,203	$2,208,923	$2,334,826
Operating expenses
Fuel oil	283,360	327,173	877,738	986,076
Purchased power	194,861	186,699	526,669	539,840
Other operation	72,008	70,441	209,615	196,806
Maintenance	31,513	30,368	88,555	91,641
Depreciation	38,995	35,941	115,865	108,556
Taxes, other than income taxes	72,382	74,850	208,828	222,149
Income taxes	18,928	22,352	51,356	58,291
Total operating expenses	712,047	747,824	2,078,626	2,203,359
Operating income	51,886	51,379	130,297	131,467
Other income
Allowance for equity funds used during construction	1,255	1,611	4,030	5,548
Other, net	1,099	1,087	4,351	3,810
Income tax expense	(129)	(42)	(420)	(137)
Total other income	2,225	2,656	7,961	9,221
Interest and other charges
Interest on long-term debt	14,615	14,694	43,843	44,400
Amortization of net bond premium and expense	646	870	1,940	2,276
Other interest charges (credits)	1,033	286	1,666	(84)
Allowance for borrowed funds used during construction	(498)	(688)	(1,626)	(2,451)
Total interest and other charges	15,796	15,162	45,823	44,141
Net income	38,315	38,873	92,435	96,547
Preferred stock dividends of subsidiaries	228	228	686	686
Net income attributable to Hawaiian Electric	38,087	38,645	91,749	95,861
Preferred stock dividends of Hawaiian Electric	270	270	810	810
Net income for common stock	$37,817	$38,375	$90,939	$95,051

HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.

The accompanying notes for Hawaiian Electric are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2013	2012	2013	2012
Net income for common stock	$37,817	$38,375	$90,939	$95,051
Other comprehensive income, net of taxes:
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $3,295 and $2,178 for the three months ended September 30, 2013 and 2012 and $9,885 and $6,532 for the nine months ended September 30, 2013 and 2012, respectively	5,173	3,419	15,520	10,255
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $3,284 and $2,129 for the three months ended September 30, 2013 and 2012 and $9,852 and $6,386 for the nine months ended September 30, 2013 and 2012, respectively	(5,156)	(3,342)	(15,468)	(10,026)
Other comprehensive income, net of taxes	17	77	52	229
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$37,834	$38,452	$90,991	$95,280

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	September 30, 2013	December 31, 2012
Assets
Utility plant, at cost
Land	$51,834	$51,568
Plant and equipment	5,593,801	5,364,400
Less accumulated depreciation	(2,093,575)	(2,040,789)
Construction in progress	151,077	151,378
Net utility plant	3,703,137	3,526,557
Current assets
Cash and cash equivalents	25,185	17,159
Customer accounts receivable, net	187,704	210,779
Accrued unbilled revenues, net	139,901	134,298
Other accounts receivable, net	9,174	28,176
Fuel oil stock, at average cost	137,087	161,419
Materials and supplies, at average cost	59,434	51,085
Prepayments and other	45,376	32,865
Regulatory assets	45,723	51,267
Total current assets	649,584	687,048
Other long-term assets
Regulatory assets	844,696	813,329
Unamortized debt expense	9,674	10,554
Other	62,667	71,305
Total other long-term assets	917,037	895,188
Total assets	$5,269,758	$5,108,793
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 14,665,264 shares)	$97,788	$97,788
Premium on capital stock	468,045	468,045
Retained earnings	937,029	907,273
Accumulated other comprehensive loss, net of income tax benefits-retirement benefit plans	(918)	(970)
Common stock equity	1,501,944	1,472,136
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,147,880	1,147,872
Total capitalization	2,684,117	2,654,301
Commitments and contingencies (Note 5)
Current liabilities
Short-term borrowings from non-affiliates	73,246	—
Accounts payable	180,957	186,824
Interest and preferred dividends payable	22,397	21,092
Taxes accrued	233,453	251,066
Other	78,534	62,879
Total current liabilities	588,587	521,861
Deferred credits and other liabilities
Deferred income taxes	478,601	417,611
Regulatory liabilities	329,131	322,074
Unamortized tax credits	71,038	66,584
Defined benefit pension and other postretirement benefit plans liability	596,240	620,205
Other	96,128	100,637
Total deferred credits and other liabilities	1,571,138	1,527,111
Contributions in aid of construction	425,916	405,520
Total capitalization and liabilities	$5,269,758	$5,108,793
 The accompanying notes for Hawaiian Electric are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2012	14,665	$97,788	$468,045	$907,273	$(970)	$1,472,136
Net income for common stock	—	—	—	90,939	—	90,939
Other comprehensive income, net of taxes	—	—	—	—	52	52
Common stock dividends	—	—	—	(61,183)	—	(61,183)
Balance, September 30, 2013	14,665	$97,788	$468,045	$937,029	$(918)	$1,501,944
Balance, December 31, 2011	14,234	$94,911	$426,921	$881,041	$(32)	$1,402,841
Net income for common stock	—	—	—	95,051	—	95,051
Other comprehensive income, net of taxes	—	—	—	—	229	229
Common stock dividends	—	—	—	(54,783)	—	(54,783)
Balance, September 30, 2012	14,234	$94,911	$426,921	$921,309	$197	$1,443,338

The accompanying notes for Hawaiian Electric are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

Nine months ended September 30,	2013	2012
(in thousands)
Cash flows from operating activities
Net income	$92,435	$96,547
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	115,865	108,556
Other amortization	2,470	4,074
Change in deferred income taxes	48,014	82,717
Change in tax credits, net	4,510	3,642
Allowance for equity funds used during construction	(4,030)	(5,548)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	42,077	(36,907)
Decrease (increase) in accrued unbilled revenues	(5,603)	5,736
Decrease (increase) in fuel oil stock	24,332	(31,372)
Increase in materials and supplies	(8,349)	(7,305)
Increase in regulatory assets	(53,314)	(57,793)
Decrease in accounts payable	(22,974)	(3,481)
Decrease in prepaid and accrued income taxes and utility revenue taxes	(15,416)	(20,665)
Contributions to defined benefit pension and other postretirement benefit plans	(60,876)	(62,417)
Other increase in defined benefit pension and other postretirement benefit plans liability	62,364	49,861
Change in other assets and liabilities	(10,195)	(45,633)
Net cash provided by operating activities	211,310	80,012
Cash flows from investing activities
Capital expenditures	(237,869)	(220,970)
Contributions in aid of construction	23,633	33,106
Other	427	—
Net cash used in investing activities	(213,809)	(187,864)
Cash flows from financing activities
Common stock dividends	(61,183)	(54,783)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,496)	(1,496)
Proceeds from issuance of long-term debt	—	457,000
Repayment of long-term debt	—	(368,500)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	73,246	44,719
Other	(42)	(2,172)
Net cash provided by financing activities	10,525	74,768
Net increase (decrease) in cash and cash equivalents	8,026	(33,084)
Cash and cash equivalents, beginning of period	17,159	48,806
Cash and cash equivalents, end of period	$25,185	$15,722

The accompanying notes for Hawaiian Electric are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1 · Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto incorporated by reference in Hawaiian Electric’s Form 10-K for the year ended December 31, 2012 and the unaudited consolidated financial statements and the notes thereto in Hawaiian Electric’s Quarterly Reports on SEC Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

In the opinion of Hawaiian Electric’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to fairly state the financial position of Hawaiian Electric and its subsidiaries as of September 30, 2013 and December 31, 2012, the results of their operations for the three and nine months ended September 30, 2013 and 2012 and their cash flows for the nine months ended September 30, 2013 and 2012. All such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year. When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the current presentation.

2 · Unconsolidated variable interest entities

HECO Capital Trust III.  HECO Capital Trust III (Trust III) was created and exists for the exclusive purposes of (i) issuing in March 2004 2,000,000 6.50% Cumulative Quarterly Income Preferred Securities, Series 2004 (2004 Trust Preferred Securities) ($50 million aggregate liquidation preference) to the public and trust common securities ($1.5 million aggregate liquidation preference) to Hawaiian Electric, (ii) investing the proceeds of these trust securities in 2004 Debentures issued by Hawaiian Electric in the principal amount of $31.5 million and issued by Hawaii Electric Light Company, Inc. (Hawaii Electric Light) and Maui Electric Company, Limited (Maui Electric) each in the principal amount of $10 million, (iii) making distributions on these trust securities and (iv) engaging in only those other activities necessary or incidental thereto. The 2004 Trust Preferred Securities are mandatorily redeemable at the maturity of the underlying debt on March 18, 2034, which maturity may be extended to no later than March 18, 2053; and are currently redeemable at the issuer’s option without premium. The 2004 Debentures, together with the obligations of Hawaiian Electric, Hawaii Electric Light and Maui Electric under an expense agreement and Hawaiian Electric’s obligations under its trust guarantee and its guarantee of the obligations of Hawaii Electric Light and Maui Electric under their respective debentures, are the sole assets of Trust III. Taken together, Hawaiian Electric’s obligations under the Hawaiian Electric debentures, the Hawaiian Electric indenture, the subsidiary guarantees, the trust agreement, the expense agreement and trust guarantee provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of amounts due on the Trust Preferred Securities. Trust III has at all times been an unconsolidated subsidiary of Hawaiian Electric. Since Hawaiian Electric, as the common security holder, does not absorb the majority of the variability of Trust III, Hawaiian Electric is not the primary beneficiary and does not consolidate Trust III in accordance with accounting rules on the consolidation of variable interest entities (VIEs). Trust III’s balance sheets as of September 30, 2013 and December 31, 2012 each consisted of $51.5 million of 2004 Debentures; $50.0 million of 2004 Trust Preferred Securities; and $1.5 million of trust common securities. Trust III’s income statements for the nine months ended September 30, 2013 and 2012 each consisted of $2.5 million of interest income received from the 2004 Debentures, $2.4 million of distributions to holders of the Trust Preferred Securities, and $0.1 million of common dividends on the trust common securities to Hawaiian Electric. As long as the 2004 Trust Preferred Securities are outstanding, Hawaiian Electric is not entitled to receive any funds from Trust III other than pro-rata distributions, subject to certain subordination provisions, on the trust common securities. In the event of a default by Hawaiian Electric in the performance of its obligations under the 2004 Debentures or under its Guarantees, or in the event Hawaiian Electric, Hawaii Electric Light or Maui Electric elect to defer payment of interest on any of their respective 2004 Debentures, then Hawaiian Electric will be subject to a number of restrictions, including a prohibition on the payment of dividends on its common stock.

Power purchase agreements.  As of September 30, 2013, Hawaiian Electric and its subsidiaries had six PPAs for firm capacity and other PPAs with smaller independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or small power production facilities with a capacity of 100 kW or less who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs. Approximately 91% of the firm capacity is purchased from AES Hawaii, Inc. (AES Hawaii), Kalaeloa Partners, L.P. (Kalaeloa), Hamakua Energy Partners, L.P. (HEP) and HPOWER. Purchases from all IPPs were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2013	2012	2013	2012
AES Hawaii	$38	$38	$98	$109
Kalaeloa	80	78	223	230
HEP	15	19	36	48
HPOWER	17	18	44	48
Other IPPs	45	34	126	105
Total IPPs	$195	$187	$527	$540

Some of the IPPs provided sufficient information for Hawaiian Electric to determine that the IPP was not a VIE, or was either a “business” or “governmental organization,” and thus excluded from the scope of accounting standards for VIEs. A windfarm and Kalaeloa provided sufficient information, as required under their PPAs or amendments, such that Hawaiian Electric could determine that consolidation was not required. Management has concluded that the consolidation of some IPPs is not required as Hawaiian Electric and its subsidiaries do not have variable interests in the IPPs because the PPAs do not require them to absorb any variability of the IPPs.

An enterprise with an interest in a VIE or potential VIE created before December 31, 2003, and not thereafter materially modified, is not required to apply accounting standards for VIEs to that entity if the enterprise is unable to obtain the necessary information after making an exhaustive effort. Hawaiian Electric and its subsidiaries have made and continue to make exhaustive efforts to get the necessary information from two firm capacity producers and other small IPPs who entered into their PPAs prior to December 31, 2003 and have not provided such information, but have been unsuccessful to date as it was not a contractual requirement to provide such information prior to 2004. If the requested information is ultimately received from the remaining IPPs, a possible outcome of future analyses of such information is the consolidation of one or more of such IPPs. The consolidation of any significant IPP could have a material effect on the Company’s and Hawaiian Electric’s consolidated financial statements, including the recognition of a significant amount of assets and liabilities and the potential recognition of losses. If Hawaiian Electric and its subsidiaries determine they are required to consolidate the financial statements of such an IPP and the consolidation has a material effect, Hawaiian Electric and its subsidiaries would retrospectively apply accounting standards for VIEs.

Kalaeloa Partners, L.P.  In October 1988, Hawaiian Electric entered into a PPA with Kalaeloa, subsequently approved by the PUC, which provided that Hawaiian Electric would purchase 180MW of firm capacity for a period of 25 years beginning in May 1991. In October 2004, Hawaiian Electric and Kalaeloa entered into amendments to the PPA, subsequently approved by the PUC, which together effectively increased the firm capacity from 180MW to 208MW. The energy payments that Hawaiian Electric makes to Kalaeloa include: (1) a fuel component, with a fuel price adjustment based on the cost of low sulfur fuel oil, (2) a fuel additives cost component, and (3) a non-fuel component, with an adjustment based on changes in the Gross National Product Implicit Price Deflator. The capacity payments that Hawaiian Electric makes to Kalaeloa are fixed in accordance with the PPA. Kalaeloa also has a steam delivery cogeneration contract with another customer, the term of which coincides with the PPA. The facility has been certified by the Federal Energy Regulatory Commission as a Qualifying Facility under the Public Utility Regulatory Policies Act of 1978.

Pursuant to the current accounting standards for VIEs, Hawaiian Electric is deemed to have a variable interest in Kalaeloa by reason of the provisions of Hawaiian Electric’s PPA with Kalaeloa. However, management has concluded that Hawaiian Electric is not the primary beneficiary of Kalaeloa because Hawaiian Electric does not have the power to direct the activities that most significantly impact Kalaeloa’s economic performance nor the obligation to absorb Kalaeloa’s expected losses, if any, that could potentially be significant to Kalaeloa. Thus, Hawaiian Electric has not consolidated Kalaeloa in its consolidated financial statements. A significant factor affecting the level of expected losses Hawaiian Electric could potentially absorb is the fact that Hawaiian Electric’s exposure to fuel price variability is limited to the remaining term of the PPA as compared to the facility’s remaining useful life. Although Hawaiian Electric absorbs fuel price variability for the remaining term of the PPA, the PPA does not currently expose Hawaiian Electric to losses as the fuel and fuel related energy payments under the PPA have been approved by the PUC for recovery from customers through base electric rates and through Hawaiian Electric’s ECAC to the extent the fuel and fuel related energy payments are not included in base energy rates. As of September 30, 2013, Hawaiian Electric’s accounts payable to Kalaeloa amounted to $24 million.

3 · Taxes

Revenue taxes. Hawaiian Electric and its subsidiaries’ operating revenues include amounts for various Hawaii state revenue taxes. Revenue taxes are generally recorded as an expense in the period the related revenues are recognized. However, Hawaiian Electric and its subsidiaries’ revenue tax payments to the taxing authorities in the period are based on the prior year’s billed revenues (in the case of public service company taxes and PUC fees) or on the current year’s cash collections from electric sales (in the case of franchise taxes). For the nine months ended September 30, 2013 and 2012, Hawaiian Electric and its subsidiaries included approximately $198 million and $212 million, respectively, of revenue taxes in “operating revenues” and in “taxes, other than income taxes” expense.

Out-of-period income tax benefit. In the third quarter of 2013, the Utilities recorded a $2.7 million out-of-period income tax benefit, resulting from the reversal of deferred tax liabilities due to errors in the amount of book over tax basis differences in plant and equipment. Management concluded that this out-of-period adjustment was not material to either the current or any prior period financial statements.

Recent tax developments. In September 2013, the Internal Revenue Service (IRS) issued final regulations addressing the acquisition, production and improvement of tangible property, which are effective January 1, 2014. Management is currently evaluating the impact of these new regulations, but does not expect a material impact on the Utilities since specific guidance on network (i.e., transmission and distribution) assets and generation property has already been received. The IRS also proposed regulations addressing the disposition of property.

The Utilities adopted the safe harbor guidelines with respect to network assets in 2011 and the IRS recently released a revenue procedure relating to deductions for repairs of generation property, which provides some guidance (that is elective) for taxpayers that own steam or electric generation property. This guidance defines the relevant components of generation property to be used in determining whether such component expenditures should be deducted as repairs or capitalized and depreciated by taxpayers. The revenue procedure also provides an extrapolation methodology that could be used by taxpayers in determining deductions for prior years’ repairs without going back to the specific documentation of those years. The guidance does not provide specific methods for determining the repairs amount. Management is evaluating the costs and benefits of adopting this guidance, in order to determine whether and when an election should be made.

4 · Retirement benefits

Defined benefit pension and other postretirement benefit plans information.  For the first nine months of 2013, Hawaiian Electric and its subsidiaries contributed $61 million to their pension and other postretirement benefit plans, compared to $62 million in the first nine months of 2012. Hawaiian Electric and its subsidiaries’ current estimate of contributions to their pension and other postretirement benefit plans in 2013 is $81 million, compared to $63 million in 2012. In addition, Hawaiian Electric and its subsidiaries expect to pay directly $1.0 million of benefits in 2013, compared to $0.5 million paid in 2012.

On July 6, 2012, President Obama signed the MAP-21, which included provisions related to the funding and administration of pension plans. This law does not affect the Utilities’ accounting for pension benefits; therefore, the net periodic benefit costs disclosed for the plans were not affected. The Utilities elected to apply MAP-21 for 2012, which improved the plan’s AFTAP for funding and benefit distribution purposes and thereby reduced the 2012 minimum funding requirement and lifted the restrictions on accelerated distribution options (which restrictions were in effect from April 1, 2011 to September 30, 2012) for Hawaiian Electric and its subsidiaries. The effects of MAP-21 are expected to cause the minimum required funding under ERISA to be less than the net periodic cost for 2013 and 2014; therefore, to satisfy the requirements of the pension and OPEB tracking mechanisms, the Utilities expect to contribute the net periodic cost for these years.

The Pension Protection Act provides that if a pension plan’s funded status falls below certain levels, more conservative assumptions must be used to value obligations under the pension plan. The HEI Retirement Plan fell below these thresholds in 2011 and the minimum required contribution for 2012 incorporated the more conservative assumptions required. However, the HEI Retirement Plan met the threshold requirements in each of 2012 and 2013 so that the more conservative assumptions do not apply for either the 2013 or 2014 valuation of plan liabilities for purposes of calculating the minimum required contribution. Other factors could cause changes to the required contribution levels.

The components of net periodic benefit cost for the Utilities were as follows:

	Three months ended September 30				Nine months ended September 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$13,620	$10,400	$1,041	$1,003	$40,861	$31,202	$3,122	$3,010
Interest cost	14,780	15,364	1,822	2,175	44,339	46,090	5,466	6,527
Expected return on plan assets	(16,138)	(16,001)	(2,502)	(2,548)	(48,413)	(48,003)	(7,502)	(7,646)
Amortization of net transition obligation	—	—	—	(2)	—	—	—	(6)
Amortization of net prior service gain	(116)	(173)	(451)	(450)	(348)	(517)	(1,353)	(1,352)
Amortization of net actuarial loss	8,649	5,857	387	363	25,948	17,571	1,159	1,091
Net periodic benefit cost	20,795	15,447	297	541	62,387	46,343	892	1,624
Impact of PUC D&Os	(9,257)	(3,460)	(332)	(552)	(28,847)	(12,294)	(1,018)	(1,648)
Net periodic benefit cost (adjusted for impact of PUC D&Os)	$11,538	$11,987	$(35)	$(11)	$33,540	$34,049	$(126)	$(24)

Hawaiian Electric and its subsidiaries recorded retirement benefits expense of $21 million and $24 million in the first nine months of 2013 and 2012, respectively. The electric utilities charged a portion of the net periodic benefit cost to electric utility plant.

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

Accumulated other comprehensive income.  Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI
	Three months ended September 30		Nine months ended September 30
(in thousands)	2013	2012	2013	2012
Retirement benefit plan items
Amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost	$5,173	$3,419	$15,520	$10,255	See above
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets	(5,156)	(3,342)	(15,468)	(10,026)	See above
Total reclassifications	$17	$77	$52	$229

Defined contribution plan information.  For the first nine months of 2013 and 2012, the Utilities’ expense for its defined contribution pension plan was $0.4 million and 0.2 million, respectively.

5 · Commitments and contingencies

Utility projects.  Many public utility projects require PUC approval and various permits from other governmental agencies. Difficulties in obtaining, or the inability to obtain, the necessary approvals or permits can result in significantly increased project costs or even cancellation of projects. Further, completion of projects is subject to various risks, such as problems or disputes with vendors. In the event a project does not proceed, or if it becomes probable the PUC will disallow cost recovery for all or part of a project, project costs may need to be written off in amounts that could result in significant reductions in Hawaiian Electric’s consolidated net income.

In May 2011, the PUC ordered independently conducted regulatory audits on the reasonableness of costs incurred for Hawaiian Electric’s East Oahu Transmission Project (EOTP), Campbell Industrial Park (CIP) combustion turbine No. 1 (CT-1) project, and Customer Information System (CIS) project. However, in March 2012, the PUC eliminated the requirement for a regulatory audit for the EOTP Phase I in connection with an approved settlement of the EOTP Phase I project cost issues and, in March 2013, the PUC eliminated the requirement for an audit of the CIP CT-1 and CIS project costs as described below.

On January 28, 2013, Hawaiian Electric and its subsidiaries and the Consumer Advocate, signed a settlement agreement (2013 Agreement), subject to PUC approval, to write-off $40 million of costs in lieu of conducting the regulatory audits of the CIP CT-1 project and the CIS project. Based on the 2013 Agreement, as of December 31, 2012, the Utilities recorded an after-tax charge to net income of approximately $24 million—$17.1 million for Hawaiian Electric, $3.4 million for Hawaii Electric Light, and $3.2 million for Maui Electric. The remaining recoverable costs of $52 million were included in rate base as of December 31, 2012.

As part of the 2013 Agreement, Hawaii Electric Light would withdraw its 2013 test year rate case, and delay filing a new rate case until a 2016 test year. Additionally, Hawaiian Electric would delay the filing of its scheduled 2014 test year rate case to no earlier than January 2, 2014. For both utilities, the existing terms of the last rate case decisions would continue. Hawaiian Electric would also be allowed to record Revenue Adjustment Mechanism (RAM) revenues starting on January 1 of 2014, 2015 and 2016. The cash collection of RAM revenues would remain unchanged, starting June 1 of each year through May 31 of the following year.

On March 19, 2013, the PUC issued a decision and order (2013 D&O) approving the 2013 Agreement, with the following clarifications, none of which changed the financial impact recorded as of December 31, 2012: (1) the PUC reiterated its authority to examine and ascertain what post go-live CIS costs would be subject to regulatory review in future rate cases; (2) the PUC discouraged requesting single issue cost deferral accounting and/or cost recovery mechanisms during the period of rate case deferral by Hawaiian Electric and Hawaii Electric Light; (3) the PUC approved the agreed-upon recovery of CIP CT-1 and CIS project costs through the RAM, as set forth in the 2013 Agreement, however not setting a precedent for future projects; and (4) the PUC reaffirmed its right to rule on the substance of the Maui Electric 2012 test year rate case in its ongoing rate case proceeding. On May 31, 2013, the PUC issued a final D&O in the Maui Electric 2012 test year rate case. See “Maui Electric 2012 test year rate case” below.

Renewable energy projects.  Hawaiian Electric and its subsidiaries are committed to achieving or exceeding the State’s Renewable Portfolio Standard (RPS) goal of 40% renewable energy by 2030 and to meeting their commitments relating to decreasing the State’s dependence on imported fossil fuels under their 2008 Energy Agreement with the Governor, the State Department of Business, Economic Development and Tourism and the Consumer Advocate (Energy Agreement). The Utilities continue to evaluate and pursue opportunities with developers of proposed projects to integrate power into its grid from a variety of renewable energy sources, including solar, biomass, wind, ocean thermal energy conversion, wave, geothermal and others. In December 2009, the PUC allowed Hawaiian Electric to defer the costs of studies for the large wind project for later review of prudence and reasonableness. In April 2013, the PUC approved the recovery of $3.9 million in costs for stage 1 studies for the large wind project over a three-year period, with carrying costs to be accrued over the recovery period at the rate of 1.75% per annum, through the Renewable Energy Infrastructure Program (REIP) Surcharge.

In November 2011, Hawaiian Electric and Maui Electric filed their application to seek PUC approval to defer for later recovery approximately $555,000 (split evenly between Hawaiian Electric and Maui Electric) also through the REIP surcharge for additional studies to determine the value proposition of interconnecting the islands of Oahu and of Maui County (Maui, Lanai, and Molokai) and if doing so would be operationally beneficial and cost-effective. In August 2012, the PUC allowed Hawaiian Electric and Maui Electric to defer the outside service costs for the additional studies for later review of prudence and reasonableness. The specific amount to be recovered, as well as the recovery mechanism and the terms of the recovery mechanism, were to be determined at a later date.

A revised draft Request for Proposals (RFP) for 200 MW or more of renewable energy to be delivered to Oahu from any of the Hawaiian Islands was posted on Hawaiian Electric’s website prior to the issuance of a proposed final RFP. In February 2012, the PUC granted Hawaiian Electric’s request for deferred accounting treatment for the inter-island project support costs. The amount of the deferred costs was limited to $5.89 million. On July 11, 2013, the PUC issued orders related to the 200 MW RFP. First, it issued an order that Hawaiian Electric shall amend its current draft of the Oahu 200 MW RFP to remove references to the Lanai Wind Project, eliminate solicitations for an undersea transmission cable, and amend the draft RFP to reflect other guidance provided in the order. Second, it initiated an investigative proceeding to review the progress of the Lanai Wind Project stating that there was an uncertainty whether the project developer retained an equivalent ability to develop the project as when it submitted its bid in 2008 and its term sheet in 2011. The PUC also stated that it will review the PPA (if one is completed) and, as part of that process, determine whether the Lanai Wind Project should be developed taking into account potential as-available renewable energy projects and grid infrastructure options. The PUC stated it intends to evaluate the project as a combined resources proposal (i.e., wind project and generation tie transmission cable between the islands of Oahu and Lanai). Third, it initiated a proceeding to solicit information and evaluate whether an interisland grid interconnection transmission system between the islands of Oahu and Maui is in the public interest, given the potential for large-scale wind and solar projects on Maui.

In May 2012, the PUC instituted a proceeding for a competitive bidding process for up to 50 MW of firm renewable geothermal dispatchable energy (Geothermal RFP) on the island of Hawaii, and in July 2012, Hawaii Electric Light filed an application to defer 2012 costs related to the Geothermal RFP. In February 2013, Hawaii Electric Light issued the Final Geothermal RFP. Six bids were received in April 2013 and are being evaluated.

In June 2013, Hawaiian Electric filed an application to seek PUC approval of Waivers from the Framework for Competitive Bidding for five projects (4 photovoltaic and 1 wind) selected as part of Hawaiian Electric’s “Invitation for Low Cost Renewable Energy Projects on Oahu through Request for Waiver from Competitive Bidding. ” In November 2013, Hawaiian Electric filed a second waiver application requesting the PUC approval for six additional projects (6 photovoltaic) selected as part of Hawaiian Electric pricing refresh opportunity provided to developers that originally submitted proposals in response to the “Invitation for Low Cost Renewable Energy Projects on Oahu through Request for Waiver from Competitive Bidding.” In November 2013, Hawaiian Electric notified the PUC that two of the projects in the first application asked that their proposals be withdrawn.

Environmental regulation.  Hawaiian Electric and its subsidiaries are subject to environmental laws and regulations that regulate the operation of existing facilities, the construction and operation of new facilities and the proper cleanup and disposal of hazardous waste and toxic substances. In recent years, legislative, regulatory and governmental activities related to the environment, including proposals and rulemaking under the Clean Air Act (CAA) and Clean Water Act (CWA), have increased significantly and management anticipates that such activity will continue.

On April 20, 2011, the Federal Register published the federal Environmental Protection Agency’s (EPA’s) proposed regulations required by section 316(b) of the CWA designed to protect aquatic organisms from adverse impacts associated with existing power plant cooling water intake structures. The proposed regulations would apply to the cooling water systems for the steam generating units at Hawaiian Electric’s power plants on the island of Oahu. If adopted as proposed, management believes the proposed regulations would require significant capital and annual other operation and maintenance (O&M) expenditures. On June 11, 2012, the EPA published additional information on the section 316(b) rule making that indicates that the EPA is considering establishing lower cost compliance alternatives in the final rule. The EPA has delayed issuance of the final section 316(b) rule until November 2013.

On February 16, 2012, the Federal Register published the EPA’s final rule establishing the EPA’s National Emission Standards for Hazardous Air Pollutants for fossil fuel-fired steam electrical generating units (EGUs). The final rule, known as the Mercury and Air Toxics Standards (MATS), applies to the 14 EGUs at Hawaiian Electric’s power plants. MATS establishes the Maximum Achievable Control Technology standards for the control of hazardous air pollutants emissions from new and existing EGUs. Based on a review of the final rule and the benefits and costs of alternative compliance strategies, Hawaiian Electric has selected a MATS compliance strategy based on switching to lower emission fuels. The use of lower emission fuels will provide for MATS compliance at lower overall costs and avoid the reduction in operational flexibility imposed by emissions control equipment. As provided in the MATS regulations, Hawaiian Electric will be requesting a one-year extension resulting in a MATS compliance date of April 16, 2016. Hawaiian Electric also has pending with the EPA a Petition for Reconsideration and Stay dated April 16, 2012, and a Request for Expedited Consideration dated August 14, 2013. The submittals ask the EPA to revise an emissions standard for non-continental oil-fired EGUs on the grounds that the promulgated standard was incorrectly derived. The Petition and Request submittals to the EPA included additional data to demonstrate that the existing standard is erroneous. Hawaiian Electric has been in contact with the EPA regarding the status of its Petition and does not expect a decision before mid-2014. On February 6, 2013, the EPA issued a guidance document titled “Next Steps for

Area Designations and Implementation of the Sulfur Dioxide National Ambient Air Quality Standard,” which outlines a process that will provide the states additional flexibility and time for their development of one-hour sulfur dioxide NAAQS implementation plans. Hawaiian Electric will work with the DOH and the EPA in the rulemaking process for these implementation plans to ensure development of cost-effective strategies for NAAQS compliance. Based on the February 6, 2013 EPA guidance document, current estimates of the compliance date for the one-hour sulfur dioxide NAAQS is in the 2022 or later timeframe.

Depending upon the final outcome of the CWA 316(b) regulations, the specific measures required for MATS compliance, and the rules and guidance developed for implementation of more stringent National Ambient Air Quality Standards, Hawaiian Electric and its subsidiaries may be required to incur material capital expenditures and other compliance costs, but such amounts are not determinable at this time. Additionally, the combined effects of these regulatory initiatives may result in a decision to retire or deactivate certain generating units earlier than anticipated.

Hawaiian Electric, Hawaii Electric Light and Maui Electric, like other utilities, periodically experience petroleum or other chemical releases into the environment associated with current operations and report and take action on these releases when and as required by applicable law and regulations. Hawaiian Electric and its subsidiaries believe the costs of responding to such releases identified to date will not have a material adverse effect, individually or in the aggregate, on Hawaiian Electric’s consolidated results of operations, financial condition or liquidity.

Potential Clean Air Act Enforcement.  On July 1, 2013, Hawaii Electric Light and Maui Electric received a letter from the U.S. Department of Justice (DOJ) asserting potential violations of the Prevention of Significant Deterioration (PSD) and Title V requirements of the Clean Air Act involving the Hill and Kahului Power Plants. The EPA referred the matter to the DOJ for enforcement based on Hawaii Electric Light’s and Maui Electric’s responses to information requests in 2010 and 2012. The letter expresses an interest in resolving the matter without the issuance of a notice of violation, and invites Hawaii Electric Light and Maui Electric to engage in settlement negotiations. Hawaii Electric Light and Maui Electric are in contact with the DOJ to seek additional information and to make arrangements for settlement discussions. Hawaii Electric Light and Maui Electric cannot currently estimate the amount or effect of a settlement, if any. Hawaii Electric Light and Maui Electric continue to investigate the potential bases for the DOJ’s claims, and have not yet identified at this time any projects or work relating to the information requests that may have been noncompliant with PSD or Title V requirements.

Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired by merger Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The EPA has since performed Brownfield assessments of the Site that identified environmental impacts in the subsurface. Although Maui Electric never operated at the Site and operations there had stopped four years before the merger, in discussions with the EPA and the DOH, Maui Electric agreed to undertake additional investigations at the Site and an adjacent parcel that Molokai Electric Company had used for equipment storage (the Adjacent Parcel) to determine the extent of impacts of subsurface contaminants. A 2011 assessment by a Maui Electric contractor of the Adjacent Parcel identified environmental impacts, including elevated polychlorinated biphenyls (PCBs) in the subsurface soils. In cooperation with the DOH and EPA, Maui Electric is further investigating the Site and the Adjacent Parcel to determine the extent of impacts of PCBs, fuel oils, and other subsurface contaminants. In March 2012, Maui Electric accrued an additional $3.1 million (reserve balance of $3.6 million as of September 30, 2013) for the additional investigation and estimated cleanup costs at the Site and the Adjacent Parcel; however, final costs of remediation will depend on the results of continued investigation. Maui Electric received DOH comments on a revised draft site investigation plan for site characterization in October 2013 and will revise the plan accordingly.

Global climate change and greenhouse gas emissions reduction.  National and international concern about climate change and the contribution of GHG emissions (including carbon dioxide emissions from the combustion of fossil fuels) to global warming have led to action by the State and to federal legislative and regulatory proposals to reduce GHG emissions.

In July 2007, Act 234, which requires a statewide reduction of GHG emissions by January 1, 2020 to levels at or below the statewide GHG emission levels in 1990, became law in Hawaii. The electric utilities participated in a Task Force established under Act 234, which was charged with developing a work plan and regulatory approach to reduce GHG emissions, as well as in initiatives aimed at reducing their GHG emissions, such as those being implemented under the Energy Agreement. On October 19, 2012, the DOH posted the proposed regulations required by Act 234 for public hearing and comment. In general, the proposed regulations would require affected sources that have the potential to emit GHGs in excess of established thresholds to reduce GHG emissions by 25% below 2010 emission levels by 2020. The proposed regulations also assess affected sources an annual fee based on tons per year of GHG emissions, beginning with emissions in calendar year 2012. The proposed DOH GHG rule also tracks the federal “Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule” (GHG Tailoring Rule, see below) and would create new thresholds for GHG emissions from new and existing stationary source facilities. Hawaiian Electric submitted comments on the proposed regulations in January 2013. In October 2013, the DOH announced that it intends to issue a final rule that would change the required emission reduction from 25% to 16% and delay the accrual of GHG emissions fees until after the rule is promulgated, among other changes, but the final rule has not yet been formally approved or released. Hawaiian Electric continues to monitor this rulemaking proceeding and will participate in the further development of the regulations.

Several approaches (e.g., “cap and trade”) to GHG emission reduction have been either introduced or discussed in the U.S. Congress; however, no federal legislation has yet been enacted.

On September 22, 2009, the EPA issued its Final Mandatory Reporting of Greenhouse Gases Rule, which requires that sources emitting GHGs above certain threshold levels monitor and report GHG emissions. The Utilities have submitted the required reports for 2010, 2011 and 2012 to the EPA. In December 2009, the EPA made the finding that motor vehicle GHG emissions endanger public health or welfare. Since then, the EPA has also issued rules that begin to address GHG emissions from stationary sources, like the Utilities’ EGUs.

In June 2010, the EPA issued its GHG Tailoring Rule. Effective January 2, 2011, under the Prevention of Significant Deterioration program, permitting of new or modified stationary sources that have the potential to emit GHGs in greater quantities than the thresholds in the GHG Tailoring Rule will entail GHG emissions evaluation, analysis and, potentially, control requirements. On March 27, 2012, the Federal Register published the EPA’s proposed New Source Performance Standard regulating carbon dioxide emissions from affected new fossil fuel-fired generating units. On June 25, 2013, President Obama directed the EPA Administrator to issue a new proposal no later than September 20, 2013. In addition, the President directed the Administrator to issue proposed standards, regulations, or guidelines for GHG emissions from existing power plants by no later than June 1, 2014, and final standards no later than June 1, 2015. On September 20, 2013, the EPA issued a pre-publication version of its new proposal for New Source Performance Standards for GHG from new generating units. This proposed rule on GHG from new EGUs does not apply to oil-fired combustion turbines or diesel engine generators, and is not otherwise expected to have significant impacts on the Utilities. Hawaiian Electric will participate in the federal GHG rulemaking process and support these exclusions for both new and existing sources. The Utilities will continue to evaluate the impact of proposed GHG rules and regulations as they develop. Final regulations may impose significant compliance costs, and may require reductions in fossil fuel use and the addition of renewable energy resources in excess of the RPS law.

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

Hawaiian Electric and its subsidiaries have taken, and continue to identify opportunities to take, direct action to reduce GHG emissions from their operations, including, but not limited to, supporting DSM programs that foster energy efficiency, using renewable resources for energy production and purchasing power from IPPs generated by renewable resources, burning renewable biodiesel in Hawaiian Electric’s CIP CT-1, using biodiesel for startup and shutdown of selected Maui Electric generating units, and testing biofuel blends in other Hawaiian Electric and Maui Electric generating units. The Utilities are also working with the State of Hawaii and other entities to pursue the use of liquefied natural gas as a cleaner and lower cost fuel to replace, at least in part, the petroleum oil that would otherwise be used. Management is unable to evaluate the ultimate impact on the Utilities’ operations of eventual comprehensive GHG regulation. However, management believes that the various initiatives it is undertaking will provide a sound basis for managing the electric utilities’ carbon footprint and meeting GHG reduction goals that will ultimately emerge.

Maui Electric 2012 test year rate case.  On May 31, 2013, the PUC issued a final D&O in the Maui Electric 2012 test year rate case. Final rates became effective August 1, 2013. The final D&O approved an increase in annual revenues of $5.3 million, which is $7.8 million less than the interim increase that had been in effect since June 1, 2012. Reductions from the interim D&O relate primarily to:

(in millions)
Lower ROACE	$4.0
Customer Information System expenses	0.3
Pension and OPEB expense based on 3-year average	1.5
Integrated resource planning expenses	0.9
Operational and Renewable Energy Integration study costs	1.1
Total adjustment	$7.8

According to the PUC, the reduction in the allowed ROACE from the stipulated 10% to the final approved 9% is composed of 0.5% allocation due to updated economic and financial market conditions manifested in lower interest rates in the 2012 test year and 0.5% for system inefficiencies reflected in over curtailment of renewable energy produced by independent power producers.

The PUC found that the record did not sufficiently support the normalization of 2013 and 2014 Customer Information System costs into the 2012 test year and ordered a downward adjustment to remove these costs from the test year.

The reduction in the pension and OPEB expense is due to applying a 3-year average in the calculation of pension costs for the purpose of the 2012 test year. This is not a PUC decision to change the pension and OPEB tracking mechanisms, although the PUC emphasizes the need to evaluate alternatives to decrease or limit the growth in employee benefits costs.

The PUC removed integrated resource planning (IRP) expenses from the test year as it could not determine whether these expenses have been reasonably incurred for the 2012 test year as required by the PUC’s IRP Framework and stated that it will determine the appropriate level and method of cost recovery for Maui Electric’s IRP expenses in the pending IRP proceeding.

The PUC reduced operational and renewable energy integration study costs because of the uncertainty regarding the scope of work and actual costs of these studies.

The PUC also continued Maui Electric’s existing energy cost adjustment clause (ECAC) and power purchase adjustment clause (PPAC) design. The PUC stated that it will consider Hawaiian Electric, Hawaii Electric Light and Maui Electric’s future actions to reduce fuel costs and increase use of renewable energy as it continues to review the design of the ECAC in the future.

On June 12, 2013, Maui Electric filed a motion for partial reconsideration and partial clarification of the final D&O in the Maui Electric 2012 test year rate case. The motion primarily requested reconsideration of the findings and conclusions concerning Maui Electric’s 9% ROACE for the test year and also addressed other matters identified in the D&O, including treatment of IRP costs pending PUC determinations on such costs in a separate IRP proceeding. Maui Electric requested a panel evidentiary hearing on ROACE, curtailment and technical studies, and pension expense. Maui Electric also requested to partially stay the implementation of the final D&O, pending the presentation at the evidentiary hearing on its motion for partial reconsideration of the final D&O related to the ROACE reduction from 10.0% to 9.0% and the PUC’s final decision following the hearing. On July 2, 2013, the PUC issued an order denying Maui Electric’s requests for an evidentiary hearing and for partial reconsideration, and dismissed Maui Electric’s motion for partial stay. The order granted Maui Electric’s motion for partial clarification to allow Maui Electric to defer IRP costs incurred since June 2012, which through September 30, 2013 totaled approximately $0.8 million, until the level of costs are determined and a method of recovery is decided in the IRP proceeding.

Since the final rate increase was lower than the interim increase previously in effect, Maui Electric recorded a charge, net of revenue taxes, of $7.6 million in the second quarter and refunded to customers approximately $9.7 million (which includes interest accrued since June 1, 2012) between September 2013 and early November 2013. As a result of the D&O, in the second quarter of 2013 Maui Electric also recorded adjustments to reduce expenses by reducing employee benefits expenses by $1.8 million for adjustments to pension and OPEB costs, and to reclassify $0.7 million of IRP costs to deferred accounts.

As directed by the PUC, in June 2013 Maui Electric made its curtailment information available to the public on its website and in July 2013 filed documentation regarding the re-setting of its target heat rates to take into account the operation of the Auwahi wind farm.

In addition, as required by the final D&O, Maui Electric filed in September 2013 a System Improvement and Curtailment Reduction Plan, which identified actions that Maui Electric had already implemented to increase the use of wind energy and further actions that it is committed to implement to benefit customers. In separate filings in October 2013, Maui Electric submitted additional information on the re-setting of its target heat rates and metrics to measure the success of its efforts to reduce or limit curtailment and execute on key actions. Maui Electric also proposed to make a new target heat rate reset filing in December 2013 based on the System Improvement and Curtailment Plan to be effective in May 2014. Management cannot predict any actions by the PUC as a result of these filings.

Asset retirement obligations.  Asset retirement obligations (AROs) represent legal obligations associated with the retirement of certain tangible long-lived assets, are measured as the present value of the projected costs for the future retirement of specific assets and are recognized in the period in which the liability is incurred if a reasonable estimate of fair value can be made. Hawaiian Electric and its subsidiaries’ recognition of AROs have no impact on their earnings. The cost of the AROs is recovered over the life of the asset through depreciation. AROs recognized by Hawaiian Electric and its subsidiaries relate to obligations to retire plant and equipment, including removal of asbestos and other hazardous materials.

Changes to the ARO liability included in “Other liabilities” on Hawaiian Electric’s balance sheet were as follows:

	Nine months ended September 30
(in thousands)	2013	2012
Balance, beginning of period	$48,431	$50,871
Accretion expense	833	1,233
Liabilities incurred	—	—
Liabilities settled	(1,165)	(2,788)
Revisions in estimated cash flows	(916)	—
Balance, end of period	$47,183	$49,316

6 · Cash flows

Nine months ended September 30	2013	2012
(in millions)
Supplemental disclosures of cash flow information
Interest paid	$43	$40
Income taxes paid/(refunded)	(26)	2
Supplemental disclosures of noncash activities
Additions to electric utility property, plant and equipment - Unpaid invoices and other	17	27

7 · Fair value measurements

See Note 9 “Fair value measurements,” of HEI’s “Notes to Consolidated Financial Statements” for discussions of fair value estimates, grouping of financial instruments and methods and assumptions used to estimate the fair value of short-term borrowings and long-term debt.

The estimated fair values of certain of the electric utilities’ financial instruments were as follows:

	September 30, 2013		December 31, 2012
(in thousands)	Carrying amount	Estimated fair value (Level 2)	Carrying amount	Estimated fair value (Level 2)
Financial liabilities
Short-term borrowings - non-affiliates	$73,246	$73,246	$—	$—
Long-term debt, net, including amounts due within one year	1,147,880	1,149,213	1,147,872	1,181,631

Fair value measurements on a nonrecurring basis.  From time to time, the Utilities may be required to measure certain liabilities at fair value on a nonrecurring basis in accordance with GAAP. The fair value of the Utilities ARO (Level 3) was determined by discounting the expected future cash flows using market-observable risk-free rates as adjusted by Hawaiian Electric’s credit spread. Also, see “Asset retirement obligations” in Note 5.

8 · Recent accounting pronouncements

Obligations resulting from joint and several liability.  In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the

Obligation Is Fixed at the Reporting Date,” which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance requires entities to measure these obligations as the sum of the amount the entity has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information. This guidance is effective for all fiscal years, and interim periods within those years, beginning after December 31, 2013.

Hawaiian Electric and its subsidiaries will retrospectively adopt ASU No. 2013-04 in the first quarter of 2014 and does not expect it to have a material impact on Hawaiian Electric and its subsidiaries’ results of operations, financial condition or liquidity.

Unrecognized tax benefit.  In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which clarifies that a liability for an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss tax benefit carryforward (or other tax benefit carrying forward), if the uncertain tax position could result in the reduction of such net operating loss (or other tax benefit) carryforward giving rise to the deferred tax asset. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

Hawaiian Electric and its subsidiaries will prospectively adopt ASU No. 2013-11 in the first quarter of 2014 and do not expect it to have a material impact on the Utilities’ results of operations, financial condition or liquidity.

9 · Credit agreement and long-term debt

Credit agreement.  Hawaiian Electric maintains an amended revolving non-collateralized credit agreement, which established a line of credit facility of $175 million, with a letter of credit sub-facility, expiring on December 5, 2016, with a syndicate of eight financial institutions. The credit facility will be maintained to support the issuance of commercial paper, but also may be drawn to repay Hawaiian Electric’s short-term indebtedness, to make loans to subsidiaries and for Hawaiian Electric’s capital expenditures, working capital and general corporate purposes.
Subsequent event-changes in long-term debt.  On October 3, 2013, Hawaiian Electric, Maui Electric and Hawaii Electric Light each entered into its separate note purchase agreement with various purchasers of their taxable unsecured senior notes (Notes) with an aggregate principal amount of $236 million. The Utilities issued through a private placement the following series of Notes:

Amount	Series	Maturity
Hawaiian Electric Notes
$40 million[1]	4.45% Senior Notes, Series 2013A	December 1, 2022
$50 million[1]	4.84% Senior Notes, Series 2013B	October 1, 2027
$50 million[2]	5.65% Senior Notes, Series 2013C	October 1, 2043
$140 million	Total
Maui Electric Notes
$20 million[1]	4.84% Senior Notes, Series 2013A	October 1, 2027
$20 million[2]	5.65% Senior Notes, Series 2013B	October 1, 2043
$40 million	Total
Hawaii Electric Light Notes
$14 million[1]	3.83% Senior Notes, Series 2013A	July 1, 2020
$12 million[1]	4.45% Senior Notes, Series 2013B	December 1, 2022
$30 million[1]	4.84% Senior Notes, Series 2013C	October 1, 2027
$56 million	Total
1 Proceeds were used in October 2013 to redeem the following special purpose revenue bonds (SPRBs) and refunding SPRBs issued by the Department of Budget and Finance of the State of Hawaii for the benefit of the Utilities with an aggregate principle amount of $166 million:

Series	Year of maturity
4.75% Refunding Series 2003A Bonds	2020
5.00% Refunding Series 2003B Bonds	2022
5.65% Series 1997A Bonds	2027
2 Proceeds were and/or will be used by the respective utility to finance their capital expenditures and/or for the reimbursement of funds used for the payment of capital expenditures.

Hawaiian Electric has guaranteed the obligations of Maui Electric and Hawaii Electric Light under their respective Notes.

The three note purchase agreements contain customary representations and warranties, affirmative and negative covenants, and events of default (the occurrence of which may result in some or all of the Notes of each and all of the Utilities then outstanding becoming immediately due and payable). The note purchase agreements also include provisions requiring the maintenance by Hawaiian Electric and each of Maui Electric and Hawaii Electric Light of certain financial ratios consistent with those in each of the Utilities’ existing note purchase agreements dated April 19, 2012 and September 13, 2012 (Hawaiian Electric only) and generally consistent with those in Hawaiian Electric’s existing amended revolving non-collateralized credit agreement described above.

All of the Notes may be prepaid in whole or in part at any time at the prepayment price of the principal amount of the Notes plus payment of a “Make-Whole Amount.” Each of the Note Purchase Agreements also (a) requires the Utilities to offer to prepay the Notes (without a Make-Whole Amount) in the event that HEI ceases to own 100% of the common stock or other securities of Hawaiian Electric that is ordinarily entitled, in the absence of contingencies, to vote in the election of Hawaiian Electric directors unless, at the time of such cessation of ownership and at all times during the period of 90 consecutive days thereafter, the long-term unsecured, unenhanced debt of Hawaiian Electric maintains an investment grade rating by at least one rating agency or, if more than one rating agency rates such indebtedness, then by each such rating agency, and (b) permits the Utilities to offer to prepay the Notes (without a Make-Whole amount) in the event of a sale of assets that would otherwise constitute a covenant default.

10 · Reconciliation of electric utility operating income per HEI and Hawaiian Electric consolidated statements of income

	Three months ended September 30		Nine months ended September 30
(in thousands)	2013	2012	2013	2012
Operating income from regulated and nonregulated activities before income taxes (per HEI consolidated statements of income)	$71,914	$74,819	$186,005	$193,569
Deduct:
Income taxes on regulated activities	(18,928)	(22,352)	(51,356)	(58,291)
Revenues from nonregulated activities	(2,182)	(1,892)	(7,153)	(5,431)
Add: Expenses from nonregulated activities	1,082	804	2,801	1,620
Operating income from regulated activities after income taxes (per Hawaiian Electric consolidated statements of income)	$51,886	$51,379	$130,297	$131,467

11· Consolidating financial information

Hawaiian Electric is not required to provide separate financial statements or other disclosures concerning Hawaii Electric Light and Maui Electric to holders of the 2004 Debentures issued by Hawaii Electric Light and Maui Electric to Trust III since all of their voting capital stock is owned, and their obligations with respect to these securities have been fully and unconditionally guaranteed, on a subordinated basis, by Hawaiian Electric. Consolidating information is provided below for these and other Hawaiian Electric subsidiaries for the periods ended and as of the dates indicated.

Hawaiian Electric also unconditionally guarantees Hawaii Electric Light’s and Maui Electric’s obligations (a) to the State of Hawaii for the repayment of principal and interest on Special Purpose Revenue Bonds issued for the benefit of Hawaii Electric Light and Maui Electric, (b) under their respective private placement note agreements and the Hawaii Electric Light notes and Maui Electric notes issued thereunder and (c) relating to the trust preferred securities of Trust III (see Note 2 above). Hawaiian Electric is also obligated, after the satisfaction of its obligations on its own preferred stock, to make dividend, redemption and liquidation payments on Hawaii Electric Light’s and Maui Electric’s preferred stock if the respective subsidiary is unable to make such payments.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income (Loss) (unaudited)
Three months ended September 30, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Operating revenues	$547,310	107,924	108,699	—	—	$763,933
Operating expenses
Fuel oil	206,478	27,615	49,267	—	—	283,360
Purchased power	143,280	34,480	17,101	—	—	194,861
Other operation	51,023	11,057	9,928	—	—	72,008
Maintenance	19,619	5,680	6,214	—	—	31,513
Depreciation	25,442	8,547	5,006	—	—	38,995
Taxes, other than income taxes	51,712	10,448	10,222	—	—	72,382
Income taxes	13,556	1,991	3,381	—	—	18,928
Total operating expenses	511,110	99,818	101,119	—	—	712,047
Operating income	36,200	8,106	7,580	—	—	51,886
Other income (loss)
Allowance for equity funds used during construction	914	222	119	—	—	1,255
Equity in earnings of subsidiaries	10,794	—	—	—	(10,794)	—
Other, net	795	217	124	(1)	(36)	1,099
Income tax expense	(77)	(32)	(20)	—	—	(129)
Total other income (loss)	12,426	407	223	(1)	(10,830)	2,225
Interest and other charges
Interest on long-term debt	9,902	2,751	1,962	—	—	14,615
Amortization of net bond premium and expense	410	116	120	—	—	646
Other interest charges	585	160	324	—	(36)	1,033
Allowance for borrowed funds used during construction	(358)	(91)	(49)	—	—	(498)
Total interest and other charges	10,539	2,936	2,357	—	(36)	15,796
Net income (loss)	38,087	5,577	5,446	(1)	(10,794)	38,315
Preferred stock dividend of subsidiaries	—	133	95	—	—	228
Net income (loss) attributable to Hawaiian Electric	38,087	5,444	5,351	(1)	(10,794)	38,087
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income (loss) for common stock	$37,817	5,444	5,351	(1)	(10,794)	$37,817

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income (Loss) (unaudited)
Three months ended September 30, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income (loss) for common stock	$37,817	5,444	5,351	(1)	(10,794)	$37,817
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	5,173	720	639	—	(1,359)	5,173
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(5,156)	(721)	(639)	—	1,360	(5,156)
Other comprehensive income (loss), net of taxes	17	(1)	—	—	1	17
Comprehensive income (loss) attributable to common shareholder	$37,834	5,443	5,351	(1)	(10,793)	$37,834

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income (Loss) (unaudited)
Three months ended September 30, 2012

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Operating revenues	$579,464	108,490	111,249	—	—	$799,203
Operating expenses
Fuel oil	248,443	25,752	52,978	—	—	327,173
Purchased power	135,507	37,693	13,499	—	—	186,699
Other operation	48,201	10,888	11,352	—	—	70,441
Maintenance	19,615	5,146	5,607	—	—	30,368
Depreciation	22,738	8,299	4,904	—	—	35,941
Taxes, other than income taxes	53,935	10,444	10,471	—	—	74,850
Income taxes	15,725	2,782	3,845	—	—	22,352
Total operating expenses	544,164	101,004	102,656	—	—	747,824
Operating income	35,300	7,486	8,593	—	—	51,379
Other income (loss)
Allowance for equity funds used during construction	1,323	148	140	—	—	1,611
Equity in earnings of subsidiaries	11,285	—	—	—	(11,285)	—
Other, net	950	128	38	(1)	(28)	1,087
Income tax benefits (expense)	(37)	(14)	9	—	—	(42)
Total other income (loss)	13,521	262	187	(1)	(11,313)	2,656
Interest and other charges
Interest on long-term debt	9,981	2,751	1,962	—	—	14,694
Amortization of net bond premium and expense	629	117	124	—	—	870
Other interest charges	142	78	94	—	(28)	286
Allowance for borrowed funds used during construction	(576)	(59)	(53)	—	—	(688)
Total interest and other charges	10,176	2,887	2,127	—	(28)	15,162
Net income (loss)	38,645	4,861	6,653	(1)	(11,285)	38,873
Preferred stock dividend of subsidiaries	—	133	95	—	—	228
Net income (loss) attributable to Hawaiian Electric	38,645	4,728	6,558	(1)	(11,285)	38,645
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income (loss) for common stock	$38,375	4,728	6,558	(1)	(11,285)	$38,375

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income (Loss) (unaudited)
Three months ended September 30, 2012

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income (loss) for common stock	$38,375	4,728	6,558	(1)	(11,285)	$38,375
Other comprehensive income, net of taxes:
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	3,419	526	443	—	(969)	3,419
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(3,342)	(521)	(436)	—	957	(3,342)
Other comprehensive income, net of taxes	77	5	7	—	(12)	77
Comprehensive income (loss) attributable to common shareholder	$38,452	4,733	6,565	(1)	(11,297)	$38,452

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income (Loss) (unaudited)
Nine months ended September 30, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Operating revenues	$1,574,869	320,314	313,740	—	—	$2,208,923
Operating expenses
Fuel oil	631,824	94,120	151,794	—	—	877,738
Purchased power	389,706	93,880	43,083	—	—	526,669
Other operation	149,218	32,267	28,130	—	—	209,615
Maintenance	60,922	13,787	13,846	—	—	88,555
Depreciation	75,150	25,641	15,074	—	—	115,865
Taxes, other than income taxes	149,084	30,094	29,650	—	—	208,828
Income taxes	33,753	7,765	9,838	—	—	51,356
Total operating expenses	1,489,657	297,554	291,415	—	—	2,078,626
Operating income	85,212	22,760	22,325	—	—	130,297
Other income (loss)
Allowance for equity funds used during construction	3,144	552	334	—	—	4,030
Equity in earnings of subsidiaries	30,446	—	—	—	(30,446)	—
Other, net	3,518	526	412	(2)	(103)	4,351
Income tax expense	(266)	(73)	(81)	—	—	(420)
Total other income (loss)	36,842	1,005	665	(2)	(30,549)	7,961
Interest and other charges
Interest on long-term debt	29,705	8,252	5,886	—	—	43,843
Amortization of net bond premium and expense	1,231	350	359	—	—	1,940
Other interest charges	637	245	887	—	(103)	1,666
Allowance for borrowed funds used during construction	(1,268)	(226)	(132)	—	—	(1,626)
Total interest and other charges	30,305	8,621	7,000	—	(103)	45,823
Net income (loss)	91,749	15,144	15,990	(2)	(30,446)	92,435
Preferred stock dividend of subsidiaries	—	400	286	—	—	686
Net income (loss) attributable to Hawaiian Electric	91,749	14,744	15,704	(2)	(30,446)	91,749
Preferred stock dividends of Hawaiian Electric	810	—	—	—	—	810
Net income (loss) for common stock	$90,939	14,744	15,704	(2)	(30,446)	$90,939

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income (Loss) (unaudited)
Nine months ended September 30, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income (loss) for common stock	$90,939	14,744	15,704	(2)	(30,446)	$90,939
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	15,520	2,160	1,918	—	(4,078)	15,520
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(15,468)	(2,162)	(1,918)	—	4,080	(15,468)
Other comprehensive income (loss), net of taxes	52	(2)	—	—	2	52
Comprehensive income (loss) attributable to common shareholder	$90,991	14,742	15,704	(2)	(30,444)	$90,991

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income (Loss) (unaudited)
Nine months ended September 30, 2012

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Operating revenues	$1,677,604	332,558	324,664	—	—	$2,334,826
Operating expenses
Fuel oil	724,862	88,778	172,436	—	—	986,076
Purchased power	401,423	108,996	29,421	—	—	539,840
Other operation	132,770	29,851	34,185	—	—	196,806
Maintenance	60,993	14,280	16,368	—	—	91,641
Depreciation	68,046	25,036	15,474	—	—	108,556
Taxes, other than income taxes	159,928	31,330	30,891	—	—	222,149
Income taxes	41,049	9,836	7,406	—	—	58,291
Total operating expenses	1,589,071	308,107	306,181	—	—	2,203,359
Operating income	88,533	24,451	18,483	—	—	131,467
Other income (loss)
Allowance for equity funds used during construction	4,558	433	557	—	—	5,548
Equity in earnings of subsidiaries	28,025	—	—	—	(28,025)	—
Other, net	3,215	361	293	(3)	(56)	3,810
Income tax benefits (expense)	(101)	(47)	11	—	—	(137)
Total other income (loss)	35,697	747	861	(3)	(28,081)	9,221
Interest and other charges
Interest on long-term debt	29,301	8,649	6,450	—	—	44,400
Amortization of net bond premium and expense	1,541	362	373	—	—	2,276
Other interest charges	(412)	131	253	—	(56)	(84)
Allowance for borrowed funds used during construction	(2,061)	(174)	(216)	—	—	(2,451)
Total interest and other charges	28,369	8,968	6,860	—	(56)	44,141
Net income (loss)	95,861	16,230	12,484	(3)	(28,025)	96,547
Preferred stock dividend of subsidiaries	—	400	286	—	—	686
Net income (loss) attributable to Hawaiian Electric	95,861	15,830	12,198	(3)	(28,025)	95,861
Preferred stock dividends of Hawaiian Electric	810	—	—	—	—	810
Net income (loss) for common stock	$95,051	15,830	12,198	(3)	(28,025)	$95,051

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income (Loss) (unaudited)
Nine months ended September 30, 2012

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income (loss) for common stock	$95,051	15,830	12,198	(3)	(28,025)	$95,051
Other comprehensive income, net of taxes:
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	10,255	1,576	1,328	—	(2,904)	10,255
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(10,026)	(1,558)	(1,309)	—	2,867	(10,026)
Other comprehensive income, net of taxes	229	18	19	—	(37)	229
Comprehensive income (loss) attributable to common shareholder	$95,280	15,848	12,217	(3)	(28,062)	$95,280

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Balance Sheet (unaudited)
September 30, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Assets
Utility plant, at cost
Land	$43,392	5,426	3,016	—	—	$51,834
Plant and equipment	3,488,617	1,116,702	988,482	—	—	5,593,801
Less accumulated depreciation	(1,211,045)	(449,547)	(432,983)	—	—	(2,093,575)
Construction in progress	122,399	14,120	14,558	—	—	151,077
Net utility plant	2,443,363	686,701	573,073	—	—	3,703,137
Investment in wholly owned subsidiaries, at equity	507,080	—	—	—	(507,080)	—
Current assets
Cash and cash equivalents	18,906	2,754	3,423	102	—	25,185
Advances to affiliates	23,000	7,000	—	—	(30,000)	—
Customer accounts receivable, net	134,641	29,569	23,494	—	—	187,704
Accrued unbilled revenues, net	104,981	16,120	18,800	—	—	139,901
Other accounts receivable, net	15,094	3,877	2,214	—	(12,011)	9,174
Fuel oil stock, at average cost	105,231	14,615	17,241	—	—	137,087
Materials and supplies, at average cost	37,171	7,042	15,221	—	—	59,434
Prepayments and other	26,024	4,413	14,939	—	—	45,376
Regulatory assets	36,006	4,636	5,081	—	—	45,723
Total current assets	501,054	90,026	100,413	102	(42,011)	649,584
Other long-term assets
Regulatory assets	626,209	112,244	106,243	—	—	844,696
Unamortized debt expense	6,491	1,882	1,301	—	—	9,674
Other	40,343	8,405	13,919	—	—	62,667
Total other long-term assets	673,043	122,531	121,463	—	—	917,037
Total assets	$4,124,540	899,258	794,949	102	(549,091)	$5,269,758
Capitalization and liabilities
Capitalization
Common stock equity	$1,501,944	272,860	234,118	102	(507,080)	$1,501,944
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	780,546	201,334	166,000	—	—	1,147,880
Total capitalization	2,304,783	481,194	405,118	102	(507,080)	2,684,117
Commitments and contingencies (Note 5)
Current liabilities
Short-term borrowings from non-affiliates	73,246	—	—	—	—	73,246
Short-term borrowings from affiliate	7,000	—	23,000	—	(30,000)	—
Accounts payable	136,087	25,352	19,518	—	—	180,957
Interest and preferred dividends payable	15,097	3,949	3,363	—	(12)	22,397
Taxes accrued	163,204	35,403	34,846	—	—	233,453
Other	54,571	11,298	24,664	—	(11,999)	78,534
Total current liabilities	449,205	76,002	105,391	—	(42,011)	588,587
Deferred credits and other liabilities
Deferred income taxes	340,014	75,866	62,721	—	—	478,601
Regulatory liabilities	224,568	71,230	33,333	—	—	329,131
Unamortized tax credits	43,564	13,552	13,922	—	—	71,038
Defined benefit pension and other postretirement benefit plans liability	442,613	77,004	76,623		—	596,240
Other	67,157	15,386	13,585	—	—	96,128
Total deferred credits and other liabilities	1,117,916	253,038	200,184	—	—	1,571,138
Contributions in aid of construction	252,636	89,024	84,256	—	—	425,916
Total capitalization and liabilities	$4,124,540	899,258	794,949	102	(549,091)	$5,269,758

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Balance Sheet (unaudited)
December 31, 2012

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Assets
Utility plant, at cost
Land	$43,370	5,182	3,016	—	—	$51,568
Plant and equipment	3,325,862	1,086,048	952,490	—	—	5,364,400
Less accumulated depreciation	(1,185,899)	(433,531)	(421,359)	—	—	(2,040,789)
Construction in progress	130,143	12,126	9,109	—	—	151,378
Net utility plant	2,313,476	669,825	543,256	—	—	3,526,557
Investment in wholly owned subsidiaries, at equity	497,939	—	—	—	(497,939)	—
Current assets
Cash and cash equivalents	8,265	5,441	3,349	104	—	17,159
Advances to affiliates	9,400	18,050	—	—	(27,450)	—
Customer accounts receivable, net	154,316	29,772	26,691	—	—	210,779
Accrued unbilled revenues, net	100,600	14,393	19,305	—	—	134,298
Other accounts receivable, net	33,313	1,122	3,016	—	(9,275)	28,176
Fuel oil stock, at average cost	123,176	15,485	22,758	—	—	161,419
Materials and supplies, at average cost	31,779	5,336	13,970	—	—	51,085
Prepayments and other	21,708	5,146	6,011	—	—	32,865
Regulatory assets	42,675	4,056	4,536	—	—	51,267
Total current assets	525,232	98,801	99,636	104	(36,725)	687,048
Other long-term assets
Regulatory assets	601,451	109,815	102,063	—	—	813,329
Unamortized debt expense	7,042	2,066	1,446	—	—	10,554
Other	46,586	9,871	14,848	—	—	71,305
Total other long-term assets	655,079	121,752	118,357	—	—	895,188
Total assets	$3,991,726	890,378	761,249	104	(534,664)	$5,108,793
Capitalization and liabilities
Capitalization
Common stock equity	$1,472,136	268,908	228,927	104	(497,939)	$1,472,136
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	780,546	201,326	166,000	—	—	1,147,872
Total capitalization	2,274,975	477,234	399,927	104	(497,939)	2,654,301
Commitments and contingencies (Note 5)
Current liabilities
Current portion of long-term debt	—	—	—	—	—	—
Short-term borrowings from affiliate	18,050	—	9,400	—	(27,450)	—
Accounts payable	134,651	27,457	24,716	—	—	186,824
Interest and preferred dividends payable	14,479	4,027	2,593	—	(7)	21,092
Taxes accrued	174,477	38,778	37,811	—	—	251,066
Other	47,203	10,310	14,634	—	(9,268)	62,879
Total current liabilities	388,860	80,572	89,154	—	(36,725)	521,861
Deferred credits and other liabilities
Deferred income taxes	302,569	68,479	46,563	—	—	417,611
Regulatory liabilities	218,437	67,359	36,278	—	—	322,074
Unamortized tax credits	39,827	13,450	13,307	—	—	66,584
Defined benefit pension and other postretirement benefit plans liability	459,765	80,686	79,754	—	—	620,205
Other	68,783	17,799	14,055	—	—	100,637
Total deferred credits and other liabilities	1,089,381	247,773	189,957	—	—	1,527,111
Contributions in aid of construction	238,510	84,799	82,211	—	—	405,520
Total capitalization and liabilities	$3,991,726	890,378	761,249	104	(534,664)	$5,108,793

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Changes in Common Stock Equity (unaudited)
Nine months ended September 30, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2012	$1,472,136	268,908	228,927	104	(497,939)	$1,472,136
Net income (loss) for common stock	90,939	14,744	15,704	(2)	(30,446)	90,939
Other comprehensive income (loss), net of taxes	52	(2)	—	—	2	52
Common stock dividends	(61,183)	(10,790)	(10,513)	—	21,303	(61,183)
Balance, September 30, 2013	$1,501,944	272,860	234,118	102	(507,080)	$1,501,944

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Changes in Common Stock Equity (unaudited)
Nine months ended September 30, 2012

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2011	$1,402,841	280,468	235,568	107	(516,143)	$1,402,841
Net income (loss) for common stock	95,051	15,830	12,198	(3)	(28,025)	95,051
Other comprehensive income, net of taxes	229	18	19	—	(37)	229
Common stock dividends	(54,783)	(9,854)	(6,560)	—	16,414	(54,783)
Balance, September 30, 2012	$1,443,338	286,462	241,225	104	(527,791)	$1,443,338

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Cash Flows (unaudited)
Nine months ended September 30, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities:
Net income (loss)	$91,749	15,144	15,990	(2)	(30,446)	$92,435
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(30,522)	—	—	—	30,446	(76)
Common stock dividends received from subsidiaries	21,379	—	—	—	(21,303)	76
Depreciation of property, plant and equipment	75,150	25,641	15,074	—	—	115,865
Other amortization	(228)	1,075	1,623	—	—	2,470
Change in deferred income taxes	31,361	7,165	9,488	—	—	48,014
Change in tax credits, net	3,773	119	618	—	—	4,510
Allowance for equity funds used during construction	(3,144)	(552)	(334)	—	—	(4,030)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	37,894	(2,552)	3,999	—	2,736	42,077
Decrease (increase) in accrued unbilled revenues	(4,381)	(1,727)	505	—	—	(5,603)
Decrease in fuel oil stock	17,945	870	5,517	—	—	24,332
Increase in materials and supplies	(5,392)	(1,706)	(1,251)	—	—	(8,349)
Increase in regulatory assets	(37,032)	(7,165)	(9,117)	—	—	(53,314)
Decrease in accounts payable	(10,435)	(3,343)	(9,196)	—	—	(22,974)
Decrease in prepaid and accrued income and utility revenue taxes	(7,122)	(3,566)	(4,728)	—	—	(15,416)
Contributions to defined benefit pension and other postretirement benefit plans	(44,650)	(8,083)	(8,143)	—	—	(60,876)
Other increase in defined benefit pension and other postretirement benefit plans liability	46,394	7,892	8,078	—	—	62,364
Change in other assets and liabilities	(10,562)	(1,821)	4,924	—	(2,736)	(10,195)
Net cash provided by (used in) operating activities	172,177	27,391	33,047	(2)	(21,303)	211,310
Cash flows from investing activities:
Capital expenditures	(164,423)	(35,900)	(37,546)	—	—	(237,869)
Contributions in aid of construction	15,699	6,160	1,774	—	—	23,633
Other	623	(196)	—	—	—	427
Advances from (to) affiliates	(13,600)	11,050	—	—	2,550	—
Net cash used in investing activities	(161,701)	(18,886)	(35,772)	—	2,550	(213,809)
Cash flows from financing activities:
Common stock dividends	(61,183)	(10,790)	(10,513)	—	21,303	(61,183)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(810)	(400)	(286)	—	—	(1,496)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	62,196	—	13,600	—	(2,550)	73,246
Other	(38)	(2)	(2)	—	—	(42)
Net cash provided by (used in) financing activities	165	(11,192)	2,799	—	18,753	10,525
Net increase (decrease) in cash and cash equivalents	10,641	(2,687)	74	(2)	—	8,026
Cash and cash equivalents, beginning of period	8,265	5,441	3,349	104	—	17,159
Cash and cash equivalents, end of period	$18,906	2,754	3,423	102	—	$25,185

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Cash Flows (unaudited)
Nine months ended September 30, 2012

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities:
Net income (loss)	$95,861	16,230	12,484	(3)	(28,025)	$96,547
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(28,100)	—	—	—	28,025	(75)
Common stock dividends received from subsidiaries	16,464	—	—	—	(16,414)	50
Depreciation of property, plant and equipment	68,046	25,036	15,474	—	—	108,556
Other amortization	691	1,776	1,607	—	—	4,074
Change in deferred income taxes	64,790	8,290	9,637	—	—	82,717
Change in tax credits, net	3,256	256	130	—	—	3,642
Allowance for equity funds used during construction	(4,558)	(433)	(557)	—	—	(5,548)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(43,284)	(7,236)	1,287	—	12,326	(36,907)
Decrease (increase) in accrued unbilled revenues	3,427	3,107	(798)	—	—	5,736
Decrease (increase) in fuel oil stock	(36,365)	3,163	1,830	—	—	(31,372)
Increase in materials and supplies	(6,320)	(719)	(266)	—	—	(7,305)
Increase in regulatory assets	(44,175)	(6,621)	(6,997)	—	—	(57,793)
Increase (decrease) in accounts payable	7,872	(8,518)	(2,835)	—	—	(3,481)
Decrease in prepaid and accrued income and utility revenue taxes	(14,006)	(3,562)	(3,097)	—	—	(20,665)
Contributions to defined benefit pension and other postretirement benefit plans	(45,878)	(8,270)	(8,269)	—	—	(62,417)
Other increase in defined benefit pension and other postretirement benefit plans liability	34,421	6,133	9,307		—	49,861
Change in other assets and liabilities	(28,970)	(1,120)	(3,192)	—	(12,326)	(45,608)
Net cash provided by (used in) operating activities	43,172	27,512	25,745	(3)	(16,414)	80,012
Cash flows from investing activities:
Capital expenditures	(172,872)	(26,331)	(21,767)	—	—	(220,970)
Contributions in aid of construction	25,547	4,199	3,360	—	—	33,106
Advances from (to) affiliates	—	16,750	11,500	—	(28,250)	—
Net cash used in investing activities	(147,325)	(5,382)	(6,907)	—	(28,250)	(187,864)
Cash flows from financing activities:
Common stock dividends	(54,783)	(9,854)	(6,560)	—	16,414	(54,783)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(810)	(400)	(286)	—	—	(1,496)
Proceeds from issuance of long-term debt	367,000	31,000	59,000	—	—	457,000
Repayment of long-term debt	(259,580)	(41,200)	(67,720)	—	—	(368,500)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	16,469	—	—	—	28,250	44,719
Other	(1,980)	167	(359)	—	—	(2,172)
Net cash provided by (used in) financing activities	66,316	(20,287)	(15,925)	—	44,664	74,768
Net increase (decrease) in cash and cash equivalents	(37,837)	1,843	2,913	(3)	—	(33,084)
Cash and cash equivalents, beginning of period	44,819	3,383	496	108	—	48,806
Cash and cash equivalents, end of period	$6,982	5,226	3,409	105	—	$15,722

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s Form 10-K for 2012 and should be read in conjunction with such discussion and the 2012 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included and incorporated by reference, respectively, in HEI’s and Hawaiian Electric’s 2012 Form 10-K, as well as the quarterly (as of and for the three and nine months ended September 30, 2013) financial statements and notes thereto included in this Form 10-Q.

HEI Consolidated

RESULTS OF OPERATIONS

(in thousands, except per	Three months ended September 30%
share amounts)	2013	2012	change	Primary reason(s)*
Revenues	$831,229	$867,720	(4)	Decrease for the electric utility and bank segments
Operating income	90,099	91,702	(2)	Decrease for the electric utility segment, partly offset by increase in bank segment and a reduced operating loss for the “other” segment
Net income for common stock	48,236	47,706	1
Lower operating income and allowance for funds used during construction and higher “interest expense—other than on deposit liabilities and other bank borrowings,” more than offset by lower taxes due to deferred tax reversal at the Utilities

Basic earnings per common share	$0.49	$0.49	—	Higher net income, offset by higher weighted average shares outstanding
Weighted-average number of common shares outstanding	99,204	97,157	2	Issuances of shares under the HEI Dividend Reinvestment and Stock Purchase Plan and other plans

(in thousands, except per	Nine months ended September 30%
share amounts)	2013	2012	change	Primary reason(s)*
Revenues	$2,412,023	$2,536,848	(5)	Decrease for the electric utility and bank segments
Operating income	243,126	246,924	(2)	Decrease for the electric utility segment, partly offset by increase in bank segment and a reduced operating loss for the “other” segment
Net income for common stock	122,503	124,822	(2)
Lower operating income and allowance for funds used during construction and higher “interest expense—other than on deposit liabilities and other bank borrowings,” partly offset by lower taxes due to deferred tax reversal at the Utilities

Basic earnings per common share	$1.24	$1.29	(4)	Lower net income and higher weighted average shares outstanding
Weighted-average number of common shares outstanding	98,670	96,674	2	Issuances of shares under the HEI Dividend Reinvestment and Stock Purchase Plan and other plans

___________________________________________
*                 Also, see segment discussions which follow.

Notes:  The Company’s effective tax rates (combined federal and state) for the third quarters of 2013 and 2012 were 32% and 35%, respectively. The Company’s effective tax rates (combined federal and state) for the first nine months of 2013 and 2012 were 34% and 36%, respectively. The effective tax rates were lower for the three and nine months ended September 30, 2013 compared to the same periods in 2012 due primarily to the reversal of deferred taxes (see Note 13 of HEI’s “Notes to Consolidated Financial Statements”).

HEI’s consolidated ROACE was 8.4% for the twelve months ended September 30, 2013 and 10.1% for the twelve months ended September 30, 2012.

Dividends.  The payout ratios for the first nine months of 2013 and full year 2012 were 75% and 87%, respectively. HEI currently expects to maintain the dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation, including but not limited to the Company’s results of operations, the long-term prospects for the Company, and current and expected future economic conditions.

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
Hawaii’s tourism industry, a significant driver of Hawaii’s economy, set new records in 2012 and continues to grow in 2013, although at a slower pace. State visitor arrivals and expenditures increased by 4.5% and 4.1%, respectively, for the nine months ended September 30, 2013 over the same period in 2012. Hotel occupancies and average daily hotel room rates remained strong. The outlook for the visitor industry remains positive, but is expected to expand at a slower pace. The HTA expects scheduled nonstop seats to Hawaii for the fourth quarter of 2013 to increase by 1.4% over the fourth quarter of 2012, based on the expectation that capacity declines in U.S. markets will be offset by international flights.

Hawaii’s unemployment rate continues to decline, falling to 4.3% in August 2013, lower than the state’s 5.7% rate in August 2012 and the September 2013 national unemployment rate of 7.2%.

Hawaii real estate activity, as indicated by the home resale market, remained strong in 2013 as the median sales price for single family residential homes on Oahu increased 3.3% and the number of closed sales increased 7.0% in the first nine months of 2013 as compared to the same period in 2012. Oahu condominiums also maintained strong momentum as the median sales price rose 5.4% and closed sales increased 16.5% in the first nine months of 2013 as compared to the same period in 2012. The announcements of several new planned condominium projects in Honolulu were met with immediate interest, and several projects generated strong pre-sale demand.

Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. The dramatic reduction in Japan’s nuclear production following the tragic earthquake and tsunami in March 2011 increased regional demand for energy supplies, including petroleum, and the prices of the Utilities’ fuels have accordingly remained at the elevated 2011 level through 2012 and into 2013.

At its meeting on September 17-18, 2013, the Federal Open Market Committee (FOMC) decided to maintain purchases of Treasury and agency mortgage-backed securities at the same pace it had previously. While the FOMC sees the improvement in economic activity and labor market conditions as consistent with a strengthening in the broader economy, the FOMC decided to wait for further evidence of sustained progress before adjusting their monetary policy. The FOMC statement released on October 30, 2013 maintained the same position based on information received since the September FOMC meeting.

On October 1, 2013, the U.S. government began a new fiscal year with no spending legislation enacted and as a result, a partial federal shutdown took effect. On October 16, 2013, the government shutdown ended when Congress passed legislation on a budget through January 15, 2014 and raised the government debt ceiling to provide the U.S. Treasury with borrowing authority through February 7, 2014. The long-term impact on the overall economy of the continuing U.S. fiscal uncertainty is unclear at this time, and could grow if congressional gridlock continues. The federal shutdown’s impact on Hawaii’s economy is also unclear. Federal workers furloughed during the government shutdown received back pay, but local companies that lost business during the federal government shutdown will not recover lost revenues. Hawaii’s large number of federal workers, significant federal government contracts and reliance on federal funds will make the local economy more susceptible to a slowdown if federal spending is restricted. In addition, any future U.S. government shutdowns and/or defaults could further negatively impact the capital markets, the Company’s ability to issue securities and the Hawaii economy in general.

Overall, Hawaii’s economy is expected to see increased growth in 2013 and 2014, provided there are no major cutbacks in federal funding. Local economic growth is expected to be supported by continued expansion of the visitor industry and recovery in the construction industry. U.S. fiscal problems, continued uncertainty in global economies, heightened tensions in Asia and potential pandemics pose possible risks to local economic growth.

Recent tax developments.  The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 contained major tax provisions that impacted the Company through 2012, including the 50% and 100% bonus depreciation provisions for qualified property that resulted in an estimated net increase in federal tax depreciation of $116 million for 2012 over depreciation to which the Company would otherwise be entitled without the bonus provisions. The additional depreciation is attributable to the Utilities. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law and provided a one year extension of 50% bonus depreciation, which is estimated to increase the Company’s federal tax depreciation for 2013 by $120 million, primarily attributable to the Utilities.

Also, see Note 3 of Hawaiian Electric’s “Notes to Consolidated Financial Statements.”

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

Retirement benefits.  For the first nine month of 2013, the Company’s defined benefit pension and other postretirement benefit plans’ assets generated a gain, after investment management fees, of 13.5%. The market value of these assets as of September 30, 2013 was $1.3 billion (including $1.2 billion for the Utilities) compared to $1.1 billion at December 31, 2012 (including $1.0 billion for the Utilities).

The Company estimates that the cash funding for its defined benefit pension and other postretirement benefit plans in 2013 will be $83 million ($81 million by the Utilities, $2 million by HEI and nil by ASB), which is expected to fully satisfy the minimum contribution requirements, including requirements of the Utilities’ pension and other postretirement benefits tracking mechanisms and the plans’ funding policies.

The following table reflects the sensitivity to the qualified defined benefit pension projected benefit obligation (PBO) as of December 31, 2013, associated with a change in the pension benefits discount rate actuarial assumption by the indicated basis points and constitutes “forward-looking statements.”

	Change in 4.13%	Impact on HEI	Impact on the
Actuarial Assumption	assumption in basis points	consolidated PBO	Utilities PBO
Pension benefits discount rate	- 100/+100	$283 million/$(223) million	$263 million/$(207) million

Commitments and contingencies.  See Note 4, “Bank subsidiary,” of HEI’s “Notes to Consolidated Financial Statements” and Note 5, “Commitments and contingencies,” of Hawaiian Electric’s “Notes to Consolidated Financial Statements.”

Recent accounting pronouncements.  See Note 11, “Recent accounting pronouncements,” of HEI’s “Notes to Consolidated Financial Statements.”

“Other” segment.

	Three months ended September 30		Nine months ended September 30
(in thousands)	2013	2012	2013	2012	Primary reason(s)
Revenues	$56	$29	$106	$22
Operating loss	(4,650)	(4,739)	(12,170)	(13,053)	Lower administrative and general expenses
Net loss	(4,857)	(4,877)	(13,786)	(14,503)	Lower operating loss and interest expense

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

The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	September 30, 2013		December 31, 2012
Short-term borrowings—other than bank	$131	4%	$84	3%
Long-term debt, net—other than bank	1,423	44	1,423	45
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	1,655	51	1,594	51
	$3,243	100%	$3,135	100%

HEI’s short-term borrowings and HEI’s line of credit facility were as follows:

	Nine months ended September 30, 2013	Balance
(in millions)	Average balance	September 30, 2013	December 31, 2012
Short-term borrowings(1)
Commercial paper	$71	$58	$84
Line of credit draws	—	—	—
Undrawn capacity under HEI’s line of credit facility (expiring December 5, 2016)		125	125

___________________________________________
(1)         This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s external short-term borrowings during the first nine months of 2013 was $96 million. At October 31, 2013, HEI had $61 million in outstanding commercial paper and its line of credit facility was undrawn.

HEI has a line of credit facility of $125 million (see Note 12 of HEI’s “Notes to Consolidated Financial Statements”). There are customary conditions which must be met in order to draw on it, including compliance with its covenants (such as covenants preventing HEI’s subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, HEI). In addition to customary defaults, HEI’s failure to maintain its financial ratios, as defined in the credit agreement, or meet other requirements may result in an event of default. For example, under the agreement, it is an event of default if HEI fails to maintain a nonconsolidated “Capitalization Ratio” (funded debt) of 50% or less (ratio of 17% as of September 30, 2013, as calculated under the agreement) and “Consolidated Net Worth” of at least $975 million (Net Worth of $1.7 billion as of September 30, 2013, as calculated under the agreement), or if HEI no longer owns Hawaiian Electric. The commitment fee and interest charges on drawn amounts under the credit agreement are subject to adjustment in the event of a change in HEI’s long-term credit ratings.

The Company raised $37 million through the issuance of approximately 1.4 million shares of common stock under the DRIP, the HEIRSP, ASB 401(k) Plan and other plans during the first nine months of 2013.

In March 2013, HEI entered into equity forward transactions in which a forward counterparty borrowed 7 million shares of HEI’s common stock from third parties and such borrowed shares were sold pursuant to an HEI registered public offering. At September 30, 2013, the equity forward transactions could have been settled with physical delivery by HEI of 7 million newly-issued shares to the forward counterparty in exchange for cash of $175 million. HEI will not receive any proceeds from the sale of common stock until the equity forward transactions are settled. HEI anticipates physical settlement of the equity forward transactions before March 25, 2015, but the transactions may also be cash settled or net share settled.

On March 6, 2013, HEI issued $50 million of 3.99% Senior Notes due March 6, 2023 via a private placement. HEI used the net proceeds from the issuance of the Senior Notes to refinance $50 million of its 5.25% medium-term notes that matured on March 7, 2013. The Senior Notes contain customary representation and warranties, affirmative and negative covenants, and events of default (the occurrence of which may result in some or all of the notes then outstanding becoming immediately due and payable) and provisions requiring the maintenance by HEI of certain financial ratios generally consistent with those in HEI’s revolving non-collateralized credit agreement. For example, see discussion of “Capitalization Ratio” and “Consolidated Net Worth” above.

For the first nine months of 2013, net cash provided by operating activities of consolidated HEI was $247 million. Net cash used by investing activities for the same period was $363 million, due to Hawaiian Electric’s consolidated capital expenditures, a net increase in ASB’s loans held for investment and purchases of investment and mortgage-related securities, partly offset by repayments of investment and mortgage-related securities, proceeds from sales (investment and mortgage-related securities and credit card portfolio) and Hawaiian Electric’s contributions in aid of construction. Net cash provided by financing activities during this period was $112 million as a result of several factors, including net increases in deposit liabilities, other bank borrowings and short-term borrowings and proceeds from the issuance of common stock under HEI plans, partly offset by the payment of common stock dividends. Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), Hawaiian Electric’s periodic short-term borrowings from HEI (and related interest) and the payment of dividends to HEI, the electric utility and bank segments are largely autonomous in their operating, investing and financing activities. (See the electric utility and bank segments’ discussions of their cash flows in their respective “Financial condition—Liquidity and capital resources” sections below.) During the first nine months of 2013, Hawaiian Electric and ASB (via ASHI) paid cash dividends to HEI of $61 million and $30 million, respectively.

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

Electric utility

RESULTS OF OPERATIONS

Utility strategic progress.  In 2012 and the first nine months of 2013, the Utilities continued to make significant progress in implementing their renewable energy strategies to support Hawaii’s efforts to reduce its dependence on oil. The PUC issued several important regulatory decisions during the period, including a number of interim and final rate case decisions (see table in “Most recent rate proceedings” below).

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

Regulatory.  In January 2013, the Utilities and Consumer Advocate signed a settlement agreement (2013 Agreement), which the PUC approved with clarifications in March 2013 (2013 D&O). See “Utility projects” in Note 5 of Hawaiian Electric’s “Notes to Consolidated Financial Statements” and the discussion under “Most recent rate proceedings” below.

In 2010, the PUC issued an order approving decoupling, which was implemented by Hawaiian Electric on March 1, 2011, by Hawaii Electric Light on April 9, 2012 and by Maui Electric on May 4, 2012. Decoupling is a regulatory model that is intended to facilitate meeting the State of Hawaii’s goals to transition to a clean energy economy and achieve an aggressive renewable portfolio standard. The decoupling model implemented in Hawaii delinks revenues from sales and includes annual revenue adjustments for certain O&M expenses and rate base changes. The decoupling mechanism has three components: (1) a sales decoupling component via a revenue balancing account (RBA), (2) a revenue escalation component via a RAM and (3) an earnings sharing mechanism, which would provide for a reduction of revenues between rate cases in the event the utility exceeds the ROACE allowed in its most recent rate case. Decoupling provides for more timely cost recovery and earning on investments. The implementation of decoupling has resulted in an improvement in the Utilities’ under-earning situation that has existed over the last several years. Prior to and during the transition to decoupling, however, the Utilities’ returns have been well below PUC-allowed returns.

Under decoupling, the most significant drivers for improving earnings are:
  1. completing major capital projects within PUC approved amounts and on schedule;
2. managing O&M expenses relative to authorized O&M adjustments; and
3. regulatory outcomes that cover O&M requirements and rate base items not included in the RAMs.

On May 31, 2013, as provided for in its original order issued in 2010 approving decoupling and citing three years of implementation experience for Hawaiian Electric, the PUC opened an investigative docket to review whether the decoupling mechanisms are functioning as intended, are fair to the Utilities and their ratepayers, and are in the public interest. The PUC affirmed its support for the continuation of the sales decoupling (RBA) mechanism and stated its interest in evaluating the RAM to ensure it provides the appropriate balance of risks, costs, incentives and performance requirements, as well as administrative efficiency and whether the current interest rate applied to the outstanding RBA balance is reasonable. Hawaiian Electric, Hawaii Electric Light, Maui Electric and the Consumer Advocate are named as parties to this proceeding and filed a joint statement of position that any material changes to the current decoupling mechanism should be made prospectively after 2016 unless the Utilities and the Consumer Advocate mutually agree to the change in this proceeding. The PUC granted several parties’ motions to intervene. On October 28, 2013, after receiving comments from the parties to the proceeding, the PUC issued an order identifying two sets of issues (Schedule A and Schedule B issues) for this proceeding and procedural schedules for Schedule A and Schedule B issues. A PUC order for the Schedule A issues is expected in February 2014. The procedural steps for the Schedule B set of issues are intended to be longer term and will begin in May 2014, with panel hearings scheduled for August of 2014.

Schedule A issues include:

•	For the RBA, the reasonableness of the interest rate related to the carrying charge of the outstanding RBA balance and whether there should be a risk sharing mechanism in the RBA adjustment.

•	For the RAM, the reasonableness to true up all actual prior year baseline projects, which are those less than $2.5 million, at year end.

•	Whether performance metrics should be determined and reported.

•	Factors that should be considered if potential changes to existing RBA and RAM provisions are required.

Schedule B issues include:

•	performance metrics and incentives (rewards or penalties) to control costs and to make necessary or appropriate changes to utility strategic plans and action plans,

•	allocation of risk as a result of the decoupling mechanism and whether it is fairly reflected in the cost of capital allowed in rates,

•	changes or alternatives to the existing RAM, and

•	changes to ratemaking procedures to improve efficiency and/or effectiveness.

Management cannot predict the outcome of the proceedings.

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

Actual and PUC-allowed (as of September 30, 2013) returns were as follows:

%	Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended September 30, 2013	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.50	6.58	6.88	6.69	5.41	6.79	9.49	7.08	8.36
PUC-allowed returns	8.11	8.31	7.34	10.00	10.00	9.00	10.00	10.00	9.00
Difference	(0.61)	(1.73)	(0.46)	(3.31)	(4.59)	(2.21)	(0.51)	(2.92)	(0.64)

___________________________________________
*       Based on recorded operating income and average rate base, both adjusted for items not included in determining electric rates.
**     Recorded net income divided by average common equity.
***   ROACE adjusted to remove items not included by the PUC in establishing rates, such as the write-off of $40 million of CIS project costs, executive bonuses and advertising.

The approval of decoupling by the PUC has helped the Utilities to gradually improve their ROACEs, which in turn will facilitate the Utilities’ ability to effectively raise capital for needed infrastructure investments. However, the Utilities continue to expect an ongoing structural gap between their PUC-allowed ROACEs and the ROACEs they actually achieve due to the following:
1. the timing of general rate case decisions,
2. the effective date of the RAMs,
3. the 5-year historical average for baseline plant additions, and
4. the PUC’s consistent exclusion of certain expenses from rates.

The structural gap in 2014 to 2016 is expected to be 80 to 110 basis points, an improvement of 40 basis points from management’s prior expectations. The improvement is due to the change in the timing of the recognition of the RAM revenues in 2014 to 2016 as defined in the 2013 Agreement. For 2013, the expected structural gap remains unchanged at 120 to 150 basis points. Between rate cases, items not covered by the annual RAMs could also have a negative impact on the actual ROACEs achieved by the Utilities (primarily investments in software projects, changes in fuel inventory and O&M in excess of indexed escalations). The specific magnitude of the impact will depend on various factors, including the size of software projects, changes in fuel prices and management’s ability to manage costs within the current mechanisms.

Management expects the earned ROACE to gradually improve over the course of the period 2014 to 2016.

As part of decoupling, Hawaiian Electric also tracks its rate-making ROACE as calculated under the earnings sharing mechanism and which includes only items considered in establishing rates. Earnings over and above the ROACE allowed by the PUC are shared between Hawaiian Electric and its ratepayers on a tiered basis. For 2012, Hawaiian Electric’s rate-making ROACE was 10.70%, which was above the PUC allowed 10% ROACE and triggered its earnings sharing mechanism. As a result, Hawaiian Electric will credit its customers $2.6 million for their portion of the earnings sharing. Hawaiian Electric’s 2012 rate-making ROACE of 10.70% included various adjustments to Hawaiian Electric’s actual ROACE of 7.57% such as the exclusion of the $40 million of CIS project costs pursuant to the 2013 Agreement, and of other expenses not considered in establishing electric rates (e.g., executive bonuses and advertising). Hawaii Electric Light’s rate-making ROACE was 7.79% and Maui Electric’s rate-making ROACE was 6.69%, which did not trigger the earnings sharing mechanism.

Annual decoupling filings.  On May 31, 2013, the PUC approved the revised annual decoupling filings for tariffed rates for Hawaiian Electric, Hawaii Electric Light and Maui Electric that will be effective from June 1, 2013 through May 31, 2014. The amounts approved as noted below reflect the electric utilities’ agreements with the position of the Consumer Advocate. The revised tariffed rates include:

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Annual incremental RAM adjusted revenues
Operations and maintenance	$3.9	$0.9	$1.0
Invested capital	27.5	1.2	2.4
Total annual incremental RAM adjusted revenues	$31.4	$2.1	$3.4
Accrued earnings sharing credits to be refunded	$(2.6)	$—	$—
Accrued RBA balance as of December 31, 2012 (and associated revenue taxes) to be collected	$55.4	$4.9	$5.8

Results.

Three months ended September 30		Increase
2013	2012	(decrease)	(in millions)
$766	$801	$(35)	Revenues. Decrease largely due to lower fuel prices
283	327	(44)	Fuel oil expense. Decrease largely due to lower fuel costs and less KWHs generated
195	187	8	Purchased power expense. Increase due to higher KWH purchased, partially offset by lower purchased power energy costs
104	101	3	Other operation and maintenance expenses. Increase largely due to:
		$2	Higher customer service expenses
		4	Increase due to timing of overhauls
		(3)	Lower substation and generating station maintenance expenses
112	112	—	Other expenses. Higher depreciation due to an increase in plant additions, offset by lower taxes other than income taxes due to lower operating revenues
72	75	(3)	Operating income. Decrease due to higher other O&M expenses
38	38	—	Net income for common stock.

2,376	2,362	14	Kilowatthour sales (millions)
70.6	70.8	—	Wet-bulb temperature (Oahu average; degrees Fahrenheit)
1,468	1,419	—	Cooling degree days (Oahu)
$127.42	$139.68	$(0.01)	Average fuel oil cost per barrel

Nine months ended September 30		Increase
2013	2012	(decrease)	(in millions)
$2,216	$2,340	$(124)	Revenues. Decrease largely due to lower fuel prices and lower KWH sales adjusted for decoupling mechanisms and revenue taxes
878	986	(108)	Fuel oil expense. Decrease largely due to lower fuel costs and less KWHs generated
527	540	(13)	Purchased power expense. Decrease due to lower purchased power energy costs, partially offset by higher KWH purchased and lower purchase capacity/non-fuel charges
298	288	10	Other operation and maintenance expenses. Increase largely due to:
		$11	Higher customer service expenses
		(2)	Lower substation maintenance expenses
327	332	(5)	Other expenses. Decrease largely due to lower taxes other than income taxes due to lower operating revenues, partially offset by higher depreciation due to an increase in plant additions
186	194	(8)	Operating income. Decrease due to higher other O&M
91	95	(4)	Net income for common stock. Decrease largely due to lower operating income

6,746	6,870	(124)	Kilowatthour sales (millions)
68.6	68.7	—	Wet-bulb temperature (Oahu average; degrees Fahrenheit)
3,371	3,430	—	Cooling degree days (Oahu)
$130.15	$139.65	$(0.01)	Average fuel oil cost per barrel
450,939	447,695	3,244	Customer accounts (end of period)

Note:  The electric utilities had effective tax rates for the third quarters of 2013 and 2012 of 33% and 37%, respectively, and for the first nine months of 2013 and 2012 of 36% and 38%, respectively. The effective tax rates were lower for the three and nine months ended September 30, 2013 compared to the same periods in 2012 due primarily to the reversal of deferred taxes (see Note 3 of Hawaiian Electric’s “Notes to Consolidated Financial Statements”).

 Hawaiian Electric’s consolidated ROACE was 6.5% for the twelve months ended September 30, 2013 and 8.6% for the twelve months ended September 30, 2012.

The electric utilities’ consolidated KWH sales have declined each year since 2007 and continued to decline in 2013. Based on expectations of additional customer renewable self-generation and energy-efficiency installations, the electric utilities’ 2013 and 2014 KWH sales are expected to further decline below 2012 levels.

Other operation and maintenance expenses (excluding expenses covered by surcharges or by third parties) for 2013 are projected to be approximately 2% over prior year.

See “Economic conditions” in the “HEI Consolidated” section above.

Most recent rate proceedings.  Unless otherwise agreed or ordered, each electric utility shall initiate a rate proceeding every third year (on a staggered basis) to allow the PUC and the Consumer Advocate to regularly evaluate decoupling and the utility to request electric rate increases to cover rising operating costs and the cost of plant and equipment, including the cost of new capital projects to maintain and improve service reliability. The PUC may grant an interim increase within 10 to 11 months following the filing of an application, but there is no guarantee of such an interim increase and interim amounts collected are refundable, with interest, to the extent they exceed the amount approved in the PUC’s final D&O. The timing and amount of any final increase is determined at the discretion of the PUC. The adoption of revenue, expense, rate base and cost of capital amounts (including the ROACE and RORB) for purposes of an interim rate increase does not commit the PUC to accept any such amounts in its final D&O.

The following table summarizes certain details of each utility’s most recent rate cases, including the details of the increases requested, whether the utility and the Consumer Advocate reached a settlement that they proposed to the PUC, the details of any granted interim and final PUC D&O increases, and whether an interim or final PUC D&O remains pending.

Test year (dollars in millions)	Date (applied/ implemented)	Amount	% over rates in effect	ROACE (%)	RORB (%)	Rate base	Common equity %	Stipulated agreement reached with Consumer Advocate
Hawaiian Electric
2011 (1)
Request	7/30/10	$113.5	6.6	10.75	8.54	$1,569	56.29	Yes
Interim increase	7/26/11	53.2	3.1	10.00	8.11	1,354	56.29
Interim increase (adjusted)	4/2/12	58.2	3.4	10.00	8.11	1,385	56.29
Interim increase (adjusted)	5/21/12	58.8	3.4	10.00	8.11	1,386	56.29
Final increase	9/1/12	58.1	3.4	10.00	8.11	1,386	56.29
Hawaii Electric Light
2010 (2)
Request	12/9/09	$20.9	6.0	10.75	8.73	$487	55.91	Yes
Interim increase	1/14/11	6.0	1.7	10.50	8.59	465	55.91
Interim increase (adjusted)	1/1/12	5.2	1.5	10.50	8.59	465	55.91
Final increase	4/9/12	4.5	1.3	10.00	8.31	465	55.91
2013 (3)
Request	8/16/12	$19.8	4.2	10.25	8.30	$455	57.05
Closed	3/27/13
Maui Electric
2012 (4)
Request	7/22/11	$27.5	6.7	11.00	8.72	$393	56.85	Yes
Interim increase	6/1/12	13.1	3.2	10.00	7.91	393	56.86
Final increase	8/1/13	5.3	1.3	9.00	7.34	393	56.86
___________________________________________
Note:  The “Request Date” reflects the application filing date for the rate proceeding. All other line items reflect the effective dates of the revised schedules and tariffs as a result of PUC-approved increases.

(1)   Hawaiian Electric filed a request with the PUC for a general rate increase of $113.5 million, based on depreciation rates and methodology as proposed by Hawaiian Electric in a separate depreciation proceeding. Hawaiian Electric’s request was primarily to pay for major capital projects and higher O&M costs to maintain and improve service reliability and to recover the costs for several proposed programs to help reduce Hawaii’s dependence on imported oil, and to further increase reliability and fuel security.

The $53.2 million, $58.2 million, and $58.8 million interim increases, and the $58.1 million final increase, include the $15 million in annual revenues that were being recovered through the decoupling RAM prior to the first interim increase.

(2)   Hawaii Electric Light’s request was primarily to cover investments for system upgrade projects, two major transmission line upgrades and increasing O&M expenses. On February 8, 2012, the PUC issued a final D&O, which reflected the approval of decoupling and cost-recovery mechanisms, and on February 21, 2012, Hawaii Electric Light filed its revised tariffs to reflect the increase in rates. On April 4, 2012, the PUC issued an order approving the revised tariffs, which became effective April 9, 2012. Hawaii Electric Light implemented the decoupling mechanism and began tracking the target revenues and actual recorded revenues via a revenue balancing account. Hawaii Electric Light also reset the heat rates and implemented heat rate deadbands and the PPAC, which provides a surcharge mechanism that more closely aligns cost recovery with costs incurred. The revised tariffs reflect a lower increase in annual revenue requirement compared to the interim increase due to factors that became effective concurrently with the revised tariffs (lower depreciation rates and lower ROACE) and therefore, no refund to customers was required.

(3)   Hawaii Electric Light’s request was required to pay for O&M expenses and additional investments in plant and equipment required to maintain and improve system reliability and to cover the increased costs to support the integration of more renewable energy generation. As a result of the 2013 Agreement and 2013 D&O (described below), the rate case was withdrawn and the docket has been closed.

(4)    Maui Electric’s request was required to pay for O&M expenses and additional investments in plant and equipment required to maintain and improve system reliability and to cover the increased costs to support the integration of more renewable energy generation. See discussion on final D&O, including the refund to customers in September and October 2013 required as a result of the final D&O, in Note 5 of Hawaiian Electric’s “Notes to Consolidated Financial Statements.”

Hawaiian Electric 2011 test year rate case.  In the Hawaiian Electric 2011 test year rate case, the PUC had granted Hawaiian Electric’s request to defer CIS project O&M expenses (limited to $2,258,000 per year in 2011 and 2012) that were to be subject to a regulatory audit of project costs, and allowed Hawaiian Electric to accrue allowance for funds used during construction (AFUDC) on these deferred costs until the completion of the regulatory audit.

On January 28, 2013, Hawaiian Electric, Hawaii Electric Light, Maui Electric and the Consumer Advocate entered into the 2013 Agreement to, among other things, write-off $40 million of CIS Project costs in lieu of conducting the regulatory audits of the CIP CT-1 and the CIS projects, with the remaining recoverable costs for the projects of $52 million to be included in rate base as of December 31, 2012. The parties agreed that Hawaii Electric Light would withdraw its 2013 test year rate case and not file a rate case until its next turn in the rate case cycle, for a 2016 test year, and Hawaiian Electric would delay the filing of its scheduled 2014 test year rate case to no earlier than January 2, 2014. The parties also agreed that, starting in 2014, Hawaiian Electric will be allowed to record RAM revenues starting on January 1 of 2014, 2015 and 2016. On March 19, 2013, the PUC issued its 2013 D&O approving the 2013 Agreement, with clarifications. See “Utility projects” in Note 5 of Hawaiian Electric’s “Notes to Consolidated Financial Statements” for additional information on the 2013 Agreement and the 2013 D&O and their effects.

Hawaiian Electric 2014 test year rate case.  On October 30, 2013 Hawaiian Electric filed with the PUC a Notice of Intent to file an application for a general rate case (on or after January 2, 2014, but before June 30, 2014, using a 2014 test year) and a motion for approval of test period waiver. Hawaiian Electric’s filing of a 2014 rate case would be in accordance with a PUC order which calls for a mandatory triennial rate case cycle.

Maui Electric 2012 test year rate case.  See “Maui Electric 2012 test year rate case” in Note 5 of Hawaiian Electric’s “Notes to Consolidated Financial Statements” for information on the PUC’s final D&O.

Integrated Resource Planning.  In June 2013, Hawaiian Electric, Hawaii Electric Light and Maui Electric filed their 2013 integrated resource planning (IRP) report and five-year action plans detailing plans to meet future electricity needs for the islands of Oahu, Maui, Molokai, Lanai and Hawaii. IRP aims to develop long-range 20-year resource plans for meeting energy needs under various scenarios and then to develop near-term actions for implementation over the next five years. The 2013 IRP process was the first IRP to employ scenario planning, as well as an independent entity that facilitated and provided oversight of the process, since the PUC revised the IRP Framework in March 2012. The IRP process included input from a community advisory group established by the PUC of almost 70 business, community, and government, environmental and other leaders. The Utilities also held two rounds of public meetings on the islands of Oahu, Maui, Molokai, Lanai and Hawaii to seek comments from the general public, in addition to 17 meetings with the advisory group.

The overarching goals of the action plans filed are lowering costs to customers, replacing expensive oil with cleaner sources of energy, modernizing the electric grid, and looking out for the interests of all customers. Significant action plan items include:

•	Lowering costs to customers by accelerating the development of low-cost, fast-track, utility-scale renewable energy projects, including solar and wind facilities.

•
Deactivating (i.e., removing from service with the possibility of reactivating in the future in a major emergency for example) older, less efficient oil-fired power plant units, to help lower costs and increase the use of renewable energy generation. This includes Honolulu Power Plant and two of four generating units at Maui’s Kahului Power Plant by 2014, as well as two generators at Oahu’s Waiau Power Plant by 2016. In addition, all units at Kahului Power Plant would be fully retired by 2019. Hawaii Island’s Shipman Plant is already deactivated and will be retired in 2014.

•	Converting or replacing power plants that are not deactivated to use cost-effective, cleaner fuels, including renewable biomass or biofuel and liquefied natural gas.

•	Supporting the state’s efforts to procure cheaper, cleaner, liquefied natural gas to replace the use of oil in making electricity.

•
Increasing the capability of utility grids to accept additional customer-sited renewable generation, especially roof-top photovoltaic systems, while protecting safety, reliability and fairness of electric service for all customers.

•
Developing “smart” grids for all three companies to improve customer service, integrate more renewable energy, and enable customers to better control their electric bills. Major components of the smart grid include installing smart meters for all customers (with opt-out provisions) in the 2017-2018 timeframe, automating the grid, and developing utility energy storage systems.

In July 2013, the Independent Entity, the person selected by the PUC to provide unbiased oversight of the IRP, filed a report to the PUC documenting his evaluation of the IRP process. The evaluation recognizes that the IRP report and action plans are compliant with many IRP Framework requirements and provides substantial analysis addressing the Principal Issues, which were issues and questions identified by the PUC to be addressed in the IRP process. However, the Independent Entity did not certify that the IRP process was conducted consistent with all provisions of the IRP Framework or that it fully addressed the Principal Issues. Under the IRP Framework, the PUC should issue a decision (with approval, partial approval, rejection, modifications and/or other directives) on the action plans within six months after the Utilities’ IRP filing, unless the PUC determines that an evidentiary hearing is warranted. The PUC granted several parties' motions to intervene, and ordered that the parties submit simultaneous statements of position to aid the PUC in determining the completeness and compliance of the IRP report and action plans at this point in the review process, and how to move forward most productively in the proceeding. In September and October 2013, the parties submitted their statements of position.

Renewable energy strategy.  The Utilities’ policy is to support efforts to increase renewable energy in Hawaii. The Utilities believe their actions will help stabilize customer bills as they become less dependent on costly and price-volatile fossil fuel. The Utilities’ renewable energy strategy will also allow them to meet Hawaii’s RPS law, which requires electric utilities to meet an RPS of 10%, 15%, 25% and 40% by December 31, 2010, 2015, 2020 and 2030, respectively. Hawaiian Electric met the 10% RPS for 2010 with a consolidated RPS of 20.7%, including savings from energy efficiency programs and solar water heating (or 9.5% without DSM energy savings). Energy savings resulting from DSM energy efficiency programs and solar water heating will not count toward the RPS after 2014. For 2012, Hawaiian Electric achieved an RPS without DSM energy savings of 13.9%, primarily through a comprehensive portfolio of renewable energy power purchase agreements, net energy metering programs and biofuels. The Utilities believe they are on track to meet the 2015 RPS.

Recent developments in the Utilities’ renewable energy strategy include the following (also see the projects discussed under “Renewable Energy Projects” in Note 5 of Hawaiian Electric’s “Notes to Consolidated Financial Statements”):

•
In October 2013, Hawaiian Electric requested approval from the PUC for a waiver from the competitive bidding process and to commit $42.4 million for the purchase and installation of a 15 MW utility scale PV generation system at its Kahe Power generation station property. If approved, the project is expected to be completed in 2015.

•
In February 2011, the PUC opened dockets related to Hawaiian Electric’s and Maui Electric’s plans to proceed with competitive bidding processes to acquire up to approximately 300 MW and 50 MW, respectively, of new, renewable firm dispatchable capacity generation resources. In July 2013, the PUC closed the Hawaiian Electric and Maui Electric RFPs, stating that the RFPs and related proceedings appear to be premature. The PUC will consider future requests by Hawaiian Electric or Maui Electric to open another proceeding to conduct an RFP for generation upon demonstration of need and a plan focused on customer needs.

•
In July 2011, the PUC directed Hawaiian Electric to submit a draft RFP for the PUC’s consideration for a competitive bidding process for 200 MW or more of renewable energy to be delivered to, or to be sited on, the island of Oahu. In October 2011, Hawaiian Electric filed a draft RFP with the PUC. In July 2013, the PUC issued orders related to the 200 MW RFP (see Note 5 of Hawaiian Electric’s “Notes to Consolidated Financial Statements” for additional information).

•
In August 2011, Hawaiian Electric signed a 20-year contract with Hawaii BioEnergy to supply 10 million gallons per year of biocrude at Kahe Power Plant to begin within five years of October 11, 2013 (date of PUC approval).

•
In September 2011, the PUC denied the Utilities’ requested approval of Hawaii Electric Light’s contract with Aina Koa Pono-Ka’u LLC (AKP) citing the higher cost of the biofuel over the cost of petroleum diesel. In August 2012, Hawaii Electric Light signed a new 20-year contract with AKP, subject to PUC approval, to supply 16 million gallons of biodiesel per year with initial consumption expected to begin in 2017 or later. Hawaii Electric Light filed an application for approval of this contract in August 2012.

•	In May 2012, the PUC approved Hawaiian Electric’s 3-year biodiesel supply contract with Renewable Energy Group for continued biodiesel supply to CT-1 of 3 million to 7 million gallons per year.

•	In May 2012, Maui Electric began purchasing wind energy from the 21 MW Kaheawa Wind Power II, LLC facility, which went into commercial operation in July 2012.

•
In May 2012, Hawaiian Electric signed a contract, which was approved by the PUC, with the City and County of Honolulu to purchase an additional 27 MW of capacity and energy from an expanded waste-to-energy HPower facility, which was placed in service in April 2013.

•
In May 2012, Hawaii Electric Light signed a power purchase agreement, subject to PUC approval, with Hu Honua Bioenergy for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii.

•
In May 2012, the PUC instituted a proceeding for a competitive bidding process for up to 50 MW of firm renewable geothermal dispatchable energy (Geothermal RFP) on the island of Hawaii. In February 2013, Hawaii Electric Light issued the Final Geothermal RFP. Six bids were received in April 2013 and are being evaluated.

•
In August 2012, the battery facility at a 30 MW Kahuku wind farm experienced a fire and Hawaiian Electric has not purchased wind energy from the wind farm since then. The Kahuku Wind farm is expected go back into commercial operation later in 2013.

•
In August 2012, the PUC approved a waiver from the competitive bidding process to allow Hawaiian Electric to negotiate with the U.S. Army for construction of a 50 MW utility-owned and operated firm, renewable and dispatchable generation facility at Schofield Barracks on the island of Oahu and expected to be placed in service in 2017.

•	In September 2012, Hawaiian Electric began purchasing test wind energy from the 69 MW Kawailoa Wind, LLC facility. The wind farm was placed into full commercial operation in November 2012.

•
In December 2012, the PUC approved a 3-year biodiesel supply contract with Pacific Biodiesel to supply 250,000 to 1 million gallons of biodiesel at the Honolulu International Airport Emergency Power Facility beginning in 2013.

•	In December 2012, the 21 MW Auwahi Wind Energy LLC facility was placed into commercial operation, selling power to Maui Electric under a 20-year contract.

•	In December 2012, the 5 MW Kalaeloa Solar Two, LLC photovoltaic facility was placed into commercial operation, selling power to Hawaiian Electric under a 20-year contract.

•
Hawaiian Electric, Hawaii Electric Light and Maui Electric began accepting energy from feed-in tariff projects in 2011. As of September 30, 2013, there were 9 MW, 1 MW and 2 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.

•
As of September 30, 2013, there were approximately 143 MW, 29 MW and 31 MW of installed net energy metering capacity from renewable energy technologies (mainly photovoltaic) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively. Net energy metering continues to proceed at a record pace. The amount of net energy metering capacity installed in the first nine months of 2013 was nearly twice the amount installed during the same period of 2012.

•
In February 2013, Hawaiian Electric issued an “Invitation for Low Cost Renewable Energy Projects on Oahu through Request for Waiver from Competitive Bidding.” The invitation for waiver projects seeks to lower the cost of electricity for customers in the near term with qualified renewable energy projects on Oahu that can be quickly placed into service at a low cost per KWH. Proposals were received and, in June 2013 and November 2013, Hawaiian Electric filed waiver requests from the PUC Competitive Bidding Framework for five projects (two of which have since been withdrawn) and six projects, respectively, which met these goals.

Commitments and contingencies.  See Note 5 of Hawaiian Electric’s “Notes to Consolidated Financial Statements.”

Recent accounting pronouncements.  See Note 8, “Recent accounting pronouncements,” of Hawaiian Electric’s “Notes to Consolidated Financial Statements.”

FINANCIAL CONDITION

Liquidity and capital resources.  Management believes that Hawaiian Electric’s ability, and that of its subsidiaries, to generate cash, both internally from operations and externally from issuances of equity and debt securities, commercial paper and lines of credit, is adequate to maintain sufficient liquidity to fund their respective capital expenditures and investments and to cover debt, retirement benefits and other cash requirements in the foreseeable future.

                        Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	September 30, 2013		December 31, 2012
Short-term borrowings	$73	3%	$—	—%
Long-term debt, net	1,148	42	1,148	43
Preferred stock	34	1	34	1
Common stock equity	1,502	54	1,472	56
	$2,757	100%	$2,654	100%

                        Information about Hawaiian Electric’s short-term borrowings (other than from Hawaii Electric Light and Maui Electric) and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Nine months ended September 30, 2013	September 30, 2013	December 31, 2012
Short-term borrowings(1)
Commercial paper	$38	$73	$—
Line of credit draws	—	—	—
Borrowings from HEI	—	—	—
Undrawn capacity under line of credit facility (expiring December 5, 2016)		175	175

___________________________________________
(1)        The maximum amount of Hawaiian Electric’s external short-term borrowings during the first nine months of 2013 was $73 million. At September 30, 2013, Hawaiian Electric had $7 million of short-term borrowings from Hawaii Electric Light, and Maui Electric had $23 million of short-term borrowings from Hawaiian Electric. At October 31, 2013, Hawaiian Electric had $5 million of outstanding commercial paper, no draws under its line of credit facility, no borrowings from HEI and $8 million of short-term borrowings from Hawaii Electric Light. Also, at October 31, 2013, Maui Electric had $11 million of short-term borrowings from Hawaiian Electric. Intercompany borrowings are eliminated in consolidation.

                        Hawaiian Electric has a line of credit facility of $175 million (see Note 9 of Hawaiian Electric’s “Notes to Consolidated Financial Statements”). There are customary conditions that must be met in order to draw on it, including compliance with several covenants (such as covenants preventing its subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, Hawaiian Electric, and restricting its ability as well as the ability of any of its subsidiaries to guarantee additional indebtedness of the subsidiaries if such additional debt would cause the subsidiary’s “Consolidated Subsidiary Funded Debt to Capitalization Ratio” to exceed 65% (ratio of 42% for Hawaii Electric Light and 44% for Maui Electric as of September 30, 2013, as calculated under the agreement)). In addition to customary defaults, Hawaiian Electric’s failure to maintain its financial ratios, as defined in its credit agreement, or meet other requirements may result in an event of default. For example, under the credit agreement, it is an event of default if Hawaiian Electric fails to maintain a “Consolidated Capitalization Ratio” (equity) of at least 35% (ratio of 54% as of September 30, 2013, as calculated under the credit agreement), or if Hawaiian Electric is no longer owned by HEI.

                        Special purpose revenue bonds (SPRBs) have been issued by the Department of Budget and Finance of the State of Hawaii (DBF) to finance (and refinance) capital improvement projects of Hawaiian Electric and its subsidiaries, but the sources of their repayment are the unsecured obligations of Hawaiian Electric and its subsidiaries under loan agreements and notes issued to the DBF, including Hawaiian Electric’s guarantees of its subsidiaries’ obligations. The payment of principal and interest due on SPRBs currently outstanding and issued prior to 2009 are insured by Ambac Assurance Corporation or Financial Guaranty Insurance Company, which was placed in a rehabilitation proceeding in the State of New York in June 2012 (with a plan of rehabilitation effective August 19, 2013). The Standard & Poor’s and Moody’s Investor Service’s ratings of these insurers, which at the time the insured obligations were issued were higher than the ratings of the Utilities, have been withdrawn.

                        The PUC has approved the use of an expedited approval procedure for the approval of long-term debt financings or refinancings (including the issuance of taxable debt) by Hawaiian Electric, Hawaii Electric Light and Maui Electric during the period 2013 through 2015, subject to certain conditions. On October 3, 2013, after obtaining such expedited approvals, the Utilities issued through a private placement taxable unsecured senior notes with an aggregate principal amount of $236 million. See Note 9 of Hawaiian Electric’s “Notes to Consolidated Financial Statements.” The remaining long-term debt authorizations of $80 million (Hawaiian Electric $50 million, Hawaii Electric Light $25 million and Maui Electric $5 million) can be requested under the expedited approval procedure through 2015.

                        Operating activities provided $211 million in net cash during the first nine months of 2013. Investing activities for the same period used net cash of $214 million for capital expenditures, net of contributions in aid of construction. Financing activities for the same period provided net cash of $11 million, primarily due to the increase in short-term borrowings, partly offset by payment of $63 million of common and preferred dividends.

Bank

RESULTS OF OPERATIONS

	Three months ended September 30		Increase
(in millions)	2013	2012	(decrease)	Primary reason(s)
Interest income	$46	$47	$(1)
The impact of higher average earning asset balances was more than offset by lower yields on earning assets. ASB’s average loan portfolio balance for the third quarter of 2013 was $274 million higher than for the third quarter of 2012 as the average residential, home equity lines of credit, commercial real estate and commercial market loan balances increased by $128 million, $92 million, $35 million and $25 million, respectively. The growth in these loan portfolios was consistent with ASB’s portfolio mix target and loan growth strategy. The loan portfolio yields were impacted by the low interest rate environment as new loan production yields were lower than the average portfolio yield. The average investment and mortgage-related securities portfolio balance decreased by $83 million as ASB sold $70 million of agency obligations in the second quarter of 2013.

Noninterest income	19	20	(1)
Gain on sale of the credit card portfolio of $2 million and higher fee income from other financial products of $1 million were offset by lower debit card interchange fees of $2 million as a result of being non-exempt from the Durbin Amendment and lower mortgage banking income of $3 million as a result of lower gain on sale of loans.

Revenues	65	67	(2)
Interest expense	2	3	(1)
Lower funding costs as a result of the low interest rate environment and a shift in mix of the deposit products. Average deposit balances for the third quarter of 2013 increased by $167 million compared to the third quarter of 2012 due to an increase in core deposits of $231 million, partly offset by a decrease in term certificates of $64 million. The other borrowings average balance decreased by $19 million due to lower retail repurchase agreements.

Provision (credit) for loan losses	—	4	(4)
In the third quarter of 2013, the provision for loan losses to cover loan growth and current quarter charge-offs were offset by the release of reserves on a commercial loan paydown and recoveries of previously charged off residential loans, reflecting the ongoing improvement in the quality of ASB’s loan portfolio.

Noninterest expense	40	39	1
Increase in noninterest expenses were due to $2 million higher compensation and benefits expenses in 2013 as a result of targeted staffing increases to support increased business volumes, information technology (IT) and risk management capabilities, and credit card IT exit costs of $1 million, partly offset by higher professional fees incurred in 2012 to launch the mobile banking product.

Expenses	42	45	(3)
Operating income	23	22	1	Lower provision for loan losses, partially offset by lower noninterest income and higher noninterest expenses.
Net income	15	14	1	Higher operating income.

	Nine months ended September 30		Increase
(in millions)	2013	2012	(decrease)	Primary reason(s)
Interest income	$139	$144	$(5)
The impact of higher average earning asset balances was more than offset by lower yields on earning assets. ASB’s average loan portfolio balance for the nine months ended September 30, 2013 was $188 million higher than for the same period in 2012 as the average home equity lines of credit, residential, commercial real estate and consumer loan balances increased by $90 million, $61 million, $32 million and $20 million, respectively. The growth in these loan portfolios was consistent with ASB’s portfolio mix target and loan growth strategy. Loan portfolio yields were impacted by the low interest rate environment as new loan production yields were lower than the average portfolio yields. The average investment and mortgage-related securities portfolio balance decreased by $12 million as ASB sold $70 million of agency obligations in the second quarter of 2013.

Noninterest income	57	53	4
Gain of $1 million on sale of securities due to the sale of $70 million of agency obligations, the gain of $2 million on sale of the credit card portfolio and $2 million higher fee income on other financial products, partly offset by $1 million lower mortgage banking income due to lower gain on sale of loans and $1 million lower debit card interchange fees as a result of being non-exempt from the Durbin Amendment.

Revenues	196	197	(1)
Interest expense	8	9	(1)
Lower funding costs as a result of the low interest rate environment. Average deposit balances for the nine months ended September 30, 2013 increased by $163 million compared to the same period in 2012 due to an increase in core deposits of $231 million, partly offset by a decrease in term certificates of $68 million. The other borrowings average balance decreased by $30 million due to lower retail repurchase agreements.

Provision for loan losses	1	10	(9)
The 2013 provision for loan losses declined due in part to the improved credit quality associated with the continuing improvement in Hawaii’s economy, lower net charge-offs in the higher risk residential land and purchased mortgage loan portfolios and $1.1 million release of loan loss reserves on the credit card loan portfolio that was sold in August 2013.

Noninterest expense	118	111	7
Increase in noninterest expense was primarily due to $5 million higher compensation and benefits expenses due to targeted staffing increases to support increased business volumes, IT and risk management capabilities and $1 million of credit card IT exit costs.

Expenses	127	130	(3)
Operating income	69	67	2	Lower provision for loan losses and higher noninterest income, partially offset by lower net interest income and higher noninterest expenses.
Net income	45	44	1

            Details of ASB’s other noninterest income and other noninterest expense were as follows:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2013	2012	2013	2012
Bank-owned life insurance	$998	$1,004	$2,950	$2,976
Credit card sale	2,251	—	2,251	—
Other	639	342	2,010	1,179
Total other income	$3,888	$1,346	$7,211	$4,155

FDIC insurance premium	$817	$790	$2,505	$2,497
Marketing	692	776	2,054	1,880
Office supplies, printing and postage	907	927	2,806	2,836
Communication	479	461	1,374	1,327
Credit card IT exit costs	1,377	—	1,377	—
Reversal of interest expense—tax	—	—	—	(552)
Other	4,267	5,142	14,518	14,921
Total other expense	$8,539	$8,096	$24,634	$22,909

                        See Note 4 of HEI’s “Notes to Consolidated Financial Statements” and “Economic conditions” in the “HEI Consolidated” section above.

                        Despite the revenue pressures across the banking industry, management expects ASB’s low-cost funding base and lower-risk profile to continue to deliver strong performance compared to industry peers.

                        ASB’s return on average assets, net interest margin and efficiency ratio were as follows:

	Three months ended September 30		Nine months ended September 30
(percent)	2013	2012	2013	2012
Return on average assets	1.20	1.15	1.19	1.19
Net interest margin	3.73	3.92	3.77	3.98
Efficiency ratio	63	60	62	59

Average balance sheet and net interest margin.  The following tables set forth average balances, together with interest earned and accrued, and resulting yields and costs:

Three months ended September 30	2013			2012
(dollars in thousands)	Average balance	Interest	Yield/ rate (%)	Average balance	Interest	Yield/ rate (%)
Assets:
Other investments (1)	$156,337	$63	0.16	$188,230	$57	0.12
Available-for-sale investment and mortgage-related securities	548,747	3,179	2.32	631,255	3,596	2.28
Loans
Residential 1-4 family	2,021,837	23,455	4.64	1,893,527	24,611	5.20
Commercial real estate	442,617	4,794	4.31	407,524	4,639	4.54
Home equity line of credit	691,316	5,352	3.07	599,636	4,130	2.74
Residential land	19,506	425	8.72	31,978	539	6.74
Commercial loans	731,822	7,123	3.85	706,847	7,788	4.38
Consumer loans	109,888	2,188	7.92	103,055	2,173	8.39
Total loans (2), (3)	4,016,986	43,337	4.30	3,742,567	43,880	4.68
Total interest-earning assets (4)	4,722,070	46,579	3.93	4,562,052	47,533	4.16
Allowance for loan losses	(41,697)			(39,599)
Non-interest-earning assets	411,345			428,752
Total assets	$5,091,718			$4,951,205
Liabilities and shareholder’s equity:
Savings	$1,811,378	$265	0.06	$1,735,561	$259	0.06
Interest-bearing checking	668,076	27	0.02	611,507	27	0.02
Money market	173,972	55	0.12	183,869	62	0.13
Time certificates	449,364	915	0.81	512,830	1,192	0.92
Total interest-bearing deposits	3,102,790	1,262	0.16	3,043,767	1,540	0.20
Advances from Federal Home Loan Bank	56,685	562	3.88	50,000	547	4.28
Securities sold under agreements to repurchase	147,438	644	1.71	173,243	654	1.48
Total interest-bearing liabilities	3,306,913	2,468	0.29	3,267,010	2,741	0.33
Non-interest bearing liabilities:
Deposits	1,180,024			1,071,592
Other	101,081			106,762
Total liabilities	4,588,018			4,445,364
Shareholder’s equity	503,700			505,841
Total liabilities and shareholder’s equity	$5,091,718			$4,951,205
Net interest income		$44,111			$44,792
Net interest margin (%) (5)			3.73			3.92

Nine months ended September 30	2013			2012
(dollars in thousands)	Average balance	Interest	Yield/ rate (%)	Average balance	Interest	Yield/ rate (%)
Assets:
Other investments (1)	$172,818	$171	0.17	$213,793	$220	0.14
Securities purchased under resale agreements	8,718	25	0.38	—	—	—
Available-for-sale investment and mortgage-related securities	604,761	10,184	2.25	617,021	10,910	2.36
Loans
Residential 1-4 family	1,956,566	70,314	4.79	1,895,295	75,023	5.28
Commercial real estate	431,250	14,400	4.45	399,358	13,874	4.63
Home equity line of credit	665,969	14,654	2.94	575,781	11,814	2.74
Residential land	22,354	1,016	6.06	37,081	1,692	6.08
Commercial loans	714,258	21,939	4.10	714,452	23,663	4.42
Consumer loans	118,995	7,241	8.13	99,192	7,175	9.66
Total loans (2), (3)	3,909,392	129,564	4.42	3,721,159	133,241	4.78
Total interest-earning assets (4)	4,695,689	139,944	3.98	4,551,973	144,371	4.23
Allowance for loan losses	(42,556)			(39,029)
Non-interest-earning assets	425,046			430,198
Total assets	$5,078,179			$4,943,142
Liabilities and shareholder’s equity:
Savings	$1,799,469	$782	0.06	$1,719,872	$874	0.07
Interest-bearing checking	656,121	76	0.02	610,139	86	0.02
Money market	182,037	174	0.13	206,919	256	0.16
Time certificates	460,566	2,838	0.82	528,295	3,799	0.96
Total interest-bearing deposits	3,098,193	3,870	0.17	3,065,225	5,015	0.22
Advances from Federal Home Loan Bank	52,674	1,639	4.10	50,000	1,629	4.28
Securities sold under agreements to repurchase	146,410	1,909	1.72	178,751	2,047	1.51
Total interest-bearing liabilities	3,297,277	7,418	0.30	3,293,976	8,691	0.35
Non-interest bearing liabilities:
Deposits	1,171,384			1,041,433
Other	105,400			107,929
Total liabilities	4,574,061			4,443,338
Shareholder’s equity	504,118			499,804
Total liabilities and shareholder’s equity	$5,078,179			$4,943,142
Net interest income		$132,526			$135,680
Net interest margin (%) (5)			3.77			3.98

___________________________________________
(1)         Includes federal funds sold, interest bearing deposits and stock in the FHLB of Seattle ($95 million and $98 million as of September 30, 2013 and 2012, respectively)
(2)    Includes loans held for sale.
(3)    Includes loan fees of $1.3 million and $1.0 million for the three months ended September 30, 2013 and 2012, respectively, and $4.1 million and $3.5 million for the nine months ended September 30, 2013 and 2012, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans, includes nonaccrual loans.
(4)    Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $0.2 million for the three months ended September 30, 2013 and 2012, and $0.7 million and $0.6 million for the nine months ended September 30, 2013 and 2012, respectively.
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

                        Loan portfolio.  ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. The composition of ASB’s loan portfolio was as follows:

	September 30, 2013		December 31, 2012
(dollars in thousands)	Balance	% of total	Balance	% of total
Real estate loans:
Residential 1-4 family	$2,015,082	49.7	$1,866,450	49.2
Commercial real estate	405,037	10.0	375,677	9.9
Home equity line of credit	703,210	17.3	630,175	16.6
Residential land	18,400	0.4	25,815	0.7
Commercial construction	51,067	1.3	43,988	1.2
Residential construction	10,460	0.3	6,171	0.2
Total real estate loans, net	3,203,256	79.0	2,948,276	77.8
Commercial loans	749,733	18.5	721,349	19.0
Consumer loans	102,400	2.5	121,231	3.2
	4,055,389	100.0	3,790,856	100.0
Less: Deferred fees and discounts	(9,205)		(11,638)
Allowance for loan losses	(41,052)		(41,985)
Total loans, net	$4,005,132		$3,737,233

                        The increase in the total loan portfolio during the first nine months of 2013 compared to the same period in 2012 was primarily due to an increase in originated ASB’s residential 1-4 family, home equity lines of credit and commercial real estate loan portfolios and is in line with ASB’s portfolio mix target and loan growth strategy.

        On August 1, 2013, ASB completed the sale of its $25 million credit card portfolio to First Bankcard, a division of First National Bank of Omaha. As part of the sale agreement, through First Bankcard, ASB will be able to offer ASB customers a greater variety of business and consumer credit card products, an enhanced rewards program, and regular marketing support. First Bankcard supports more than 500 partners with 5,700 retail branches, owning over 4 million credit card accounts.

                                                Home equity — key credit statistics.

	September 30, 2013	December 31, 2012
Outstanding balance (in thousands)	$703,210	$630,175
Percent of portfolio in first lien position	36.5%	29.9%
Net charge-off ratio	0.09%	0.10%
Delinquency ratio	0.27%	0.40%

			End of draw period – interest only			Current
September 30, 2013	Total	Interest only	2013-2014	2015-2017	Thereafter	amortizing
Outstanding balance (in thousands)	$703,210	$529,349	$112	$11,753	$517,484	$173,861
% of total	100%	75%	—%	2%	73%	25%

                        The home equity line of credit (HELOC) portfolio makes up 17% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable rate term loan with a 20-year amortization period. This product type comprises 90% of the total HELOC portfolio and is the current product offering. Within this product type, borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed rate loan with level principal and interest payments. As of September 30, 2013, approximately 15% of the portfolio balances are amortizing loans under the Fixed Rate Loan Option. Nearly all originations prior to 2008 consisted of amortizing equity lines that have structured principal payments during the draw period. These older vintage equity lines represent 10% of the portfolio and are included in the amortizing balances identified in the table above.

Loan portfolio risk elements.  See Note 4 of HEI’s “Notes to Consolidated Financial Statements.”

Investment and mortgage-related securities.  ASB’s investment portfolio was comprised as follows:

	September 30, 2013		December 31, 2012
(dollars in thousands)	Balance	% of total	Balance	% of total
Federal agency obligations	$98,265	18%	$171,491	26%
Mortgage-related securities — FNMA, FHLMC and GNMA	357,977	67	417,383	62
Municipal bonds	79,022	15	82,484	12
	$535,264	100%	$671,358	100%

Principal and interest on mortgage-related securities issued by Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA) are guaranteed by the issuer and, in the case of GNMA, backed by the full faith and credit of the U.S. The decrease in federal agency obligations was primarily due to the sale of $70 million of agency obligations in the second quarter of 2013. The decrease in mortgage-related securities was due to paydowns in the portfolio.

Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Deposit retention and growth will remain challenging in the current environment due to competition for deposits and the low level of short-term interest rates. Advances from the FHLB of Seattle and securities sold under agreements to repurchase continue to be additional sources of funds. Advances from the FHLB of Seattle have increased from $50 million at December 31, 2012 to $100 million at September 30, 2013. As of September 30, 2013, ASB’s costing liabilities consisted of 95% deposits and 5% other borrowings compared to 96% deposits and 4% borrowings at December 31, 2012. The weighted average cost of deposits for the first nine months of 2013 was 0.12%, compared to 0.16% for the first nine months of 2012.

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

As of September 30, 2013, ASB had unrealized losses, net of taxes, on available-for-sale investments and mortgage-related securities (including securities pledged for repurchase agreements) in AOCI of $1 million compared to unrealized gains, net of taxes, on available-for-sale investments and mortgage-related securities (including securities pledged for repurchase agreements) in AOCI of $11 million as of December 31, 2012. The decrease in AOCI was due to the impact of rising interest rates on the fair value of ASB’s investment and mortgage-related securities. See “Item 3. Quantitative and qualitative disclosures about market risk.”

During the first nine months of 2013, ASB recorded a provision for loan losses of $1.0 million primarily due to net charge-offs during the year for consumer, commercial and HELOC loans, and growth in the loan portfolio, partly offset by the release of reserves for the credit card and residential land loan portfolios. During the first nine months of 2012, ASB recorded a provision for loan losses of $9.5 million primarily due to net charge-offs during the year for 1-4 family, residential land, commercial and consumer loans. Continued financial stress on ASB’s customers may result in higher levels of delinquencies and losses.

	Nine months ended September 30		Year ended December 31
(in thousands)	2013	2012	2012
Allowance for loan losses, January 1	$41,985	$37,906	$37,906
Provision for loan losses	953	9,504	12,883
Less: net charge-offs	1,886	7,600	8,804
Allowance for loan losses, end of period	$41,052	$39,810	$41,985
Ratio of allowance for loan losses, end of period, to end of period loans outstanding	1.01%	1.06%	1.11%
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.06%	0.27%	0.24%

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

On May 22, 2012, the Bureau issued the Final Remittance Rule (an amendment to Regulation E). It is effective on October 28, 2013. For consumer international wires, the rule now provides flexibility regarding the disclosure of foreign taxes, as well as fees imposed by a designated recipient’s institution for receiving a remittance transfer in an account. Second, the rule limits a remittance transfer provider’s obligation to disclose foreign taxes to those imposed by a country’s central government. And third, the rule revises the error resolution provisions that apply when a remittance transfer is not delivered to a designated recipient because the sender provided incorrect or insufficient information, and, in particular, when a sender provides an incorrect account number and that incorrect account number results in the funds being deposited in the wrong account.

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

The “Durbin Amendment” to the Dodd-Frank Act required the FRB to issue rules to ensure that debit card interchange fees are “reasonable and proportional” to the processing costs incurred. In June 2011, the FRB issued a final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. Under the final rule, effective October 1, 2011, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is 21-24 cents, depending on certain components. Financial institutions and their affiliates that have less than $10 billion in assets are exempt from this Amendment; however, on July 1, 2013, ASB became non-exempt as the consolidated assets of HEI exceeded $10 billion. For the third quarter of 2013, ASB had earned an average of 23 cents per electronic debit transaction. ASB estimates debit card interchange fees to be lower, as a result of the application of this Amendment, by approximately $1.4 million after tax for the remainder of 2013 and approximately $6 million after tax in 2014.

Many of the provisions of the Dodd-Frank Act, as amended, will not become effective until implementing regulations are issued and effective.

Final Capital Rule.  On July 2, 2013, the FRB finalized its rule implementing the Basel III regulatory capital framework. The final rule would apply to banking organizations of all sizes and types regulated by the FRB and the OCC, except bank holding companies subject to the FRB’s Small Bank Holding Company Policy Statement and Savings & Loan Holding Companies (SLHCs) substantially engaged in insurance underwriting or commercial activities. HEI currently meets the requirements of the exemption as a top-tier grandfathered unitary SLHC that derived, as of June 30 of the previous calendar year, either 50% or more of its total consolidated assets or 50% or more of its total revenues on an enterprise-wide basis (calculated under GAAP) from activities that are not financial in nature pursuant to Section 4(k) of the Bank Holding Company Act. The FRB is temporarily excluding these SLHCs from the final rule while it considers a proposal relating to capital and other requirements for SLHC intermediate holding companies. The FRB anticipates that it will release a proposal on intermediate holding companies in the near term that would specify the criteria for establishing and transferring activities to intermediate holding companies and propose to apply the FRB’s capital requirements to such intermediate holding companies.

Pursuant to the final rule and consistent with the proposals, all banking organizations, including covered holding companies, would be subject to the following minimum regulatory capital requirements: a common equity tier 1 capital ratio of 4.5%, a tier 1 capital ratio of 6%, a total capital ratio of 8% of risk-weighted assets and a leverage ratio of 4%. In order to avoid restrictions on capital distributions and discretionary bonus payments to executive officers, the final rule requires a banking organization to hold a buffer of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets (capital conservation buffer). In addition, a countercyclical capital buffer would expand the capital conservation buffer by up to 2.5% of a banking organization’s total risk-weighted assets for advanced approaches banking organizations. The final rule would establish qualification criteria for common equity, additional tier 1 and tier 2 capital instruments that help to ensure their ability to absorb losses. All banking organizations would be required to calculate risk-weighted assets under the standardized approach, which harmonizes the banking agencies’ calculation of risk-weighted assets and address shortcomings in risk-based capital requirements identified by the agencies.

Minimum Capital Requirements

Effective dates	1/1/2015	1/1/2016	1/1/2017	1/1/2018	1/1/2019
Capital conservation buffer		0.625%	1.25%	1.875%	2.50%
Common equity ratio + conservation buffer	4.50%	5.125%	5.75%	6.375%	7.00%
Tier 1 capital ratio + conservation buffer	6.00%	6.625%	7.25%	7.875%	8.50%
Total capital ratio + conservation buffer	8.00%	8.625%	9.25%	9.875%	10.50%
Tier 1 leverage ratio	4.00%	4.00%	4.00%	4.00%	4.00%
Countercyclical capital buffer — not applicable to ASB		0.625%	1.25%	1.875%	2.50%

The final rule is effective January 1, 2015 for ASB. Subject to the timing and final outcome of the FRB’s SLHC intermediate holding company proposal, HEI anticipates that the capital requirements in the final rule will be effective for HEI or ASHI on January 1, 2015 as well. HEI and ASB have reviewed the final rule and the impact to capital ratios. If the final rules were currently applicable to HEI and ASB, management believes HEI and ASB would satisfy the new capital requirements, including the fully phased-in capital conservation buffer.

Commitments and contingencies.  See Note 4 of HEI’s “Notes to Consolidated Financial Statements.”

FINANCIAL CONDITION

Liquidity and capital resources.

(dollars in millions)	September 30, 2013	December 31, 2012	% change
Total assets	$5,159	$5,042	2
Available-for-sale investment and mortgage-related securities	535	671	(20)
Loans receivable held for investment, net	4,005	3,737	7
Deposit liabilities	4,311	4,230	2
Other bank borrowings	240	196	22

As of September 30, 2013, ASB was one of Hawaii’s largest financial institutions based on assets of $5.2 billion and deposits of $4.3 billion.

As of September 30, 2013, ASB’s unused FHLB borrowing capacity was approximately $1.0 billion. As of September 30, 2013, ASB had commitments to borrowers for loan commitments and unused lines and letters of credit of $1.6 billion. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.

For the first nine months of 2013, net cash provided by ASB’s operating activities was $64 million. Net cash used during the same period by ASB’s investing activities was $149 million, primarily due to a net increase in loans receivable of $294 million, purchases of investment and mortgage-related securities of $40 million and additions to premises and equipment of $9 million, partly offset by proceeds from the sale of investment securities of $71 million, repayments of investment and mortgage-related securities of $84 million, proceeds from the sale of the credit card portfolio of $26 million, proceeds from the sale of real estate acquired in settlement of loans of $9 million and redemption of stock from FHLB of Seattle of $3 million. Net cash provided in financing activities during this period was $91 million, primarily due to proceeds from FHLB advances of $120 million and net increases in deposit liabilities of $81 million, partly offset by repayments on FHLB advances of $70 million, a net decrease in retail repurchase agreements of $6 million, a net decrease in mortgage escrow deposits of $4 million and the payment of $30 million in common stock dividends to HEI (through ASHI).

FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of September 30, 2013, ASB was well-capitalized (minimum ratio requirements noted in parentheses) with a leverage ratio of 9.3% (5.0%), a Tier-1 risk-based capital ratio of 11.5% (6.0%) and a total risk-based capital ratio of 12.5% (10.0%). FRB approval is required before ASB can pay a dividend or otherwise make a capital distribution to HEI (through ASHI).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company considers interest-rate risk (a non-trading market risk) to be a very significant market risk for ASB as it could potentially have a significant effect on the Company’s results of operations, financial condition and liquidity. For additional quantitative and qualitative information about the Company’s market risks, see pages 82 to 84, HEI’s Quantitative and Qualitative Disclosures About Market Risk, in Part II, Item 7A of HEI’s 2012 Form 10-K and Hawaiian Electric’s Quantitative and Qualitative Disclosures About Market Risk, which is incorporated into Part II, Item 7A of Hawaiian Electric’s 2012 Form 10-K by reference to Exhibit 99.2.

ASB’s interest-rate risk sensitivity measures as of September 30, 2013 and December 31, 2012 constitute “forward-looking statements” and were as follows:

	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
Change in interest rates (basis points)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
+300	1.9%	1.6%	(9.5)%	(9.4)%
+200	0.7	0.5	(5.8)	(4.9)
+100	0.1	0.1	(2.6)	(1.9)
-100	(0.5)	(0.2)	(1.0)	(1.7)

Management believes that ASB’s interest rate risk position as of September 30, 2013 represents a reasonable level of risk. Net interest income (NII) sensitivity as of September 30, 2013 was slightly more asset sensitive for larger increases in rates compared to December 31, 2012 due to changes in assumptions about the rate sensitivity of certain non-maturity or core deposits.

ASB’s base economic value of equity (EVE) increased to $891 million as of September 30, 2013 compared to $767 million as of December 31, 2012 due to changes in the assumptions about the behavior of core deposits.

The change in EVE was more sensitive to rising rate scenarios as of September 30, 2013 compared to December 31, 2012 due to the steepening of the yield curve which extended the duration of residential mortgages, and shifts in the mix of residential mortgages, investments and commitment to sell loans. The impact of the steepened curve and change in mix was partially mitigated by changes in assumption about the behavior of certain core deposits.

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

Item 4. Controls and Procedures

HEI:

Changes in Internal Control over Financial Reporting

During the third quarter of 2013, there were no changes in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Constance H. Lau, HEI Chief Executive Officer, and James A. Ajello, HEI Chief Financial Officer, have evaluated the disclosure controls and procedures of HEI as of September 30, 2013. Based on their evaluations, as of September 30, 2013, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by HEI in reports HEI files or submits under the Securities Exchange Act of 1934:

(1)   is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and
(2)   is accumulated and communicated to HEI management, including HEI’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Hawaiian Electric:

Changes in Internal Control over Financial Reporting

During the third quarter of 2013, there were no changes in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of Hawaiian Electric and its subsidiaries’ internal control over financial reporting as of September 30, 2013 that has materially affected, or is reasonably likely to materially affect, Hawaiian Electric and its subsidiaries’ internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Richard M. Rosenblum, Hawaiian Electric Chief Executive Officer, and Tayne S. Y. Sekimura, Hawaiian Electric Chief Financial Officer, have evaluated the disclosure controls and procedures of Hawaiian Electric as of September 30, 2013. Based on their evaluations, as of September 30, 2013, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by Hawaiian Electric in reports Hawaiian Electric files or submits under the Securities Exchange Act of 1934:

(1)        is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and
(2)        is accumulated and communicated to Hawaiian Electric management, including Hawaiian Electric’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The descriptions of legal proceedings (including judicial proceedings and proceedings before the PUC and environmental and other administrative agencies) in HEI’s Form 10-K (see “Part I. Item 3. Legal Proceedings” and proceedings referred to therein) and this Form 10-Q (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 4 of HEI’s “Notes to Consolidated Financial Statements” and Hawaiian Electric’s “Notes to Consolidated Financial Statements”) are incorporated by reference in this Item 1. With regard to any pending legal proceeding, alternative dispute resolution, such as mediation or settlement, may be pursued where appropriate, with such efforts typically maintained in confidence unless and until a resolution is achieved. Certain HEI subsidiaries (including Hawaiian Electric and its subsidiaries and ASB) may also be involved in ordinary routine PUC proceedings, environmental proceedings and litigation incidental to their respective businesses.

Item 1A. Risk Factors

For information about Risk Factors, see pages 70 to 79 of HEI’s Form 10-Q for the quarter ended March 31, 2013, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk,” HEI’s Consolidated Financial Statements and Hawaiian Electric’s Consolidated Financial Statements herein. Also, see “Forward-Looking Statements” on pages iv and v herein.

Item 5. Other Information

A.            Ratio of earnings to fixed charges.

	Nine months ended September 30		Years ended December 31
	2013	2012	2012	2011	2010	2009	2008
HEI and Subsidiaries
Excluding interest on ASB deposits	3.65	3.75	3.28	3.22	2.89	2.29	2.06
Including interest on ASB deposits	3.51	3.56	3.14	3.03	2.64	1.95	1.71
Hawaiian Electric and Subsidiaries	3.80	4.06	3.37	3.52	2.88	2.99	3.48

See HEI Exhibit 12.1 and Hawaiian Electric Exhibit 12.2.

B.            Hawaii Electric Light Note Purchase and Guaranty Agreement.

On October 7, 2013, Hawaiian Electric filed a Form 8-K regarding the entry by Hawaiian Electric and each of its electric utility subsidiaries, Maui Electric and Hawaii Electric Light, into separate note purchase agreements, with Hawaiian Electric being a party to each of the Maui Electric and Hawaii Electric Light Note Purchase and Guaranty Agreements, as guarantor. Copies of the note purchase agreements with Hawaiian Electric, Maui Electric and Hawaii Electric Light were included as Exhibits 4(a), 4(b) and 4(c), respectively, to the Form 8-K filed on October 7, 2013. Hawaii Electric Light’s Note Purchase and Guaranty Agreement incorrectly identified in Schedule A that PHL Variable Insurance Company (Purchaser) had purchased Series A Notes, when in fact the Purchaser had purchased Series B Notes. The error in the original document has been corrected, and Exhibit 4 to this Form 10-Q is being filed solely to correct the corresponding error in Exhibit 4(c) to the Form 8-K filed on October 7, 2013 and replaces that Exhibit 4(c) in its entirety.

Item 6. Exhibits

HEI Exhibit 12.1	Hawaiian Electric Industries, Inc. and Subsidiaries of ratio of earnings to fixed charges, nine months ended September 30, 2013 and 2012 and years ended December 31, 2012, 2011, 2010, 2009 and 2008

HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of James A. Ajello (HEI Chief Financial Officer)

HEI Exhibit 32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350

HEI Exhibit 101.INS	XBRL Instance Document

HEI Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

HEI Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

HEI Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

HEI Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

HEI Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Hawaiian Electric Exhibit 4	Note Purchase and Guaranty Agreement among Hawaii Electric Light Company, Inc. and the Purchasers that are parties thereto, dated as of October 3, 2013 (refer to Part II, Item 5.B.)

Hawaiian Electric Exhibit 12.2
Hawaiian Electric Company, Inc. and Subsidiaries
Computation of ratio of earnings to fixed charges, nine months ended September 30, 2013 and 2012 and years ended December 31, 2012, 2011, 2010, 2009 and 2008

Hawaiian Electric Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Richard M. Rosenblum (Hawaiian Electric Chief Executive Officer)

Hawaiian Electric Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (Hawaiian Electric Chief Financial Officer)

Hawaiian Electric Exhibit 32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Richard M. Rosenblum
	Constance H. Lau		Richard M. Rosenblum
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ James A. Ajello	By	/s/ Tayne S. Y. Sekimura
	James A. Ajello		Tayne S. Y. Sekimura
	Executive Vice President and		Senior Vice President
	Chief Financial Officer		and Chief Financial Officer
	(Principal Financial and Accounting		(Principal Financial Officer of Hawaiian Electric)
Officer of HEI)

Date: November 7, 2013		Date: November 7, 2013