Form 10-Q
period 2015-06-30
HAWAIIAN ELECTRIC CO INC; HAWAIIAN ELECTRIC INDUSTRIES INC
filed 2015-08-10
CIK 46207, 354707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

Hawaiian Electric Industries, Inc.	Large accelerated filer ☒	Hawaiian Electric Company, Inc.	Large accelerated filer ☐
	Accelerated filer ☐		Accelerated filer ☐
	Non-accelerated filer ☐		Non-accelerated filer ☒
	(Do not check if a smaller reporting company)		(Do not check if a smaller reporting company)
	Smaller reporting company ☐		Smaller reporting company ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding July 31, 2015
Hawaiian Electric Industries, Inc. (Without Par Value)	107,456,645 Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	15,805,327 Shares (not publicly traded)
Hawaiian Electric Industries, Inc. (HEI) is the sole holder of Hawaiian Electric Company, Inc. (Hawaiian Electric) common stock.
This combined Form 10-Q is separately filed by HEI and Hawaiian Electric. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to the other registrant, except that information relating to Hawaiian Electric is also attributed to HEI.

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended June 30, 2015

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
1		Consolidated Statements of Income - three and six months ended June 30, 2015 and 2014
2		Consolidated Statements of Comprehensive Income - three and six months ended June 30, 2015 and 2014
3		Consolidated Balance Sheets - June 30, 2015 and December 31, 2014
4		Consolidated Statements of Changes in Shareholders’ Equity - six months ended June 30, 2015 and 2014
5		Consolidated Statements of Cash Flows - six months ended June 30, 2015 and 2014
Hawaiian Electric Company, Inc. and Subsidiaries
6		Consolidated Statements of Income - three and six months ended June 30, 2015 and 2014
6		Consolidated Statements of Comprehensive Income - three and six months ended June 30, 2015 and 2014
7		Consolidated Balance Sheets - June 30, 2015 and December 31, 2014
8		Consolidated Statements of Changes in Common Stock Equity - six months ended June 30, 2015 and 2014
9		Consolidated Statements of Cash Flows - six months ended June 30, 2015 and 2014
10		Notes to Consolidated Financial Statements
62	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
62		HEI consolidated
66		Electric Utilities
77		Bank
85	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
86	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
86	Item 1.	Legal Proceedings
87	Item 1A.	Risk Factors
87	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
87	Item 5.	Other Information
88	Item 6.	Exhibits
89	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended June 30, 2015

GLOSSARY OF TERMS

Terms	Definitions
AES Hawaii	AES Hawaii, Inc.
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income/(loss)
ARO	Asset retirement obligation
ASB	American Savings Bank, F.S.B., a wholly-owned subsidiary of ASB Hawaii, Inc.
ASB Hawaii	ASB Hawaii, Inc. (formerly American Savings Holdings, Inc.), a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CIP CT-1	Campbell Industrial Park 110 MW combustion turbine No. 1
CIS	Customer Information System
Company
Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under Hawaiian Electric); ASB Hawaii, Inc. and its subsidiary, American Savings Bank, F.S.B.; HEI Properties, Inc.; Hawaiian Electric Industries Capital Trust II and Hawaiian Electric Industries Capital Trust III (inactive financing entities); and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.).

Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
DBEDT	State of Hawaii Department of Business, Economic Development and Tourism
D&O	Decision and order
DG	Distributed generation
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOH	Department of Health of the State of Hawaii
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
DSM	Demand-side management
ECAC	Energy cost adjustment clause
EGU	Electrical generating unit
EIP	2010 Equity and Incentive Plan, as amended and restated
Energy Agreement
Agreement, dated October 20, 2008, signed by the Governor of the State of Hawaii, the State of Hawaii Department of Business, Economic Development and Tourism, the Division of Consumer Advocacy of the Department of Commerce and Consumer Affairs, and Hawaiian Electric, for itself and on behalf of its electric utility subsidiaries, committing to actions to develop renewable energy and reduce dependence on fossil fuels in support of the HCEI. In September 2014, the parties to the Energy Agreement concluded that the agreements and policy directives in the Energy Agreement had been advanced or superseded by subsequent events, as well as by decisions and orders issued by the PUC, and accordingly ended the Energy Agreement as of September 14, 2014.

EPA	Environmental Protection Agency — federal
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act of 1974, as amended
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
federal	U.S. Government
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas

GLOSSARY OF TERMS, continued

Terms	Definitions
GNMA	Government National Mortgage Association
HCEI	Hawaii Clean Energy Initiative
Hawaii Electric Light	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.
Hawaiian Electric
Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Hawaii Electric Light Company, Inc., Maui Electric Company, Limited, HECO Capital Trust III (unconsolidated financing subsidiary), Renewable Hawaii, Inc. and Uluwehiokama Biofuels Corp.

HIE	Hawaii Independent Energy, LLC
HEI
Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc., HEI Properties, Inc., Hawaiian Electric Industries Capital Trust II, Hawaiian Electric Industries Capital Trust III and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.)

HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELOC	Home equity line of credit
Hpower	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IPP	Independent power producer
IRP	Integrated resource planning
Kalaeloa	Kalaeloa Partners, L.P.
kW	Kilowatt/s (as applicable)
KWH	Kilowatthour/s (as applicable)
LTIP	Long-term incentive plan
LGD	Loss given default
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
Merger
As provided in the Merger Agreement, merger of Merger Sub I with and into HEI, with HEI surviving, and then merger of HEI with and into Merger Sub II, with Merger Sub II surviving as a wholly owned subsidiary of NEE

Merger Agreement	Agreement and Plan of Merger by and among HEI, NEE, Merger Sub II and Merger Sub I, dated December 3, 2014
Merger Sub I	NEE Acquisition Sub II, Inc., a Delaware corporation and a wholly owned subsidiary of NEE
Merger Sub II	NEE Acquisition Sub I, LLC, a Delaware limited liability company and a wholly owned subsidiary of NEE
MOU	Memorandum of understanding
MW	Megawatt/s (as applicable)
NEE	NextEra Energy, Inc.
NII	Net interest income
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PUC	Public Utilities Commission of the State of Hawaii
PV	Photovaltaic
RAM	Rate adjustment mechanism
RBA	Revenue balancing account
RFP	Request for proposals
ROACE	Return on average common equity
RORB	Return on rate base
RPS	Renewable portfolio standards
SAR	Stock appreciation right
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
Spin-Off	The distribution to HEI shareholders of all of the common stock of ASB Hawaii immediately prior to the Merger
TDR	Troubled debt restructuring
Trust III	HECO Capital Trust III
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIE	Variable interest entity

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
Risks, uncertainties and other important factors that could cause actual results to differ materially from those described in forward-looking statements and from historical results include, but are not limited to, the following:

•
the successful and timely completion of the proposed Merger with NextEra Energy, Inc. (NEE), which could be materially and adversely affected by, among other things, resolving the litigation brought in connection with the proposed Merger, obtaining (and the timing and terms and conditions of) required governmental and regulatory approvals, and ability to maintain relationships with employees, customers or suppliers, as well as the ability to integrate the businesses;

•	the ability of ASB to operate successfully after the Spin-Off of its parent ASB Hawaii;

•
international, national and local economic conditions, including the state of the Hawaii tourism, defense and construction industries, the strength or weakness of the Hawaii and continental U.S. real estate markets (including the fair value and/or the actual performance of collateral underlying loans held by American Savings Bank, F.S.B. (ASB), which could result in higher loan loss provisions and write-offs), decisions concerning the extent of the presence of the federal government and military in Hawaii, the implications and potential impacts of U.S. and foreign capital and credit market conditions and federal, state and international responses to those conditions, and the potential impacts of global developments (including global economic conditions and uncertainties, unrest, ongoing conflicts in North Africa and the Middle East, terrorist acts, potential conflict or crisis with North Korea or Iran, developments in the Ukraine and potential pandemics);

•	the effects of future actions or inaction of the U.S. government or related agencies, including those related to the U.S. debt ceiling and monetary policy;

•
weather and natural disasters (e.g., hurricanes, earthquakes, tsunamis, lightning strikes, lava flows and the potential effects of climate change, such as more severe storms and rising sea levels), including their impact on the Company's and Utilities' operations and the economy;

•	the timing and extent of changes in interest rates and the shape of the yield curve;

•
the ability of the Company and the Utilities to access the credit and capital markets (e.g., to obtain commercial paper and other short-term and long-term debt financing, including lines of credit, and, in the case of HEI, to issue common stock) under volatile and challenging market conditions, and the cost of such financings, if available;

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

•
the PUC’s potential delay in considering (and potential disapproval of actual or proposed) Hawaii Clean Energy Initiative (HCEI)-related costs; reliance by the Utilities on outside parties such as the state, independent power producers (IPPs) and developers; potential changes in political support for the HCEI; and uncertainties surrounding solar power, wind power, proposed undersea cables, biofuels, environmental assessments and the impacts of implementation of the HCEI on future costs of electricity);

•
the ability of the Utilities to develop, implement and recover the costs of implementing the Utilities’ action plans and business model changes that are being developed in response to the four orders that the Public Utilities Commission of the State of Hawaii (PUC) issued in April 2014, in which the PUC: directed the Utilities to develop, among other things, Power Supply Improvement Plans, a Demand Response Portfolio Plan and a Distributed Generation Interconnection Plan; described the PUC’s inclinations on the future of Hawaii’s electric utilities and the vision, business strategies and regulatory policy changes required to align the Utilities’ business model with customer interests and the state’s public policy goals; and emphasized the need to “leap ahead” of other states in creating a 21st century generation system and modern transmission and distribution grids;

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

•
the continued availability to the electric utilities of other cost recovery mechanisms, including the purchased power adjustment clauses (PPACs), rate adjustment mechanisms (RAMs) and pension and postretirement benefits other than pensions (OPEB) tracking mechanisms, and the continued decoupling of revenues from sales to mitigate the effects of declining kilowatthour sales;

•	the impact of fuel price volatility on customer satisfaction and political and regulatory support for the Utilities;

•
the risks associated with increasing reliance on renewable energy, including the availability and cost of non-fossil fuel supplies for renewable energy generation and the operational impacts of adding intermittent sources of renewable energy to the electric grid;

•
the growing risk that energy production from renewable generating resources may be curtailed and the interconnection of additional resources will be constrained as more generating resources are added to the Utilities' electric systems and as customers reduce their energy usage;

•	the ability of IPPs to deliver the firm capacity anticipated in their power purchase agreements (PPAs);

•	the potential that, as IPP contracts near the end of their terms, there may be less economic incentive for the IPPs to make investments in their units to ensure the availability of their units;

•	the ability of the Utilities to negotiate, periodically, favorable agreements for significant resources such as fuel supply contracts and collective bargaining agreements;

•	new technological developments that could affect the operations and prospects of HEI and ASB or their competitors;

•	new technological developments, such as the commercial development of energy storage and microgrids, that could affect the operations of the Utilities;

•
cyber security risks and the potential for cyber incidents, including potential incidents at HEI, ASB and the Utilities (including at ASB branches and electric utility plants) and incidents at data processing centers they use, to the extent not prevented by intrusion detection and prevention systems, anti-virus software, firewalls and other general information technology controls;

•
federal, state, county and international governmental and regulatory actions, such as existing, new and changes in laws, rules and regulations applicable to HEI, the Utilities and ASB (including changes in taxation, increases in capital requirements, regulatory policy changes, environmental laws and regulations (including resulting compliance costs and risks of fines and penalties and/or liabilities), the regulation of greenhouse gas (GHG) emissions, governmental fees and assessments (such as Federal Deposit Insurance Corporation assessments), and potential carbon “cap and trade” legislation that may fundamentally alter costs to produce electricity and accelerate the move to renewable generation);

•
developments in laws, regulations, and policies governing protections for historic, archaeological, and cultural sites, and plant and animal species and habitats, as well as developments in the implementation and enforcement of such laws, regulations, and policies;

•
discovery of conditions that may be attributable to historical chemical releases, including any necessary investigation and remediation, and any associated enforcement, litigation, or regulatory oversight;

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

•
potential enforcement actions by the Office of the Comptroller of the Currency (OCC), the Federal Reserve Board (FRB), the Federal Deposit Insurance Corporation (FDIC) and/or other governmental authorities (such as consent orders, required corrective actions, restrictions and penalties that may arise, for example, with respect to compliance deficiencies under existing or new banking and consumer protection laws and regulations or with respect to capital adequacy);

•	the ability of the Utilities to recover increasing costs and earn a reasonable return on capital investments not covered by RAMs;

•
the risks associated with the geographic concentration of HEI’s businesses and ASB’s loans, ASB’s concentration in a single product type (i.e., first mortgages) and ASB’s significant credit relationships (i.e., concentrations of large loans and/or credit lines with certain customers);

•
changes in accounting principles applicable to HEI, the Utilities and ASB, including the adoption of new U.S. accounting standards, the potential discontinuance of regulatory accounting and the effects of potentially required consolidation of variable interest entities (VIEs) or required capital lease accounting for PPAs with IPPs;

•	changes by securities rating agencies in their ratings of the securities of HEI and Hawaiian Electric and the results of financing efforts;

•	faster than expected loan prepayments that can cause an acceleration of the amortization of premiums on loans and investments and the impairment of mortgage-servicing assets of ASB;

•	changes in ASB’s loan portfolio credit profile and asset quality which may increase or decrease the required level of provision for loan losses, allowance for loan losses and charge-offs;

•	changes in ASB’s deposit cost or mix which may have an adverse impact on ASB’s cost of funds;

•	the final outcome of tax positions taken by HEI, the Utilities and ASB;

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

v

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands, except per share amounts)	2015	2014	2015	2014
Revenues
Electric utility	$558,163	$738,429	$1,131,605	$1,458,491
Bank	65,783	60,616	130,131	124,235
Other	(34)	(388)	38	(320)
Total revenues	623,912	798,657	1,261,774	1,582,406
Expenses
Electric utility	492,002	668,361	1,007,808	1,317,757
Bank	46,057	42,660	89,774	83,748
Other	13,123	4,453	21,956	8,504
Total expenses	551,182	715,474	1,119,538	1,410,009
Operating income (loss)
Electric utility	66,161	70,068	123,797	140,734
Bank	19,726	17,956	40,357	40,487
Other	(13,157)	(4,841)	(21,918)	(8,824)
Total operating income	72,730	83,183	142,236	172,397
Interest expense, net—other than on deposit liabilities and other bank borrowings	(18,906)	(20,022)	(38,006)	(39,478)
Allowance for borrowed funds used during construction	682	523	1,181	1,137
Allowance for equity funds used during construction	1,896	1,387	3,309	2,996
Income before income taxes	56,402	65,071	108,720	137,052
Income taxes	20,911	23,317	40,890	49,038
Net income	35,491	41,754	67,830	88,014
Preferred stock dividends of subsidiaries	473	473	946	946
Net income for common stock	$35,018	$41,281	$66,884	$87,068
Basic earnings per common share	$0.33	$0.41	$0.63	$0.86
Diluted earnings per common share	$0.33	$0.41	$0.63	$0.85
Dividends per common share	$0.31	$0.31	$0.62	$0.62
Weighted-average number of common shares outstanding	107,418	101,495	105,361	101,439
Net effect of potentially dilutive shares	276	330	298	606
Adjusted weighted-average shares	107,694	101,825	105,659	102,045

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2015	2014	2015	2014
Net income for common stock	$35,018	$41,281	$66,884	$87,068
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of (taxes) benefits of $2,439, $(1,679), $161 and $(3,343) for the respective periods	(3,694)	2,543	(243)	5,063
Less: reclassification adjustment for net realized gains included in net income, net of taxes of nil, nil, nil and $1,132 for the respective periods	—	—	—	(1,715)
Derivatives qualified as cash flow hedges:
Less: reclassification adjustment to net income, net of tax benefits of $38, $38, $75 and $75 for the respective periods	59	59	118	118
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $3,691, $1,836, $7,177, and $3,632 for the respective periods	5,780	2,873	11,239	5,686
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $3,359, $1,641, $6,486 and $3,239 for the respective periods	(5,272)	(2,575)	(10,183)	(5,085)
Other comprehensive income (loss), net of taxes	(3,127)	2,900	931	4,067
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$31,891	$44,181	$67,815	$91,135

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(dollars in thousands)	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$300,687	$175,542
Accounts receivable and unbilled revenues, net	269,207	313,696
Available-for-sale investment securities, at fair value	693,520	550,394
Stock in Federal Home Loan Bank, at cost	10,678	69,302
Loans receivable held for investment, net	4,410,817	4,389,033
Loans held for sale, at lower of cost or fair value	5,581	8,424
Property, plant and equipment, net of accumulated depreciation of $2,288,804 and $2,250,950 at the respective dates	4,269,241	4,148,774
Regulatory assets	904,559	905,264
Other	493,151	542,523
Goodwill	82,190	82,190
Total assets	$11,439,631	$11,185,142
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$183,094	$186,425
Interest and dividends payable	25,360	25,336
Deposit liabilities	4,803,271	4,623,415
Short-term borrowings—other than bank	124,543	118,972
Other bank borrowings	314,157	290,656
Long-term debt, net—other than bank	1,506,546	1,506,546
Deferred income taxes	632,718	633,570
Regulatory liabilities	357,089	344,849
Contributions in aid of construction	482,760	466,432
Defined benefit pension and other postretirement benefit plans liability	615,945	632,845
Other	461,335	531,230
Total liabilities	9,506,818	9,360,276
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 107,446,530 shares and 102,565,266 shares at the respective dates	1,626,569	1,521,297
Retained earnings	298,398	296,654
Accumulated other comprehensive loss, net of tax benefits	(26,447)	(27,378)
Total shareholders’ equity	1,898,520	1,790,573
Total liabilities and shareholders’ equity	$11,439,631	$11,185,142

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands, except per share amounts)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2014	102,565	$1,521,297	$296,654	$(27,378)	$1,790,573
Net income for common stock	—	—	66,884	—	66,884
Other comprehensive income, net of taxes	—	—	—	931	931
Issuance of common stock, net	4,882	105,272	—	—	105,272
Common stock dividends ($0.62 per share)	—	—	(65,140)	—	(65,140)
Balance, June 30, 2015	107,447	$1,626,569	$298,398	$(26,447)	$1,898,520
Balance, December 31, 2013	101,260	$1,488,126	$255,030	$(16,750)	$1,726,406
Net income for common stock	—	—	87,068	—	87,068
Other comprehensive income, net of taxes	—	—	—	4,067	4,067
Issuance of common stock, net	300	5,310	—	—	5,310
Common stock dividends ($0.62 per share)	—	—	(62,916)	—	(62,916)
Balance, June 30, 2014	101,560	$1,493,436	$279,182	$(12,683)	$1,759,935

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

Six months ended June 30	2015	2014
(in thousands)
Cash flows from operating activities
Net income	$67,830	$88,014
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	91,731	86,397
Other amortization	4,320	4,014
Provision for loan losses	2,439	2,016
Loans receivable originated and purchased, held for sale	(168,921)	(69,656)
Proceeds from sale of loans receivable, held for sale	173,267	75,040
Increase in deferred income taxes	22,980	28,570
Excess tax benefits from share-based payment arrangements	(984)	(267)
Allowance for equity funds used during construction	(3,309)	(2,996)
Change in cash overdraft	193	(1,038)
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	44,489	(2,986)
Increase in fuel oil stock	(2,362)	(27,206)
Increase in regulatory assets	(19,976)	(17,731)
Decrease in accounts, interest and dividends payable	(56,076)	(64,843)
Change in prepaid and accrued income taxes and utility revenue taxes	(4,390)	(32,510)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	218	(1,714)
Change in other assets and liabilities	(47,146)	(16,909)
Net cash provided by operating activities	104,303	46,195
Cash flows from investing activities
Available-for-sale investment securities purchased	(208,110)	(125,531)
Principal repayments on available-for-sale investment securities	63,568	33,202
Proceeds from sale of available-for-sale investment securities	—	79,564
Redemption of stock from Federal Home Loan Bank	58,623	11,683
Net increase in loans held for investment	(23,206)	(137,122)
Proceeds from sale of real estate acquired in settlement of loans	1,258	2,162
Capital expenditures	(142,236)	(149,253)
Contributions in aid of construction	19,089	13,209
Other	3,308	(16)
Net cash used in investing activities	(227,706)	(272,102)
Cash flows from financing activities
Net increase in deposit liabilities	179,856	152,383
Net increase in short-term borrowings with original maturities of three months or less	5,571	79,693
Net increase (decrease) in retail repurchase agreements	13,508	(2,053)
Proceeds from other bank borrowings	10,000	—
Proceeds from issuance of long-term debt	—	125,000
Repayment of long-term debt	—	(100,000)
Excess tax benefits from share-based payment arrangements	984	267
Net proceeds from issuance of common stock	104,469	3,048
Common stock dividends	(65,140)	(62,916)
Preferred stock dividends of subsidiaries	(946)	(946)
Other	246	(228)
Net cash provided by financing activities	248,548	194,248
Net increase (decrease) in cash and cash equivalents	125,145	(31,659)
Cash and cash equivalents, beginning of period	175,542	220,036
Cash and cash equivalents, end of period	$300,687	$188,377
 The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2015	2014	2015	2014
Revenues	$558,163	$738,429	$1,131,605	$1,458,491
Expenses
Fuel oil	146,231	270,257	323,037	556,557
Purchased power	149,284	188,323	285,291	353,239
Other operation and maintenance	98,864	98,564	202,866	187,170
Depreciation	44,241	41,593	88,484	83,196
Taxes, other than income taxes	53,382	69,624	108,130	137,595
Total expenses	492,002	668,361	1,007,808	1,317,757
Operating income	66,161	70,068	123,797	140,734
Allowance for equity funds used during construction	1,896	1,387	3,309	2,996
Interest expense and other charges, net	(16,288)	(16,852)	(32,613)	(32,575)
Allowance for borrowed funds used during construction	682	523	1,181	1,137
Income before income taxes	52,451	55,126	95,674	112,292
Income taxes	19,111	20,397	34,961	41,644
Net income	33,340	34,729	60,713	70,648
Preferred stock dividends of subsidiaries	229	229	458	458
Net income attributable to Hawaiian Electric	33,111	34,500	60,255	70,190
Preferred stock dividends of Hawaiian Electric	270	270	540	540
Net income for common stock	$32,841	$34,230	$59,715	$69,650

HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2015	2014	2015	2014
Net income for common stock	$32,841	$34,230	$59,715	$69,650
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $3,349, $1,647, $6,490 and $3,252 for the respective periods	5,257	2,588	10,190	5,107
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $3,359, $1,641, $6,486 and $3,239 for the respective periods	(5,272)	(2,575)	(10,183)	(5,085)
Other comprehensive income (loss), net of taxes	(15)	13	7	22
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$32,826	$34,243	$59,722	$69,672

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	June 30, 2015	December 31, 2014
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$52,022	$52,299
Plant and equipment	6,142,229	6,009,482
Less accumulated depreciation	(2,218,703)	(2,175,510)
Construction in progress	196,355	158,616
Utility property, plant and equipment, net	4,171,903	4,044,887
Nonutility property, plant and equipment, less accumulated depreciation of $1,228 and $1,227 at respective dates	6,562	6,563
Total property, plant and equipment, net	4,178,465	4,051,450
Current assets
Cash and cash equivalents	4,470	13,762
Customer accounts receivable, net	139,922	158,484
Accrued unbilled revenues, net	109,444	137,374
Other accounts receivable, net	5,890	4,283
Fuel oil stock, at average cost	108,408	106,046
Materials and supplies, at average cost	57,355	57,250
Prepayments and other	35,962	66,383
Regulatory assets	99,236	71,421
Total current assets	560,687	615,003
Other long-term assets
Regulatory assets	805,323	833,843
Unamortized debt expense	7,900	8,323
Other	81,932	81,838
Total other long-term assets	895,155	924,004
Total assets	$5,634,307	$5,590,457
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 15,805,327 shares)	$105,388	$105,388
Premium on capital stock	578,933	578,938
Retained earnings	1,012,285	997,773
Accumulated other comprehensive income, net of income taxes-retirement benefit plans	52	45
Common stock equity	1,696,658	1,682,144
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,206,546	1,206,546
Total capitalization	2,937,497	2,922,983
Commitments and contingencies (Note 4)
Current liabilities
Short-term borrowings from non-affiliates	88,993	—
Accounts payable	147,750	163,934
Interest and preferred dividends payable	22,367	22,316
Taxes accrued	188,653	250,402
Regulatory liabilities	763	632
Other	66,385	65,146
Total current liabilities	514,911	502,430
Deferred credits and other liabilities
Deferred income taxes	605,702	602,872
Regulatory liabilities	356,326	344,217
Unamortized tax credits	83,893	79,492
Defined benefit pension and other postretirement benefit plans liability	578,637	595,395
Other	74,581	76,636
Total deferred credits and other liabilities	1,699,139	1,698,612
Contributions in aid of construction	482,760	466,432
Total capitalization and liabilities	$5,634,307	$5,590,457
 The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2014	15,805	$105,388	$578,938	$997,773	$45	$1,682,144
Net income for common stock	—	—	—	59,715	—	59,715
Other comprehensive income, net of taxes	—	—	—	—	7	7
Common stock dividends	—	—	—	(45,203)	—	(45,203)
Common stock issuance expenses	—	—	(5)	—	—	(5)
Balance, June 30, 2015	15,805	$105,388	$578,933	$1,012,285	$52	$1,696,658
Balance, December 31, 2013	15,429	$102,880	$541,452	$948,624	$608	$1,593,564
Net income for common stock	—	—	—	69,650	—	69,650
Other comprehensive income, net of taxes	—	—	—	—	22	22
Common stock dividends	—	—	—	(44,246)	—	(44,246)
Common stock issuance expenses	—	—	(3)	—	—	(3)
Balance, June 30, 2014	15,429	$102,880	$541,449	$974,028	$630	$1,618,987

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

Six months ended June 30	2015	2014
(in thousands)
Cash flows from operating activities
Net income	$60,713	$70,648
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	88,484	83,196
Other amortization	2,748	3,597
Increase in deferred income taxes	33,320	45,386
Change in tax credits, net	4,461	4,227
Allowance for equity funds used during construction	(3,309)	(2,996)
Change in cash overdraft	193	(1,038)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	16,955	(5,039)
Decrease in accrued unbilled revenues	27,930	2,255
Increase in fuel oil stock	(2,362)	(27,206)
Increase in materials and supplies	(105)	(1,835)
Increase in regulatory assets	(19,976)	(17,731)
Decrease in accounts payable	(68,951)	(63,306)
Change in prepaid and accrued income taxes and revenue taxes	(63,613)	(38,270)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	221	(498)
Change in other assets and liabilities	(13,102)	(26,258)
Net cash provided by operating activities	63,607	25,132
Cash flows from investing activities
Capital expenditures	(134,563)	(145,734)
Contributions in aid of construction	19,089	13,209
Net cash used in investing activities	(115,474)	(132,525)
Cash flows from financing activities
Common stock dividends	(45,203)	(44,246)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(998)	(998)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	88,993	102,989
Other	(217)	(457)
Net cash provided by financing activities	42,575	57,288
Net decrease in cash and cash equivalents	(9,292)	(50,105)
Cash and cash equivalents, beginning of period	13,762	62,825
Cash and cash equivalents, end of period	$4,470	$12,720

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1 · Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in HEI’s and Hawaiian Electric’s Form 10-K for the year ended December 31, 2014.
In the opinion of HEI’s and Hawaiian Electric’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to fairly state the Company’s and Hawaiian Electric’s financial position as of June 30, 2015 and December 31, 2014, the results of its operations for the three and six months ended June 30, 2015 and 2014, and its cash flows for the six months ended June 30, 2015 and 2014. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
Prior period financial statements reflect the retrospective application of Accounting Standards Update (ASU) No. 2014-01, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects,” which was adopted as of January 1, 2015 and did not have a material impact on the Company’s financial condition or results of operations. See “Investments in qualified affordable housing projects” in Note 11.
2 · Proposed Merger
On December 3, 2014, HEI, NextEra Energy, Inc., a Florida corporation (NEE), NEE Acquisition Sub I, LLC, a Delaware limited liability company and a wholly owned subsidiary of NEE (Merger Sub II) and NEE Acquisition Sub II, Inc., a Delaware corporation and a wholly owned subsidiary of NEE (Merger Sub I), entered into an Agreement and Plan of Merger (the Merger Agreement). The Merger Agreement provides for Merger Sub I to merge with and into HEI (the Initial Merger), with HEI surviving, and then for HEI to merge with and into Merger Sub II, with Merger Sub II surviving as a wholly owned subsidiary of NEE (the Merger). The Merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and be tax-free to HEI shareholders.
Pursuant to the Merger Agreement, upon the closing of the Merger, each issued and outstanding share of HEI common stock will automatically be converted into the right to receive 0.2413 shares of common stock of NEE (the Exchange Ratio). No adjustment to the Exchange Ratio is made in the Merger Agreement for any changes in the market prices of either HEI or NEE common stock between December 3, 2014 and the closing of the Merger.
The Merger Agreement contemplates that, immediately prior to the closing of the Merger, HEI will distribute to its shareholders all of the issued and outstanding shares of common stock of ASB Hawaii, the direct parent company of ASB (such distribution referred to as the Spin-Off), with ASB Hawaii becoming a new public company. In addition, the Merger Agreement contemplates that, immediately prior to the closing of the Merger, HEI will pay its shareholders a special dividend of $0.50 per share.
The closing of the Merger is subject to various conditions, including, among others, (i) the approval of holders of 75% of the outstanding shares of HEI common stock, (ii) effectiveness of the registration statement for the NEE common stock to be issued in the Initial Merger and the listing of such shares on the New York Stock Exchange, (iii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, (iv) receipt of all required regulatory approvals from, among others, the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission and the Hawaii Public Utilities Commission, (v) the absence of any law or judgment in effect or pending in which a governmental entity has imposed or is seeking to impose a legal restraint that would prevent or make illegal the closing of the Merger, (vi) the absence of any material adverse effect with respect to either HEI or NEE, (vii) subject to certain exceptions, the accuracy of the representations and warranties of, and compliance with covenants by, each of the parties to the Merger Agreement, (viii) receipt by each of HEI and NEE of a tax opinion of its counsel regarding the tax treatment of the transactions contemplated by the Merger Agreement, (ix) effectiveness of the ASB Hawaii registration statement necessary to consummate the Spin-Off, and (x) the determination by each of HEI and NEE that, upon completion of the Spin-Off, HEI will no longer be a savings and loan holding company or be deemed to control ASB for purposes of the Home Owners' Loan Act. The Spin-Off will be subject to various conditions, including, among others, the approval of the Federal Reserve Board (FRB).

The Merger Agreement contains customary representations, warranties and covenants of HEI and NEE.
HEI is also subject to a “no shop” restriction that limits its ability to solicit alternative acquisition proposals, provide information or engage in discussion with third parties, except under limited circumstances to permit HEI’s board of directors to comply with its fiduciary duties.
The Merger Agreement contains certain termination rights for both HEI and NEE, including the right of either party to terminate the Merger Agreement if the Merger has not been consummated by December 3, 2015 (subject to a 6-month extension if required to obtain necessary regulatory approvals), and further provides that upon termination of the Merger Agreement under specified circumstances, HEI or NEE, as the case may be, would be required to pay the other party a termination fee of $90 million and reimburse the other party for up to $5 million of its documented out-of-pocket expenses incurred in connection with the Merger Agreement.
On March 26, 2015, NEE’s Form S-4, which registers NEE common stock expected to be issued in the Initial Merger, was declared effective. Also on March 26, 2015, HEI filed its special meeting proxy statement for the vote on the merger proposal and related matters, which meeting was scheduled for May 12, 2015. On May 12, 2015, HEI shareholders approved a proposal to adjourn the special meeting of the shareholders to extend the deadline for shareholder voting on the proposed merger agreement with NEE. Thus, the special meeting was adjourned on May 12, 2015 and reconvened on June 10, 2015. Shareholders approved the proposed merger agreement with NextEra Energy on June 10, 2015.
On March 30, 2015, ASB Hawaii filed its Form 10, the registration statement for ASB Hawaii shares expected to be distributed in the Spin-Off.
On August 7, 2015, each of HEI and NEE filed their respective notifications pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with the U.S. Department of Justice and Federal Trade Commission. The filings initiated a 30-day waiting period, which is scheduled to expire on September 8, 2015.
PUC application.  In January 2015, NEE and Hawaiian Electric filed an application with the PUC requesting approval of the proposed Merger of Hawaiian Electric. The application also requests modification of certain conditions agreed to by HEI and the PUC in 1982 for the merger and corporate restructuring of Hawaiian Electric, and confirmation that with approval of the Merger Agreement, the recommendations in the 1995 Dennis Thomas Report (resulting from a proceeding to review the relationship between HEI and Hawaiian Electric and any impact of HEI’s then diversified activities on the Utilities) will no longer be applicable. The application includes a commitment that, for at least four years following the completion of the transaction, Hawaiian Electric will not submit any applications seeking a general base rate increase and will forego recovery of the incremental operations and maintenance rate adjustment under decoupling during that period, which amounts to approximately $60 million in cumulative savings for customers, subject to certain exceptions and conditions, including that the following remain in effect:  the RBA tariff provisions, the Rate Base RAM, the Renewable Energy Infrastructure Program, and Renewable Energy Infrastructure Surcharge, the IRP/DSM Recovery tariff provisions, the energy cost adjustment clause (ECAC) tariff provisions, the PPA tariff provision and the Pension and OPEB tracker mechanism. Various parties, including governmental, environmental and commercial interests, have been allowed to intervene in the proceeding.
Twenty-eight interveners filed testimonies in the docket in July 2015. Eleven interveners recommended the merger not be approved, eleven recommended approval only with conditions, and six did not specifically make a recommendation either way. The Consumer Advocate is scheduled to file its testimonies on August 10, 2015, and the applicants are scheduled to file their responsive testimonies on August 31, 2015. Evidentiary hearings are scheduled from November 30 to December 16, 2015.
Other requests.  On January 29, 2015, HEI submitted its application to the FERC requesting all necessary authorization to consummate the transactions contemplated by the Merger Agreement. The FERC issued its order authorizing the proposed merger on March 27, 2015.
On February 1, 2015, HEI submitted a letter to the FRB requesting deregistration as a Savings & Loan Holding Company (SLHC).
Pending litigation and other matters.
Litigation. HEI and its subsidiaries are subject to various legal proceedings that arise from time to time. Some of these proceedings may seek relief or damages in amounts that may be substantial. Because these proceedings are complex, many years may pass before they are resolved, and it is not feasible to predict their outcomes. Some of these proceedings involve claims HEI and Hawaiian Electric believe may be covered by insurance, and HEI and Hawaiian Electric have advised their insurance carriers accordingly.
Since the December 3, 2014 announcement of the merger agreement, eight purported class action complaints were filed in the Circuit Court of the First Circuit for the State of Hawaii by alleged stockholders of HEI against HEI, Hawaiian Electric (in one complaint), the individual directors of HEI, NEE and NEE's acquisition subsidiaries. The lawsuits are captioned as follows: Miller v. Hawaiian Electric Industries, Inc., et al., Case No. 14-1-2531-12 KTN (December 15, 2014) (the Miller Action); Walsh v. Hawaiian Electric Industries, Inc., et al., Case No. 14-1-2541-12 JHC (December 15, 2014) (the Walsh Action); Stein v. Hawaiian Electric Industries, Inc., et al., Case No. 14-1-2555-12 KTN (December 17, 2014) (the Stein Action); Brown v. Hawaiian Electric Industries, Inc., et al., Case No. 14-1-2643-12 RAN (December 30, 2014) (the Brown Action); Cohn v. Hawaiian Electric Industries, Inc., et al., Case No. 14-1-2642-12 KTN (December 30, 2014) (the Cohn State Action); Guenther v. Watanabe, et al., Case No. 15-1-003-01 ECN (January 2, 2015) (the Guenther Action); Hudson v. Hawaiian Electric Industries, Inc., et al., Case No. 15-1-0013-01 JHC (January 5, 2015) (the Hudson Action); Grieco v. Hawaiian Electric Industries, Inc., et al., Case No. 15-1-0094-01 KKS (January 21, 2015) (the Grieco Action). On January 12, 2015, plaintiffs in the Miller Action, the Walsh Action, the Stein Action, the Brown Action, the Guenther Action, and the Hudson Action filed a motion to consolidate their actions and to appoint co-lead counsel. The Court held a hearing on this motion on February 13, 2015 and granted consolidation and appointment of co-lead counsel on March 6, 2015. On March 10, 2015, plaintiffs in the consolidated state action filed an amended complaint, and added J.P. Morgan Securities, LLC (JP Morgan), which was HEI’s financial advisor for the Merger, as a defendant. On March 17, 2015, plaintiffs in the consolidated state action moved for limited expedited discovery. After limited discovery, the parties in the consolidated state action stipulated and the Court ordered that the deadline for defendants to respond to the amended complaint is extended indefinitely.  On April 30, 2015, the Court consolidated the seven state actions under the caption, In re Consolidated HEI Shareholder Cases. On January 23, 2015, the Cohn State Action was voluntarily dismissed. Thereafter, the same alleged stockholder plaintiff filed a purported class action complaint in the United States District Court for the District of Hawaii against HEI, the individual directors of HEI, NEE and NEE's acquisition subsidiaries. The lawsuit is captioned as Cohn v. Hawaiian Electric Industries, Inc. et al., 15-cv-00029-JMS-KSC (January 27, 2015) (the Cohn Federal Action).
The actions allege, among other things, that members of HEI's Board breached their fiduciary duties in connection with the proposed transaction, and that the Merger Agreement involves an unfair price, was the product of an inadequate sales process, and contains unreasonable deal protection devices that purportedly preclude competing offers. The complaints further allege that HEI, NEE and/or its acquisition subsidiaries aided and abetted the purported breaches of fiduciary duty. The plaintiffs in these lawsuits seek, among other things, (i) a declaration that the Merger Agreement was entered into in breach of HEI's directors' fiduciary duties, (ii) an injunction enjoining the HEI Board from consummating the Merger, (iii) an order directing the HEI Board to exercise their duties to obtain a transaction which is in the best interests of HEI's stockholders, (iv) a rescission of the Merger to the extent that it is consummated, and/or (v) damages suffered as a result of the defendants' alleged actions. Plaintiffs in the consolidated state action also allege that JP Morgan had a conflict of interest in advising HEI because JP Morgan and its affiliates had business ties to and investments in NEE. The consolidated state action also alleges that the HEI board of directors violated its fiduciary duties by omitting material facts from the Registration Statement on Form S-4. In addition, the Cohn Federal Action alleges that the HEI board of directors violated its fiduciary duties and federal securities laws by omitting material facts from the Registration Statement on Form S-4.
HEI and Hawaiian Electric believe the allegations of the complaints are without merit and intend to defend these lawsuits vigorously.

3 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended June 30, 2015
Revenues from external customers	$558,156	$65,783	$(27)	$623,912
Intersegment revenues (eliminations)	7	—	(7)	—
Revenues	558,163	65,783	(34)	623,912
Income (loss) before income taxes	52,451	19,726	(15,775)	56,402
Income taxes (benefit)	19,111	6,875	(5,075)	20,911
Net income (loss)	33,340	12,851	(10,700)	35,491
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	32,841	12,851	(10,674)	35,018
Six months ended June 30, 2015
Revenues from external customers	$1,131,587	$130,131	$56	$1,261,774
Intersegment revenues (eliminations)	18	—	(18)	—
Revenues	1,131,605	130,131	38	1,261,774
Income (loss) before income taxes	95,674	40,357	(27,311)	108,720
Income taxes (benefit)	34,961	14,031	(8,102)	40,890
Net income (loss)	60,713	26,326	(19,209)	67,830
Preferred stock dividends of subsidiaries	998	—	(52)	946
Net income (loss) for common stock	59,715	26,326	(19,157)	66,884
Assets (at June 30, 2015)	5,634,307	5,777,098	28,226	11,439,631
Three months ended June 30, 2014
Revenues from external customers	$738,423	$60,616	$(382)	$798,657
Intersegment revenues (eliminations)	6	—	(6)	—
Revenues	738,429	60,616	(388)	798,657
Income (loss) before income taxes	55,126	17,956	(8,011)	65,071
Income taxes (benefit)	20,397	6,420	(3,500)	23,317
Net income (loss)	34,729	11,536	(4,511)	41,754
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	34,230	11,536	(4,485)	41,281
Six months ended June 30, 2014
Revenues from external customers	$1,458,479	$124,235	$(308)	$1,582,406
Intersegment revenues (eliminations)	12	—	(12)	—
Revenues	1,458,491	124,235	(320)	1,582,406
Income (loss) before income taxes	112,292	40,488	(15,728)	137,052
Income taxes (benefit)	41,644	14,553	(7,159)	49,038
Net income (loss)	70,648	25,935	(8,569)	88,014
Preferred stock dividends of subsidiaries	998	—	(52)	946
Net income (loss) for common stock	69,650	25,935	(8,517)	87,068
Assets (at December 31, 2014)	5,590,457	5,566,222	28,463	11,185,142

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

4 · Electric utility segment

Revenue taxes. The Utilities’ revenues include amounts for the recovery of various Hawaii state revenue taxes. Revenue taxes are generally recorded as an expense in the period the related revenues are recognized. However, the Utilities’ revenue tax payments to the taxing authorities in the period are based on the prior year’s billed revenues (in the case of public service company taxes and PUC fees) or on the current year’s cash collections from electric sales (in the case of franchise taxes). The Utilities included in the second quarters of 2015 and 2014 and the six months ended June 30, 2015 and 2014 approximately $50 million, $64 million, $101 million and $129 million, respectively, of revenue taxes in “revenues” and in “taxes, other than income taxes” expense.
Recent tax developments. The Utilities adopted the safe harbor guidelines with respect to network assets in 2011 and, in June 2013, the IRS released a revenue procedure relating to deductions for repairs of generation property, which provides some guidance (that is elective) for taxpayers that own steam or electric generation property. This guidance defines the relevant components of generation property to be used in determining whether such component expenditures should be deducted as repairs or capitalized and depreciated by taxpayers. The revenue procedure also provides an extrapolation methodology that could be used by taxpayers in determining deductions for prior years’ repairs without going back to the specific documentation of those years. The guidance does not provide specific methods for determining the repairs amount. Management intends to adopt a method consistent with this guidance in its 2014 tax return.
Unconsolidated variable interest entities.

HECO Capital Trust III.  HECO Capital Trust III (Trust III) was created and exists for the exclusive purposes of (i) issuing in March 2004 2,000,000 6.50% Cumulative Quarterly Income Preferred Securities, Series 2004 (2004 Trust Preferred Securities) ($50 million aggregate liquidation preference) to the public and trust common securities ($1.5 million aggregate liquidation preference) to Hawaiian Electric, (ii) investing the proceeds of these trust securities in 2004 Debentures issued by Hawaiian Electric in the principal amount of $31.5 million and issued by Hawaii Electric Light and Maui Electric each in the principal amount of $10 million, (iii) making distributions on these trust securities and (iv) engaging in only those other activities necessary or incidental thereto. The 2004 Trust Preferred Securities are mandatorily redeemable at the maturity of the underlying debt on March 18, 2034, which maturity may be extended to no later than March 18, 2053; and are currently redeemable at the issuer’s option without premium. The 2004 Debentures, together with the obligations of the Utilities under an expense agreement and Hawaiian Electric’s obligations under its trust guarantee and its guarantee of the obligations of Hawaii Electric Light and Maui Electric under their respective debentures, are the sole assets of Trust III. Taken together, Hawaiian Electric’s obligations under the Hawaiian Electric debentures, the Hawaiian Electric indenture, the subsidiary guarantees, the trust agreement, the expense agreement and trust guarantee provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of amounts due on the Trust Preferred Securities. Trust III has at all times been an unconsolidated subsidiary of Hawaiian Electric. Since Hawaiian Electric, as the holder of 100% of the trust common securities, does not absorb the majority of the variability of Trust III, Hawaiian Electric is not the primary beneficiary and does not consolidate Trust III in accordance with accounting rules on the consolidation of VIEs. Trust III’s balance sheets as of June 30, 2015 and December 31, 2014 each consisted of $51.5 million of 2004 Debentures; $50.0 million of 2004 Trust Preferred Securities; and $1.5 million of trust common securities. Trust III’s income statements for the six months ended June 30, 2015 and 2014 each consisted of $1.7 million of interest income received from the 2004 Debentures; $1.6 million of distributions to holders of the Trust Preferred Securities; and $50,000 of common dividends on the trust common securities to Hawaiian Electric. As long as the 2004 Trust Preferred Securities are outstanding, Hawaiian Electric is not entitled to receive any funds from Trust III other than pro-rata distributions, subject to certain subordination provisions, on the trust common securities. In the event of a default by Hawaiian Electric in the performance of its obligations under the 2004 Debentures or under its Guarantees, or in the event any of the Utilities elect to defer payment of interest on any of their respective 2004 Debentures, then Hawaiian Electric will be subject to a number of restrictions, including a prohibition on the payment of dividends on its common stock.
Power purchase agreements.  As of June 30, 2015, the Utilities had six purchase power agreements (PPAs) for firm capacity and other PPAs with smaller IPPs and Schedule Q providers (i.e., customers with cogeneration and/or small power production facilities with a capacity of 100 kilowatts (kWs) or less who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs. Approximately 90% of the firm capacity is purchased from AES Hawaii, Inc. (AES Hawaii), Kalaeloa Partners, L.P. (Kalaeloa), Hamakua Energy Partners, L.P. (HEP) and HPOWER. Purchases from all IPPs were as follows:

	Three months ended June 30		Six months ended June 30
(in millions)	2015	2014	2015	2014
AES Hawaii	$26	$36	$60	$69
Kalaeloa	48	74	92	141
HEP	10	8	21	20
HPOWER	16	16	32	32
Other IPPs	49	54	80	91
Total IPPs	$149	$188	$285	$353

Some of the IPPs provided sufficient information for Hawaiian Electric to determine that the IPP was not a VIE, or was either a “business” or “governmental organization,” and thus excluded from the scope of accounting standards for VIEs. Other IPPs declined to provide the information necessary for Hawaiian Electric to determine the applicability of accounting standards for VIEs.
Since 2004, Hawaiian Electric has continued its efforts to obtain from the IPPs the information necessary to make the determinations required under accounting standards for VIEs. In each year from 2005 to 2014, the Utilities sent letters to the identified IPPs requesting the required information. All of these IPPs declined to provide the necessary information, except that Kalaeloa later agreed to provide the information pursuant to the amendments to its PPA (see below) and an entity owning a wind farm provided information as required under its PPA. Management has concluded that the consolidation of two entities owning wind farms was not required as Hawaii Electric Light and Maui Electric do not have variable interests in the entities because the PPAs do not require them to absorb any variability of the entities. If the requested information is ultimately received from the remaining IPPs, a possible outcome of future analyses of such information is the consolidation of one or more of such IPPs in the Consolidated Financial Statements. The consolidation of any significant IPP could have a material effect on the Consolidated Financial Statements, including the recognition of a significant amount of assets and liabilities and, if such a consolidated IPP were operating at a loss and had insufficient equity, the potential recognition of such losses. If the Utilities determine they are required to consolidate the financial statements of such an IPP and the consolidation has a material effect, the Utilities would retrospectively apply accounting standards for VIEs.
Kalaeloa Partners, L.P.  In October 1988, Hawaiian Electric entered into a PPA with Kalaeloa, subsequently approved by the PUC, which provided that Hawaiian Electric would purchase 180 megawatts (MW) of firm capacity for a period of 25 years beginning in May 1991. In October 2004, Hawaiian Electric and Kalaeloa entered into amendments to the PPA, subsequently approved by the PUC, which together effectively increased the firm capacity from 180 MW to 208 MW. The energy payments that Hawaiian Electric makes to Kalaeloa include: (1) a fuel component, with a fuel price adjustment based on the cost of low sulfur fuel oil, (2) a fuel additives cost component, and (3) a non-fuel component, with an adjustment based on changes in the Gross National Product Implicit Price Deflator. The capacity payments that Hawaiian Electric makes to Kalaeloa are fixed in accordance with the PPA. Kalaeloa also has a steam delivery cogeneration contract with another customer, the term of which coincides with the PPA. The facility has been certified by the Federal Energy Regulatory Commission as a Qualifying Facility under the Public Utility Regulatory Policies Act of 1978.
Pursuant to the current accounting standards for VIEs, Hawaiian Electric is deemed to have a variable interest in Kalaeloa by reason of the provisions of Hawaiian Electric’s PPA with Kalaeloa. However, management has concluded that Hawaiian Electric is not the primary beneficiary of Kalaeloa because Hawaiian Electric does not have the power to direct the activities that most significantly impact Kalaeloa’s economic performance nor the obligation to absorb Kalaeloa’s expected losses, if any, that could potentially be significant to Kalaeloa. Thus, Hawaiian Electric has not consolidated Kalaeloa in its consolidated financial statements. A significant factor affecting the level of expected losses Hawaiian Electric could potentially absorb is the fact that Hawaiian Electric’s exposure to fuel price variability is limited to the remaining term of the PPA as compared to the facility’s remaining useful life. Although Hawaiian Electric absorbs fuel price variability for the remaining term of the PPA, the PPA does not currently expose Hawaiian Electric to losses as the fuel and fuel related energy payments under the PPA have been approved by the PUC for recovery from customers through base electric rates and through Hawaiian Electric’s ECAC to the extent the fuel and fuel related energy payments are not included in base energy rates. As of June 30, 2015, Hawaiian Electric’s accounts payable to Kalaeloa amounted to $14 million.
Commitments and contingencies.
Fuel contracts. The Utilities have contractual agreements to purchase minimum quantities of fuel oil, diesel fuel and biodiesel for multi-year periods, some through October 2017. Fossil fuel prices are tied to the market prices of crude oil and petroleum products in the Far East and U.S. West Coast and the biodiesel price is tied to the market prices of animal fat feedstocks in the U.S. West Coast and U.S. Midwest.

Updates. On August 27, 2014, Chevron Products Company (Chevron) and Hawaiian Electric entered into a first amendment of their Low Sulfur Fuel Oil Supply Contract, which was approved by the PUC in March 2015. The Amendment reduces the price of fuel above certain volumes, allows for increases in the volume of fuel, and modifies the specification of certain petroleum products supplied under the contract. In addition, Chevron agreed to supply a blend of low sulfur fuel oil (LSFO) and diesel as soon as January 2016 (for supply through the end of the contract term, December 31, 2016) to help Hawaiian Electric meet more stringent EPA air emission requirements known as Mercury and Air Toxics Standards.
The Utilities are parties to amended contracts for the supply of industrial fuel oil and diesel fuels with Chevron and Hawaii Independent Energy, LLC (HIE), respectively, which were scheduled to end December 31, 2015. In August 2014, Chevron and the Utilities entered into a third amendment to the Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract, which amendment extended the term of the contract through December 31, 2016 and provided for automatic renewal for annual terms thereafter unless earlier terminated by either party. In February 2015, Hawaiian Electric executed a similar extension, through December 31, 2016, of the corresponding Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract with HIE.
In June 2015, the Utilities issued Requests for Proposals (RFP) for most of their fuel needs with supplies beginning in 2017 after the expiration of Chevron LSFO and Chevron/HIE Interisland contracts on December 31, 2016. Proposals were received in July 2015 and new contracts, which would be subject to PUC approval, are expected to be executed by December 31, 2015.
AES Hawaii, Inc. Under a PPA entered into in March 1988, as amended, for a period of 30 years beginning September 1992, Hawaiian Electric agreed to purchase 180 MW of firm capacity from AES Hawaii, Inc. (AES Hawaii). In August 2012, Hawaiian Electric filed an application with the PUC seeking an exemption from the PUC’s Competitive Bidding Framework to negotiate an amendment to the PPA to purchase 186 MW of firm capacity, extend the PPA term until 2032, and amend the energy pricing formula in the PPA. The PUC approved the exemption in April 2013, and Hawaiian Electric has been in negotiations with AES Hawaii; however, Hawaiian Electric and AES Hawaii have not reached agreement on an amendment. In June 2015, AES Hawaii filed an arbitration demand regarding a dispute about whether Hawaiian Electric was obligated to buy up to 9 MW of additional capacity based on a 1992 letter. Hawaiian Electric believes the claim asserted in the arbitration demand is without merit. Hawaiian Electric has responded to the arbitration demand. Management cannot predict the outcome of the arbitration proceeding.
Liquefied natural gas. On May 31, 2015 the previous August 2014 agreement with Fortis BC Energy Inc. (Fortis) for liquefaction capacity for liquefied natural gas (LNG) was superseded with a liquefaction Heads of Agreement by and between FortisBC Holdings Inc. and Hawaiian Electric Company, Inc. The agreement, which is subject to Hawaii PUC approval, other regulatory approvals and permits, and other conditions precedent before it becomes effective, provides for LNG liquefaction capacity purchases of 700,000 tonnes per year for the first five years, 600,000 tonnes per year for the next five years, and 500,000 tonnes per year for the last ten years. Fortis must also obtain regulatory and other approvals for the agreement to become effective. The Fortis agreement is assignable and can be assigned to the selected bidder in the Utilities’ RFP for the supply of containerized LNG and will help ensure that liquefaction capacity is available at pricing that management believes will lower customer bills.
Environmental regulation.  The Utilities are subject to environmental laws and regulations that regulate the operation of existing facilities, the construction and operation of new facilities and the proper cleanup and disposal of hazardous waste and toxic substances. In recent years, legislative, regulatory and governmental activities related to the environment, including proposals and rulemaking under the Clean Air Act and Clean Water Act (CWA), have increased significantly and management anticipates that such activity will continue.
On August 14, 2014, the Environmental Protection Agency (EPA) published in the Federal Register the final regulations required by section 316(b) of the CWA designed to protect aquatic organisms from adverse impacts associated with existing power plant cooling water intake structures. The regulations were effective October 14, 2014 and apply to the cooling water systems for the steam generating units at Hawaiian Electric’s power plants on the island of Oahu. The regulations prescribe a process, including a number of required site-specific studies, for states to develop facility-specific entrainment and impingement controls to be incorporated in each facility’s National Pollutant Discharge Elimination System permit. In the case of Hawaiian Electric’s power plants, there are a number of studies that have yet to be completed before Hawaiian Electric and the State of Hawaii Department of Health (DOH) can determine what entrainment or impingement controls, if any, might be necessary at the affected facilities to comply with the new 316(b) rule.
On February 16, 2012, the Federal Register published the EPA’s final rule establishing the EPA’s National Emission Standards for Hazardous Air Pollutants for fossil-fuel fired steam electrical generating units (EGUs). The final rule, known as the Mercury and Air Toxics Standards (MATS), applies to the 14 EGUs at Hawaiian Electric’s power plants. MATS establishes the Maximum Achievable Control Technology standards for the control of hazardous air pollutants emissions from new and existing EGUs. Based on a review of the final rule and the benefits and costs of alternative compliance strategies, Hawaiian

Electric has selected a MATS compliance strategy based on switching to lower emission fuels. The use of lower emission fuels will provide for MATS compliance at lower overall costs and avoid the reduction in operational flexibility imposed by emissions control equipment. Hawaiian Electric requested and received a one-year extension, resulting in a MATS compliance date of April 16, 2016. Hawaiian Electric submitted to the EPA a Petition for Reconsideration and Stay dated April 16, 2012, and a Request for Expedited Consideration dated August 14, 2013. The submittals asked the EPA to revise an emissions standard for non-continental oil-fired EGUs on the grounds that the promulgated standard was incorrectly derived. The Petition and Request submittals to the EPA included additional data to demonstrate that the existing standard is erroneous. On April 21, 2015, the EPA issued a notice denying Hawaiian Electric's MATS Petition for Reconsideration along with all other pending MATS petitions. Hawaiian Electric is now pursuing judicial relief through an appeal of EPA’s denial of the Petition. On June 29, 2015, the United State Supreme Court found that the EPA’s determination that it was appropriate and “necessary” to regulate hazardous air pollutants from power plants was flawed because the EPA did not take the costs of compliance into account. The Supreme Court sent the MATS rule case back to the D.C. Circuit Court of Appeals for further proceedings. The likely timeframe for action by the Circuit Court is October 2015. Pending action by the Circuit Court, Hawaiian Electric will continue with its plan to comply with the MATS requirements by April 16, 2016.
On February 6, 2013, the EPA issued a guidance document titled “Next Steps for Area Designations and Implementation of the Sulfur Dioxide National Ambient Air Quality Standard,” which outlines a process that will provide the states additional flexibility and time for their development of one-hour sulfur dioxide (SO2) National Ambient Air Quality Standard (NAAQS) implementation plans. In May 2014, the EPA published a proposed data requirements rule for states to characterize their air quality in relation to the one-hour SO2 NAAQS. Under the proposed rule, the EPA expects to designate areas as attaining, or not attaining, the one-hour SO2 NAAQS in December 2017 or December 2020, depending on whether the area was characterized through modeling or monitoring. Hawaiian Electric will work with the DOH in implementing the one-hour SO2 NAAQS and in developing cost-effective strategies for NAAQS compliance, if needed.
Depending upon the rules and guidance developed for compliance with the more stringent NAAQS, the Utilities may be required to incur material capital expenditures and other compliance costs, but such amounts and their timing are not determinable at this time. Additionally, the combined effects of the CWA 316(b) regulations, the MATS rule and the more stringent NAAQS may contribute to a decision to retire or deactivate certain generating units earlier than anticipated.
Hawaiian Electric, Hawaii Electric Light and Maui Electric, like other utilities, periodically encounter petroleum or other chemical releases into the environment associated with current or previous operations. The Utilities report and take action on these releases when and as required by applicable law and regulations. The Utilities believe the costs of responding to such releases identified to date will not have a material adverse effect, individually or in the aggregate, on Hawaiian Electric’s consolidated results of operations, financial condition or liquidity.
Potential Clean Air Act Enforcement. On July 1, 2013, Hawaii Electric Light and Maui Electric received a letter from the U.S. Department of Justice (DOJ) asserting potential violations of the Prevention of Significant Deterioration (PSD) and Title V requirements of the Clean Air Act involving the Hill and Kahului Power Plants. The EPA referred the matter to the DOJ for enforcement based on Hawaii Electric Light’s and Maui Electric’s responses to information requests in 2010 and 2012. The letter expresses an interest in resolving the matter without the issuance of a notice of violation. The parties had preliminary discussions in February 2014, and are continuing to negotiate toward a resolution of the DOJ’s claims. As part of the ongoing negotiations, the DOJ proposed in November 2014 entering into a consent decree pursuant to which the Utilities would install certain pollution controls and pay a penalty. The Utilities are currently reviewing the proposal, but are unable to estimate the amount or effect of a consent decree, if any, at this time.
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired by merger Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The EPA has since performed Brownfield assessments of the Site that identified environmental impacts in the subsurface. Although Maui Electric never operated at the Site and operations there had stopped four years before the merger, in discussions with the EPA and the DOH, Maui Electric agreed to undertake additional investigations at the Site and an adjacent parcel that Molokai Electric Company had used for equipment storage (the Adjacent Parcel) to determine the extent of impacts of subsurface contaminants. A 2011 assessment by a Maui Electric contractor of the Adjacent Parcel identified environmental impacts, including elevated polychlorinated biphenyls (PCBs) in the subsurface soils. In cooperation with the DOH and EPA, Maui Electric is further investigating the Site and the Adjacent Parcel to determine the extent of impacts of PCBs, residual fuel oils, and other subsurface contaminants. In March 2012, Maui Electric accrued an additional $3.1 million (reserve balance of $3.6 million as of June 30, 2015) for the additional investigation and estimated cleanup costs at the Site and the Adjacent Parcel; however, final costs of remediation will depend on the results of continued investigation. Maui Electric received the DOH’s and EPA’s comments on a draft site investigation plan for site characterization in the fourth quarter of 2013. Management concluded that these comments did not require a change to the reserve balance. The site investigation plan was revised to address the EPA’s and DOH’s comments. The final site investigation plan was submitted to the DOH and

EPA in December 2014 for their review and approval. The DOH and EPA are currently reviewing the final site investigation plan. Maui Electric is awaiting formal agency approval of this plan before commencing the site investigation.
Pearl Harbor sediment study. The U.S. Navy has completed a remedial investigation and is currently conducting a feasibility study for the remediation of contaminated sediment at several locations in Pearl Harbor. In the course of its study, the Navy identified elevated levels of PCBs in the sediment in East Loch of Pearl Harbor, offshore from the Waiau Power Plant. The results of the Navy’s study to date, including sampling data and possible remediation approaches, are undergoing further federal review. Hawaiian Electric submitted comments on the Navy’s study, including the further investigation and analyses that are necessary to identify appropriate remedial options and actions.
In July 2014, the Navy notified Hawaiian Electric of the Navy’s determination that Hawaiian Electric is responsible for cleanup of the area offshore of the Waiau Power Plant. The Navy has also requested that Hawaiian Electric reimburse the costs incurred by the Navy to date to investigate the area, and is asking Hawaiian Electric to engage in negotiations regarding the financing and undertaking of future response actions to address the sediment contamination offshore from the Waiau Power Plant. The extent of the contamination, the appropriate remedial measures to address it, and Hawaiian Electric’s potential responsibility for any associated costs, including any past costs incurred by the Navy, have not yet been determined. In December 2014, Hawaiian Electric recorded a reserve of $0.8 million for additional investigation of the PCBs in the sediment offshore from the Waiau Power Plant; however, final costs of remediation will depend on the results of the additional investigation. On March 23, 2015, Hawaiian Electric received from the EPA a letter requesting that Hawaiian Electric submit within 45 days a work plan to assess potential sources and extent of PCB contamination onshore at the Waiau Power Plant. Hawaiian Electric submitted a sampling and analysis work plan to the EPA and the State Department of Health; the work plan is currently being reviewed by the regulators. The extent of the onshore contamination, the appropriate remedial measures to address it, and any associated costs have not yet been determined.
Hawaiian Electric has also conducted a search for other potential sources of sediment contamination in the Waiau area that are unrelated to electric power generation at its Waiau Power Plant. A potential source was identified east of the plant. This potential source, located on the property currently occupied by the City and County (C&C) of Honolulu’s Neal S. Blaisdell Park, is a former Naval Reserve site where a used drum storage area, a waste oil burning pit, and an oil/water separator were operated by the Navy from the 1940s until approximately 1963. To further assess this former Naval Reserve site, Hawaiian Electric has requested environmental investigation reports, environmental data, and permits for this property and the adjacent Waimalu Stream (e.g., dredging permits and related environmental impact assessments and studies) from several federal and state agencies, as well as the C&C of Honolulu. The contribution of PCBs to sediment contamination in East Loch from this potential source has not yet been determined.
Global climate change and greenhouse gas emissions reduction.  National and international concern about climate change and the contribution of greenhouse gas (GHG) emissions (including carbon dioxide emissions from the combustion of fossil fuels) to climate change have led to action by the State and to federal legislative and regulatory proposals to reduce GHG emissions.
In July 2007, Act 234, which requires a statewide reduction of GHG emissions by January 1, 2020 to levels at or below the statewide GHG emission levels in 1990, became law in Hawaii. On June 20, 2014, the Governor signed the final regulations required to implement Act 234 and the regulations went into effect on June 30, 2014. In general, the regulations will require affected sources that have the potential to emit GHGs in excess of established thresholds to reduce GHG emissions by 16% below 2010 emission levels by 2020. The regulations will also assess affected sources an annual fee based on tons per year of GHG emissions commencing on the effective date of the regulations, estimated to be approximately $0.5 million annually for the Utilities. The DOH GHG regulations also track the federal “Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule” (GHG Tailoring Rule, see below) and would create new thresholds for GHG emissions from new and existing stationary source facilities. State of Hawaii Act 234 requires a statewide reduction of GHG emissions by January 1, 2020 to levels at or below the statewide GHG emission levels in 1990. The state GHG regulations were effective on June 30, 2014. In general, the state GHG regulations require entities that have the potential to emit GHGs in excess of established thresholds to reduce GHG emissions by 16 percent below 2010 emission levels by 2020. The latest assessment of the proposed federal and final state GHG rules is that the continued growth in renewable power generation will significantly reduce the compliance costs and risk for the Utilities.
Several approaches (e.g., “cap and trade”) to GHG emission reduction have been either introduced or discussed in the U.S. Congress; however, no federal legislation has yet been enacted.
On September 22, 2009, the EPA issued its Final Mandatory Reporting of Greenhouse Gases Rule, which requires that sources emitting GHGs above certain threshold levels monitor and report GHG emissions. The Utilities have submitted the required reports for 2010 through 2013 to the EPA. In December 2009, the EPA made the finding that motor vehicle GHG emissions endanger public health or welfare. Since then, the EPA has also issued rules that begin to address GHG emissions from stationary sources, like the Utilities’ EGUs.
In June 2010, the EPA issued its GHG Tailoring Rule covering the permitting of new or modified stationary sources that have the potential to emit GHGs in greater quantities than the thresholds set forth in the rule, under the Prevention of Significant Deterioration program. On June 23, 2014, the U.S. Supreme Court issued a decision that invalidated the GHG Tailoring Rule, to the extent it regulated sources based solely on their GHG emissions. It also invalidated the GHG emissions threshold for regulation.
On December 19, 2014, the EPA released two memoranda outlining the Agency’s plan for addressing the U.S. Supreme Court’s decision. Hawaiian Electric, Hawaii Electric Light and Maui Electric are evaluating the potential impacts of the Agency’s plan on utility operations and permitting. On January 8, 2014, the EPA published in the Federal Register its new proposal for New Source Performance Standards for GHG from new generating units. The proposed rule on GHG from new EGUs does not apply to oil- fired combustion turbines or diesel engine generators, and is not otherwise expected to have significant impacts on the Utilities.
On June 18, 2014, the EPA published in the Federal Register its proposed rule for GHG emissions (i.e., carbon emission) from existing power plants. The proposed rule, known as the Clean Power Plan, sets interim and final state-wide, state-specific emission performance goals, expressed as lb CO2/MWh, that would apply to the state’s affected sources. The interim goal would apply as an average over the period 2020 through 2029, with the final goal to be met by 2030. On the same date, the EPA also published a separate rule for modified and reconstructed power plants. On August, 3, 2015, the EPA released the final version of the Clean Power Plan, which sets carbon emission standards for fossil fuel fired electric generating units at power plants and carbon emission reduction goals for states. The final Clean Power Plan specifically exempts power plants in Hawaii, including those of Hawaiian Electric and its subsidiaries, as well as power plants in Alaska, Guam and Puerto Rico.
The Utilities have taken, and continue to identify opportunities to take, direct action to reduce GHG emissions from their operations, including, but not limited to, supporting DSM programs that foster energy efficiency, using renewable resources for energy production and purchasing power from IPPs generated by renewable resources, burning renewable biodiesel in Hawaiian Electric’s Campbell Industrial Park combustion turbine No. 1 (CIP CT-1), using biodiesel for startup and shutdown of selected Maui Electric generating units, and testing biofuel blends in other Hawaiian Electric and Maui Electric generating units. The Utilities are also working with the State of Hawaii and other entities to pursue the use of liquefied natural gas as a cleaner and lower cost fuel to replace, at least in part, the petroleum oil that would otherwise be used. Management is unable to evaluate the ultimate impact on the Utilities’ operations of eventual comprehensive GHG regulation. However, management believes that the various initiatives it is undertaking will provide a sound basis for managing the Utilities’ carbon footprint and meeting GHG reduction goals that will ultimately emerge.
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
Hawaiian Electric has recorded estimated AROs related to removing retired generating units at its Honolulu and Waiau power plants. These removal projects are ongoing, with significant activity and expenditures occurring in 2014 in partial settlement of these liabilities. Both removal projects are expected to continue through 2015.

Changes to the ARO liability included in “Other liabilities” on Hawaiian Electric’s balance sheet were as follows:

	Six months ended June 30
(in thousands)	2015	2014
Balance, beginning of period	$29,419	$43,106
Accretion expense	12	643
Liabilities incurred	—	—
Liabilities settled	(1,881)	(6,052)
Revisions in estimated cash flows	—	—
Balance, end of period	$27,550	$37,697
Decoupling. In 2010, the PUC issued an order approving decoupling, which was implemented by Hawaiian Electric on March 1, 2011, by Hawaii Electric Light on April 9, 2012 and by Maui Electric on May 4, 2012. Decoupling is a regulatory model that is intended to facilitate meeting the State of Hawaii’s goals to transition to a clean energy economy and achieve an aggressive renewable portfolio standard. The decoupling model implemented in Hawaii delinks revenues from sales and includes annual rate adjustments for certain other operation and maintenance (O&M) expenses and rate base changes. The decoupling mechanism has three components: (1) a sales decoupling component via a revenue balancing account (RBA), (2) a revenue escalation component via a RAM and (3) an earnings sharing mechanism, which would provide for a reduction of revenues between rate cases in the event the utility exceeds the return on average common equity (ROACE) allowed in its most recent rate case. Decoupling provides for more timely cost recovery and earning on investments, and has resulted in an improvement in the Utilities’ under-earning situation that had existed prior to the implementation of decoupling.
On May 31, 2013, as provided for in its original order issued in 2010 approving decoupling and citing three years of implementation experience for Hawaiian Electric, the PUC opened an investigative docket to review whether the decoupling mechanisms are functioning as intended, are fair to the Utilities and their ratepayers, and are in the public interest. The PUC affirmed its support for the continuation of the sales decoupling (RBA) mechanism and stated its interest in evaluating the RAM to ensure it provides the appropriate balance of risks, costs, incentives and performance requirements, as well as administrative efficiency, and whether the current interest rate applied to the outstanding RBA balance is reasonable. In October 2013, the PUC issued orders that bifurcated the proceeding (into Schedule A and Schedule B issues). On February 7, 2014, the PUC issued a decision and order (D&O) on the Schedule A issues, which made certain modifications to the decoupling mechanism. Specifically, the D&O required:

•
An adjustment to the Rate Base RAM Adjustment to include 90% of the amount of the current RAM Period Rate Base RAM Adjustment that exceeds the Rate Base RAM Adjustment from the prior year, to be effective with the Utilities’ 2014 decoupling filing.

•
Effective March 1, 2014, the interest rate to be applied on the outstanding RBA balances to be the short term debt rate used in each Utilities last rate case (ranging from 1.25% to 3.25%), instead of the 6% that had been previously approved.

As required, the Utilities have made available to the public, on the Utilities’ websites, performance metrics identified by the PUC. The Utilities are updating the performance metrics on a quarterly basis.
On March 31, 2015, the PUC issued an Order (the March Order) related to the Schedule B portion of the proceeding to make certain further modifications to the decoupling mechanism, and to establish a briefing schedule with respect to certain issues in the proceeding. The March Order modified the RAM portion of the decoupling mechanism to be capped at the lesser of the RAM Revenue Adjustment as currently determined (adjusted to eliminate the 90% limitation on the current RAM Period Rate Base RAM adjustment that was ordered in the Schedule A portion of the proceeding) and a RAM Revenue Adjustment calculated based on the cumulative annual compounded increase in Gross Domestic Product Price Index (GDPPI) applied to the 2014 annualized target revenues (adjusted for certain items specified in the Order). The 2014 annualized target revenues represent the target revenues from the last rate case, and RAM revenues, offset by earnings sharing credits, if any, allowed under the decoupling mechanism through the 2014 decoupling filing. The Utilities may apply to the PUC for approval of recovery of revenues for Major Projects (including related baseline projects grouped together for consideration as Major Projects) through the RAM above the RAM cap or outside of the RAM through the Renewable Energy Infrastructure Program (REIP) surcharge or other adjustment mechanism. The RAM was amended on an interim basis pending the outcome of the PUC’s review of the Utilities’ Power Supply Improvement Plans. The triennial rate case cycle required under the decoupling mechanism continues to serve as the maximum period between the filing of general rate cases, and the amendments to the RAM do not limit or dilute the ordinary opportunities for the Utilities to seek rate relief according to conventional/traditional ratemaking procedures.

In making the modifications to the RAM Adjustment, the PUC stated the changes are designed to provide the PUC with control of and prior regulatory review over substantial additions to baseline projects between rate cases. The modifications do not deprive the Utilities of the opportunity to recover any prudently incurred expenditure or limit orderly recovery for necessary expanded capital programs.
The RBA, which is the sales decoupling component, was retained by the PUC in its March Order, and the PUC made no change in the authorized return on common equity. The PUC stated that performance-based ratemaking is not adopted at this time.
In accordance with the March Order, the Utilities and the Consumer Advocate filed on June 15, 2015, their Joint Proposed Modified REIP Framework/Standards and Guidelines regarding the eligibility of projects for cost recovery above the RAM Cap through the REIP surcharge. On the same date, the Utilities filed their proposed standards and guidelines on the eligibility of projects for cost recovery through the RAM above the RAM cap. On June 30, 2015, the Consumer Advocate filed comments on this proposal, and the County of Hawai‘i filed comments on both the REIP and the RAM above the RAM Cap proposals.
On May 28, 2015, the PUC issued an Order (the May Order) related to the Utilities’ revised annual decoupling filing for tariffed rates submitted on April 15, 2015. The May Order ruled on the specific matters identified by the PUC in its information requests and by the Consumer Advocate in its Statement of Position. As a result of the May Order, on June 3, 2015, the Utilities filed revised tariff rates reflecting a reduction to the RAM portion of the tariff filing. The revision was made primarily to adjust the RAM to reflect reduced operations and maintenance expenses associated with the Utilities’ change in estimate related to the allocation of indirect costs implemented in 2014, and to exclude the GDPPI factor on the depreciation expense portion for the calculation of the 2015 RAM Cap. The May Order also requires a one-time adjustment to customers for the impact of bonus tax depreciation enacted in December 2014 on the RAM revenues used for the 2014 tariff filing.
The revised 2015 annual incremental RAM revenues for the Utilities amounts to $11.1 million compared to the $26.2 million filed on April 15, 2015 and the $31.6 million filed on March 31, 2015 based on the methodology prior to its modification in the March Order. The tariffed rates, which became effective on June 8, 2015, also include the collection or refund of the accrued RBA balance and associated revenue taxes as of December 31, 2014 and any accrued earnings sharing mechanism credits. The net refund to be provided by the three Utilities under the revised tariffs amounts to $0.4 million, compared to a collection of $14.7 million under the tariffs filed on April 15, 2015. Below is a summary of the 2015 incremental impact by company.

($ in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Annual incremental RAM adjusted revenues	$8.1	$1.5	$1.5
Annual change in accrued earnings sharing credits to be refunded	$—	$—	$(0.1)
Annual change in accrued RBA balance as of December 31, 2014 (and associated revenue taxes) to be collected	$(9.2)	$0.1	$(2.2)
Net annual incremental amount to be collected under the tariffs	$(1.1)	$1.5	$(0.8)
Impact on typical residential customer monthly bill (in dollars) *	$(0.09)	$0.88	$(0.13)
Note: Columns may not foot due to rounding
* Based on a 500 KWH bill for Hawaiian Electric, Maui Electric, and Hawaii Electric Light. The bill impact for Lanai and Molokai customers is a decrease of $0.11, based on a 400 KWH bill.
As required by the March Order, the Parties filed initial and reply briefs related to the following issues: (1) whether, and if so, how the conventional performance incentive mechanisms proposed in this proceeding should be refined and implemented in this docket; (2) what are the appropriate steps, processes and timing for determining measures to improve the efficiency and effectiveness of the general rate case filing and review process; and (3) what are the appropriate steps, processes, and timing to further consider the merits of the proposed changes to the ECAC identified in this proceeding. In identifying the issue on possible changes to the ECAC, the PUC stated that changes to the ECAC should be made with great care to avoid unintended consequences.
The May Order indicates the PUC will review the change in estimate related to the allocation of indirect costs in a separate docket, and that the change will remain subject to adjustment pending the outcome of the review. Management cannot predict the outcome of this review or the further outcome of this proceeding or the ultimate impact of the proceeding on the results of operation of the Utilities or the net financial impact on the Utilities and HEI.
Potential impact of lava flows. In June 2014, lava from the Kilauea Volcano on the island of Hawaii began flowing toward the town of Pahoa. Hawaii Electric Light monitored utility property and equipment near the affected areas and protected that property and equipment to the extent possible (e.g., building barriers around poles). In March 2015 Hawaii Electric Light filed an application with the PUC requesting approval to defer costs incurred by the Company to monitor, prepare for, respond to, and take other actions necessary in connection with the June 2014 Kilauea lava flow such that the Company can request PUC approval to recover those costs in a future rate case. The PUC approved a procedural schedule for this application and the parties are currently conducting discovery.
April 2014 regulatory orders. In April 2014, the PUC issued four orders that collectively address certain key policy, resource planning and operational issues for the Utilities. The four orders are as follows:
Integrated Resource Planning. The PUC did not accept the Utilities’ Integrated Resource Plan and Action Plans submission, and, in lieu of an approved plan, has commenced other initiatives to enable resource planning. The PUC also terminated the Utilities’ integrated resource planning (IRP) cycle, including the filing of a mid-cycle evaluation report, and formally concluded the IRP advisory group. The PUC directed each of Hawaiian Electric and Maui Electric to file within 120 days its respective Power Supply Improvement Plans (PSIPs), and the PSIPs were filed in August 2014. The PUC also provided its inclinations on the future of Hawaii’s electric utilities in an exhibit to the order. The exhibit provides the PUC’s perspectives on the vision, business strategies and regulatory policy changes required to align the Utilities’ business model with customers’ interests and the state’s public policy goals.
Reliability Standards Working Group. The PUC ordered the Utilities (and in some cases the Kauai Island Utility Cooperative (KIUC)) to take timely actions intended to lower energy costs, improve system reliability and address emerging challenges to integrate additional renewable energy. In addition to the PSIPs mentioned above, the PUC ordered certain filing requirements which include the following:

•	Distributed Generation Interconnection Plan to be filed within 120 days. The Utilities’ Plan was filed in August 2014.

•
Plan to implement an on-going distribution circuit monitoring program to measure real-time voltage and other power quality parameters to be filed within 60 days. The plan shall achieve full implementation of the distribution circuit monitoring program within 180 days. The Utilities’ Plan was filed in June 2014.

•	Action Plan for improving efficiencies in the interconnection requirements studies to be filed within 30 days. The Utilities’ Plan was filed in May 2014.

•	The Utilities are to file monthly reports providing details about interconnection requirements studies.

•
Proposal to implement an integrated interconnection queue for each distribution circuit for each island grid to be filed within 120 days. The Utilities’ integrated interconnection queue plan was filed in August 2014 and the integrated interconnection queues were implemented in January 2015.

The PUC also stated it would be opening new dockets to address (1) reliability standards, (2) the technical, economic and policy issues associated with distributed energy resources and (3) the Hawaii electricity reliability administrator, which is a third party position which the legislature has authorized the PUC to create by contract to provide support for the PUC in developing and periodically updating local grid reliability standards and procedures and interconnection requirements and overseeing grid access and operation.
Policy Statement and Order Regarding Demand Response Programs. The PUC provided guidance concerning the objectives and goals for demand response programs, and ordered the Utilities to develop within 90 days an integrated Demand Response Portfolio Plan that will enhance system operations and reduce costs to customers. The Utilities’ Plan was filed in July 2014. In August 2014, the PUC invited public comment on the Utilities’ Plan. The Utilities submitted a status update in October 2014, and a second status update was filed with the PUC in March 2015. On July 28, 2015, the PUC issued an order appointing a special advisor to guide, monitor, and review the Utility’s Plan design and implementation.
Maui Electric Company 2012 Test Year Rate Case. The PUC acknowledged the extensive analyses provided by Maui Electric in its System Improvement and Curtailment Reduction Plan (SICRP) filed in September 2013. The PUC stated that it is encouraged by the changes in Maui Electric’s operations that have led to a significant reduction in the curtailment of renewables, but stated that Maui Electric has not set forth a clearly defined path that addresses integration and curtailment of additional renewables. The PUC directed Maui Electric to present a PSIP within 120 days to address present and future system operations so as to not only reduce curtailment, but to optimize the operation of its system for its customers’ benefit. The Maui Electric PSIP was filed in August 2014, and will be reviewed by the PUC in a new docket along with the Hawaiian Electric and Hawaii Electric Light PSIPs. Maui Electric filed its first annual SICRP status update in September 2014.
Review of PSIPs. Collectively, the PUC’s April 2014 resource planning orders confirm the energy policy and operational priorities that will guide the Utilities’ strategies and plans going forward.
PSIPs for Hawaiian Electric, Maui Electric and Hawaii Electric Light (updating its Power Supply Plan filed in April 2014) were filed in August 2014. The PSIPs each include a tactical plan to transform how electric utility services will be offered to meet customer needs and produce higher levels of renewable energy. Each plan contains a diversified mix of technologies, including significant distributed and utility‑scale renewable resources, that is expected to result, on a consolidated basis, in over 65% of the Utilities’ energy being produced from renewable resources by 2030. Under these plans, the Utilities will support sustainable growth of rooftop solar, expand use of energy storage systems, empower customers by developing smart grids, offer new products and services to customers (e.g., community solar, microgrids and voluntary “demand response” programs), switch from high-priced oil to lower cost liquefied natural gas, retire higher-cost, less efficient existing oil-based steam generators, and lower full service residential customer bills in real dollars.
The PSIPs will be reviewed by the PUC in a new docket, and a number of parties have moved to intervene in the proceeding. In September 2014, the PUC invited the public to comment on the PSIPs. In October 2014, the Utilities filed responses to information requests on the PSIPs from the PUC.
Transitional Distributed Generation Tariff. Consistent with their Distributed Generation Interconnection Plan, on January 20, 2015, the Utilities filed a motion which requested the PUC in pertinent part to:
(1) Reinstitute a program capacity threshold for the Utilities' existing Net Energy Metering (NEM) program;
(2) Approve the Utilities’ proposal to address both existing NEM program participants and those customers presently awaiting interconnection approval under the existing NEM program;
(3) Approve a new Transitional Distributed Generation (TDG) tariff to be available to customers seeking interconnection after the NEM program capacity is reached, which tariff more fairly allocates fixed grid costs to DG customers and credits customers for the value of the excess energy produced by their systems; and
(4) Approve a new standard form TDG contract to allow for the advanced technical capabilities required to integrate higher levels of distributed generation.
Once the requests in the motion are approved, it is contemplated that the Utilities will be able to increase existing circuit penetration limits based upon daytime minimum load, and identify strategic and cost effective investments to circuits and the system to support increased levels of DG. Such investments would be made for the benefit of all customers rather than charging costs only to those installing DG systems on the circuit.
The Utilities had requested approval of their motion within 60 days of filing or by March 20, 2015. However, pursuant to the PUC order described in the following section, the PUC declined to rule on this request.
Distributed Energy Resources (DER) Investigative Proceeding. Consistent with the PUC’s plan to review the technical, economic and policy issues associated with distributed energy resources as noted in the Reliability Standards Working Group order, in March 2015, the PUC issued an order to address DER issues. The PUC order:

(1)	Allowed intervention to ten parties in the proceeding,

(2)	Consolidated portions of two other proceedings related to rules on interconnection of distributed generating facilities with the Utilities system,

(3)	Declined to rule on distributed generation interconnection plan filed in August 2014 as a result of the Reliability Standards Working Group order,

(4)
Declined to rule on Utilities’ TDG motion, filed on January 20, 2015, and instead, directed the parties to collaborate on a “Transition Plan” from existing DER programs, including NEM, to a longer-term DER market structure;

(5)	Ordered the parties to collaborate on issues through a series of bi-weekly technical sessions;

(6)
Issued a Statement of Issues and a Procedural Schedule for the docket that directs the parties to file stipulations on areas of agreement, or separate statements of positions on issues where agreement cannot be reached, by June 29, 2015; and

(7)
Ordered the Utilities to submit weekly reports documenting progress on clearing interconnection applications, and monthly reports on the status of key technical developments to enable DER market growth.

In addition, the PUC provided further clarifications and guidance from their Staff’s perspective on important issues relating to the growth of DER in the State.
On June 29, 2015, the Utilities submitted their final Statement of Position in the DER proceeding, which included:

(1)	new pricing provisions for future rooftop PV systems,

(2)	technical standards for advanced inverters,

(3)	new options for customers including battery-equipped rooftop PV systems,

(4)	a pilot time-of-use rate,

(5)	an improved method of calculating the amount of rooftop PV that can be safely installed, and

(6)	a streamlined and standardized PV application process.
Management cannot predict the outcome of the proceedings to review the Plans submitted in response to the PUC’s April 2014 resource planning orders, the DER Investigative Proceeding or the ultimate impact of the proceedings on the results of operations of the Utilities.
Consolidating financial information. Hawaiian Electric is not required to provide separate financial statements or other disclosures concerning Hawaii Electric Light and Maui Electric to holders of the 2004 Debentures issued by Hawaii Electric Light and Maui Electric to Trust III since all of their voting capital stock is owned, and their obligations with respect to these securities have been fully and unconditionally guaranteed, on a subordinated basis, by Hawaiian Electric. Consolidating information is provided below for Hawaiian Electric and each of its subsidiaries for the periods ended and as of the dates indicated.
Hawaiian Electric also unconditionally guarantees Hawaii Electric Light’s and Maui Electric’s obligations (a) to the State of Hawaii for the repayment of principal and interest on Special Purpose Revenue Bonds issued for the benefit of Hawaii Electric Light and Maui Electric, (b) under their respective private placement note agreements and the Hawaii Electric Light notes and Maui Electric notes issued thereunder and (c) relating to the trust preferred securities of Trust III. Hawaiian Electric is also obligated, after the satisfaction of its obligations on its own preferred stock, to make dividend, redemption and liquidation payments on Hawaii Electric Light’s and Maui Electric’s preferred stock if the respective subsidiary is unable to make such payments.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income (unaudited)
Three months ended June 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$391,007	83,732	83,442	—	(18)	$558,163
Expenses
Fuel oil	104,278	16,241	25,712	—	—	146,231
Purchased power	107,370	24,555	17,359	—	—	149,284
Other operation and maintenance	66,428	16,158	16,278	—	—	98,864
Depreciation	29,389	9,312	5,540	—	—	44,241
Taxes, other than income taxes	37,479	7,944	7,959	—	—	53,382
Total expenses	344,944	74,210	72,848	—	—	492,002
Operating income	46,063	9,522	10,594	—	(18)	66,161
Allowance for equity funds used during construction	1,581	165	150	—	—	1,896
Equity in earnings of subsidiaries	9,624	—	—	—	(9,624)	—
Interest expense and other charges, net	(11,290)	(2,592)	(2,424)	—	18	(16,288)
Allowance for borrowed funds used during construction	564	58	60	—	—	682
Income before income taxes	46,542	7,153	8,380	—	(9,624)	52,451
Income taxes	13,431	2,536	3,144	—	—	19,111
Net income	33,111	4,617	5,236	—	(9,624)	33,340
Preferred stock dividends of subsidiaries	—	133	96	—	—	229
Net income attributable to Hawaiian Electric	33,111	4,484	5,140	—	(9,624)	33,111
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$32,841	4,484	5,140	—	(9,624)	$32,841
Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income (Loss) (unaudited)
Three months ended June 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$32,841	4,484	5,140	—	(9,624)	$32,841
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	5,257	713	652	—	(1,365)	5,257
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(5,272)	(716)	(655)	—	1,371	(5,272)
Other comprehensive income (loss), net of taxes	(15)	(3)	(3)	—	6	(15)
Comprehensive income attributable to common shareholder	$32,826	4,481	5,137	—	(9,618)	$32,826

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income (unaudited)
Three months ended June 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$530,991	103,544	103,916	—	(22)	$738,429
Expenses
Fuel oil	195,549	31,179	43,529	—	—	270,257
Purchased power	140,805	28,170	19,348	—	—	188,323
Other operation and maintenance	68,992	14,817	14,755	—	—	98,564
Depreciation	27,300	8,976	5,317	—	—	41,593
Taxes, other than income taxes	49,949	9,757	9,918	—	—	69,624
Total expenses	482,595	92,899	92,867	—	—	668,361
Operating income	48,396	10,645	11,049	—	(22)	70,068
Allowance for equity funds used during construction	1,417	121	(151)	—	—	1,387
Equity in earnings of subsidiaries	9,859	—	—	—	(9,859)	—
Interest expense and other charges, net	(11,553)	(2,852)	(2,469)	—	22	(16,852)
Allowance for borrowed funds used during construction	535	47	(59)	—	—	523
Income before income taxes	48,654	7,961	8,370	—	(9,859)	55,126
Income taxes	14,154	2,982	3,261	—	—	20,397
Net income	34,500	4,979	5,109	—	(9,859)	34,729
Preferred stock dividends of subsidiaries	—	133	96	—	—	229
Net income attributable to Hawaiian Electric	34,500	4,846	5,013	—	(9,859)	34,500
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$34,230	4,846	5,013	—	(9,859)	$34,230

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income (unaudited)
Three months ended June 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$34,230	4,846	5,013	—	(9,859)	$34,230
Other comprehensive income, net of taxes:
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	2,588	292	292	—	(584)	2,588
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(2,575)	(292)	(292)	—	584	(2,575)
Other comprehensive income, net of taxes	13	—	—	—	—	13
Comprehensive income attributable to common shareholder	$34,243	4,846	5,013	—	(9,859)	$34,243

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income (unaudited)
Six months ended June 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$790,748	171,787	169,116	—	(46)	$1,131,605
Expenses
Fuel oil	222,681	39,626	60,730	—	—	323,037
Purchased power	210,620	46,448	28,223	—	—	285,291
Other operation and maintenance	136,512	32,557	33,797	—	—	202,866
Depreciation	58,778	18,625	11,081	—	—	88,484
Taxes, other than income taxes	75,680	16,328	16,122	—	—	108,130
Total expenses	704,271	153,584	149,953	—	—	1,007,808
Operating income	86,477	18,203	19,163	—	(46)	123,797
Allowance for equity funds used during construction	2,704	310	295	—	—	3,309
Equity in earnings of subsidiaries	17,316	—	—	—	(17,316)	—
Interest expense and other charges, net	(22,528)	(5,272)	(4,859)	—	46	(32,613)
Allowance for borrowed funds used during construction	952	111	118	—	—	1,181
Income before income taxes	84,921	13,352	14,717	—	(17,316)	95,674
Income taxes	24,666	4,813	5,482	—	—	34,961
Net income	60,255	8,539	9,235	—	(17,316)	60,713
Preferred stock dividends of subsidiaries	—	267	191	—	—	458
Net income attributable to Hawaiian Electric	60,255	8,272	9,044	—	(17,316)	60,255
Preferred stock dividends of Hawaiian Electric	540	—	—	—	—	540
Net income for common stock	$59,715	8,272	9,044	—	(17,316)	$59,715

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income (Loss) (unaudited)
Six months ended June 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$59,715	8,272	9,044	—	(17,316)	$59,715
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	10,190	1,364	1,252	—	(2,616)	10,190
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(10,183)	(1,367)	(1,255)	—	2,622	(10,183)
Other comprehensive income (loss), net of taxes	7	(3)	(3)	—	6	7
Comprehensive income attributable to common shareholder	$59,722	8,269	9,041	—	(17,310)	$59,722

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income (unaudited)
Six months ended June 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$1,043,446	208,475	206,609	—	(39)	$1,458,491
Expenses
Fuel oil	399,096	62,679	94,782	—	—	556,557
Purchased power	264,774	57,661	30,804	—	—	353,239
Other operation and maintenance	127,507	28,864	30,799	—	—	187,170
Depreciation	54,601	17,951	10,644	—	—	83,196
Taxes, other than income taxes	98,133	19,520	19,942	—	—	137,595
Total expenses	944,111	186,675	186,971	—	—	1,317,757
Operating income	99,335	21,800	19,638	—	(39)	140,734
Allowance for equity funds used during construction	2,889	186	(79)	—	—	2,996
Equity in earnings of subsidiaries	18,776	—	—	—	(18,776)	—
Interest expense and other charges, net	(22,040)	(5,600)	(4,974)	—	39	(32,575)
Allowance for borrowed funds used during construction	1,094	72	(29)	—	—	1,137
Income before income taxes	100,054	16,458	14,556	—	(18,776)	112,292
Income taxes	29,864	6,184	5,596	—	—	41,644
Net income	70,190	10,274	8,960	—	(18,776)	70,648
Preferred stock dividends of subsidiaries	—	267	191	—	—	458
Net income attributable to Hawaiian Electric	70,190	10,007	8,769	—	(18,776)	70,190
Preferred stock dividends of Hawaiian Electric	540	—	—	—	—	540
Net income for common stock	$69,650	10,007	8,769	—	(18,776)	$69,650

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income (unaudited)
Six months ended June 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$69,650	10,007	8,769	—	(18,776)	$69,650
Other comprehensive income, net of taxes:
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	5,107	636	545	—	(1,181)	5,107
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(5,085)	(636)	(545)	—	1,181	(5,085)
Other comprehensive income, net of taxes	22	—	—	—	—	22
Comprehensive income attributable to common shareholder	$69,672	10,007	8,769	—	(18,776)	$69,672

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Balance Sheet (unaudited)
June 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,542	5,464	3,016	—	—	$52,022
Plant and equipment	3,889,544	1,187,999	1,064,686	—	—	6,142,229
Less accumulated depreciation	(1,275,328)	(484,930)	(458,445)	—	—	(2,218,703)
Construction in progress	162,872	18,754	14,729	—	—	196,355
Utility property, plant and equipment, net	2,820,630	727,287	623,986	—	—	4,171,903
Nonutility property, plant and equipment, less accumulated depreciation	4,949	82	1,531	—	—	6,562
Total property, plant and equipment, net	2,825,579	727,369	625,517	—	—	4,178,465
Investment in wholly owned subsidiaries, at equity	543,351	—	—	—	(543,351)	—
Current assets
Cash and cash equivalents	3,393	801	175	101	—	4,470
Advances to affiliates	18,200	—	—	—	(18,200)	—
Customer accounts receivable, net	95,975	23,981	19,966	—	—	139,922
Accrued unbilled revenues, net	80,165	13,772	15,507	—	—	109,444
Other accounts receivable, net	11,816	2,009	2,703	—	(10,638)	5,890
Fuel oil stock, at average cost	85,710	8,350	14,348	—	—	108,408
Materials and supplies, at average cost	32,857	7,172	17,326	—	—	57,355
Prepayments and other	23,986	3,345	8,882	—	(251)	35,962
Regulatory assets	82,751	8,829	7,656	—	—	99,236
Total current assets	434,853	68,259	86,563	101	(29,089)	560,687
Other long-term assets
Regulatory assets	601,012	105,093	99,218	—	—	805,323
Unamortized debt expense	5,397	1,353	1,150	—	—	7,900
Other	52,211	15,303	14,418	—	—	81,932
Total other long-term assets	658,620	121,749	114,786	—	—	895,155
Total assets	$4,462,403	917,377	826,866	101	(572,440)	$5,634,307
Capitalization and liabilities
Capitalization
Common stock equity	$1,696,658	285,104	258,146	101	(543,351)	$1,696,658
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	830,546	190,000	186,000	—	—	1,206,546
Total capitalization	2,549,497	482,104	449,146	101	(543,351)	2,937,497
Current liabilities
Current portion of long-term debt	—	—	—	—	—	—
Short-term borrowings from non-affiliates	88,993	—	—	—	—	88,993
Short-term borrowings from affiliate	—	13,000	5,200	—	(18,200)	—
Accounts payable	113,360	16,479	17,911	—	—	147,750
Interest and preferred dividends payable	15,435	3,962	2,976	—	(6)	22,367
Taxes accrued	130,919	29,577	28,408	—	(251)	188,653
Regulatory liabilities	286	—	477	—	—	763
Other	51,946	9,237	15,834	—	(10,632)	66,385
Total current liabilities	400,939	72,255	70,806	—	(29,089)	514,911
Deferred credits and other liabilities
Deferred income taxes	428,866	91,220	85,616	—	—	605,702
Regulatory liabilities	245,038	81,195	30,093	—	—	356,326
Unamortized tax credits	53,632	15,290	14,971	—	—	83,893
Defined benefit pension and other postretirement benefit plans liability	436,946	67,802	73,889	—	—	578,637
Other	47,777	13,142	13,662	—	—	74,581
Total deferred credits and other liabilities	1,212,259	268,649	218,231	—	—	1,699,139
Contributions in aid of construction	299,708	94,369	88,683	—	—	482,760
Total capitalization and liabilities	$4,462,403	917,377	826,866	101	(572,440)	$5,634,307

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Balance Sheet (unaudited)
December 31, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,819	5,464	3,016	—	—	$52,299
Plant and equipment	3,782,438	1,179,032	1,048,012	—	—	6,009,482
Less accumulated depreciation	(1,253,866)	(473,933)	(447,711)	—	—	(2,175,510)
Construction in progress	134,376	12,421	11,819	—	—	158,616
Utility property, plant and equipment, net	2,706,767	722,984	615,136	—	—	4,044,887
Nonutility property, plant and equipment, less accumulated depreciation	4,950	82	1,531	—	—	6,563
Total property, plant and equipment, net	2,711,717	723,066	616,667	—	—	4,051,450
Investment in wholly owned subsidiaries, at equity	538,639	—	—	—	(538,639)	—
Current assets
Cash and cash equivalents	12,416	612	633	101	—	13,762
Advances to affiliates	16,100	—	—	—	(16,100)	—
Customer accounts receivable, net	111,462	24,222	22,800	—	—	158,484
Accrued unbilled revenues, net	103,072	15,926	18,376	—	—	137,374
Other accounts receivable, net	9,980	981	2,246	—	(8,924)	4,283
Fuel oil stock, at average cost	74,515	13,800	17,731	—	—	106,046
Materials and supplies, at average cost	33,154	6,664	17,432	—	—	57,250
Prepayments and other	44,680	8,611	13,567	—	(475)	66,383
Regulatory assets	58,550	6,745	6,126	—	—	71,421
Total current assets	463,929	77,561	98,911	101	(25,499)	615,003
Other long-term assets
Regulatory assets	623,784	107,454	102,788	—	(183)	833,843
Unamortized debt expense	5,640	1,438	1,245	—	—	8,323
Other	53,106	15,366	13,366	—	—	81,838
Total other long-term assets	682,530	124,258	117,399	—	(183)	924,004
Total assets	$4,396,815	924,885	832,977	101	(564,321)	$5,590,457
Capitalization and liabilities
Capitalization
Common stock equity	$1,682,144	281,846	256,692	101	(538,639)	$1,682,144
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	830,546	190,000	186,000	—	—	1,206,546
Total capitalization	2,534,983	478,846	447,692	101	(538,639)	2,922,983
Current liabilities
Short-term borrowings from affiliate	—	10,500	5,600	—	(16,100)	—
Accounts payable	122,433	23,728	17,773	—	—	163,934
Interest and preferred dividends payable	15,407	3,989	2,931	—	(11)	22,316
Taxes accrued	176,339	37,548	36,807	—	(292)	250,402
Regulatory liabilities	191	—	441	—	—	632
Other	48,282	9,866	16,094	—	(9,096)	65,146
Total current liabilities	362,652	85,631	79,646	—	(25,499)	502,430
Deferred credits and other liabilities
Deferred income taxes	429,515	90,119	83,238	—	—	602,872
Regulatory liabilities	236,727	77,707	29,966	—	(183)	344,217
Unamortized tax credits	49,865	14,902	14,725	—	—	79,492
Defined benefit pension and other postretirement benefit plans liability	446,888	72,547	75,960	—	—	595,395
Other	52,446	10,658	13,532	—	—	76,636
Total deferred credits and other liabilities	1,215,441	265,933	217,421	—	(183)	1,698,612
Contributions in aid of construction	283,739	94,475	88,218	—	—	466,432
Total capitalization and liabilities	$4,396,815	924,885	832,977	101	(564,321)	$5,590,457

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Changes in Common Stock Equity (unaudited)
Six months ended June 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2014	$1,682,144	281,846	256,692	101	(538,639)	$1,682,144
Net income for common stock	59,715	8,272	9,044	—	(17,316)	59,715
Other comprehensive income (loss), net of taxes	7	(3)	(3)	—	6	7
Common stock dividends	(45,203)	(5,010)	(7,587)	—	12,597	(45,203)
Common stock issuance expenses	(5)	(1)	—	—	1	(5)
Balance, June 30, 2015	$1,696,658	285,104	258,146	101	(543,351)	$1,696,658

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Changes in Common Stock Equity (unaudited)
Six months ended June 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2013	$1,593,564	274,802	248,771	101	(523,674)	$1,593,564
Net income for common stock	69,650	10,007	8,769	—	(18,776)	69,650
Other comprehensive income, net of taxes	22	—	—	—	—	22
Common stock dividends	(44,246)	(5,813)	(7,175)	—	12,988	(44,246)
Common stock issuance expenses	(3)	(1)	—	—	1	(3)
Balance, June 30, 2014	$1,618,987	278,995	250,365	101	(529,461)	$1,618,987

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Cash Flows (unaudited)
Six months ended June 30, 2015

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$60,255	8,539	9,235	—	(17,316)	$60,713
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(17,366)	—	—	—	17,316	(50)
Common stock dividends received from subsidiaries	12,647	—	—	—	(12,597)	50
Depreciation of property, plant and equipment	58,778	18,625	11,081	—	—	88,484
Other amortization	1,177	870	701	—	—	2,748
Increase in deferred income taxes	26,423	1,376	5,521	—	—	33,320
Change in tax credits, net	3,803	399	259	—	—	4,461
Allowance for equity funds used during construction	(2,704)	(310)	(295)	—	—	(3,309)
Change in cash overdraft	—	—	193	—	—	193
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	13,651	(787)	2,377	—	1,714	16,955
Decrease in accrued unbilled revenues	22,907	2,154	2,869	—	—	27,930
Decrease (increase) in fuel oil stock	(11,195)	5,450	3,383	—	—	(2,362)
Decrease (increase) in materials and supplies	297	(508)	106	—	—	(105)
Increase in regulatory assets	(15,984)	(2,987)	(1,005)	—	—	(19,976)
Decrease in accounts payable	(56,746)	(8,755)	(3,450)	—	—	(68,951)
Change in prepaid and accrued income and utility revenue taxes	(53,350)	(3,079)	(7,184)	—	—	(63,613)
Increase in defined benefit pension and other postretirement benefit plans liability	—	—	221	—	—	221
Change in other assets and liabilities	(6,099)	(1,724)	(3,565)	—	(1,714)	(13,102)
Net cash provided by operating activities	36,494	19,263	20,447	—	(12,597)	63,607
Cash flows from investing activities
Capital expenditures	(103,079)	(17,762)	(13,722)	—	—	(134,563)
Contributions in aid of construction	16,628	1,465	996	—	—	19,089
Advances from affiliates	(2,100)	—	—	—	2,100	—
Net cash used in investing activities	(88,551)	(16,297)	(12,726)	—	2,100	(115,474)
Cash flows from financing activities
Common stock dividends	(45,203)	(5,010)	(7,587)	—	12,597	(45,203)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(540)	(267)	(191)	—	—	(998)
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	88,993	2,500	(400)	—	(2,100)	88,993
Other	(216)	—	(1)	—	—	(217)
Net cash provided by (used in) financing activities	43,034	(2,777)	(8,179)	—	10,497	42,575
Net increase (decrease) in cash and cash equivalents	(9,023)	189	(458)	—	—	(9,292)
Cash and cash equivalents, beginning of period	12,416	612	633	101	—	13,762
Cash and cash equivalents, end of period	$3,393	801	175	101	—	$4,470

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Cash Flows (unaudited)
Six months ended June 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$70,190	10,274	8,960	—	(18,776)	$70,648
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(18,826)	—	—	—	18,776	(50)
Common stock dividends received from subsidiaries	13,038	—	—	—	(12,988)	50
Depreciation of property, plant and equipment	54,601	17,951	10,644	—	—	83,196
Other amortization	554	1,299	1,744	—	—	3,597
Increase in deferred income taxes	34,976	4,478	5,932	—	—	45,386
Change in tax credits, net	3,482	434	311	—	—	4,227
Allowance for equity funds used during construction	(2,889)	(186)	79	—	—	(2,996)
Change in cash overdraft	—	—	(1,038)	—	—	(1,038)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(4,840)	(1,527)	708	—	620	(5,039)
Decrease (increase) in accrued unbilled revenues	1,058	(352)	1,549	—	—	2,255
Decrease (increase) in fuel oil stock	(23,457)	1,661	(5,410)	—	—	(27,206)
Increase in materials and supplies	(229)	(246)	(1,360)	—	—	(1,835)
Increase in regulatory assets	(15,893)	(1,640)	(198)	—	—	(17,731)
Decrease in accounts payable	(54,777)	(5,621)	(2,908)	—	—	(63,306)
Change in prepaid and accrued income and utility revenue taxes	(33,867)	(3,709)	(694)	—	—	(38,270)
Decrease in defined benefit pension and other postretirement benefit plans liability	(281)	—	(217)	—	—	(498)
Change in other assets and liabilities	(19,897)	(2,586)	(3,155)	—	(620)	(26,258)
Net cash provided by operating activities	2,943	20,230	14,947	—	(12,988)	25,132
Cash flows from investing activities
Capital expenditures	(104,710)	(20,567)	(20,457)	—	—	(145,734)
Contributions in aid of construction	8,520	2,493	2,196	—	—	13,209
Advances from (to) affiliates	(16,761)	1,000	—	—	15,761	—
Net cash used in investing activities	(112,951)	(17,074)	(18,261)	—	15,761	(132,525)
Cash flows from financing activities
Common stock dividends	(44,246)	(5,813)	(7,175)	—	12,988	(44,246)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(540)	(267)	(191)	—	—	(998)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	101,989	3,400	13,361	—	(15,761)	102,989
Other	(334)	(48)	(75)	—	—	(457)
Net cash provided by (used in) financing activities	56,869	(2,728)	5,920	—	(2,773)	57,288
Net increase (decrease) in cash and cash equivalents	(53,139)	428	2,606	—	—	(50,105)
Cash and cash equivalents, beginning of period	61,245	1,326	153	101	—	62,825
Cash and cash equivalents, end of period	$8,106	1,754	2,759	101	—	$12,720

5 · Bank segment

Selected financial information
American Savings Bank, F.S.B.
Statements of Income Data

	Three months ended June 30		Six months ended June 30
(in thousands)	2015	2014	2015	2014
Interest and dividend income
Interest and fees on loans	$46,035	$43,851	$91,233	$87,533
Interest and dividends on investment securities	3,306	2,950	6,357	5,985
Total interest and dividend income	49,341	46,801	97,590	93,518
Interest expense
Interest on deposit liabilities	1,266	1,237	2,526	2,462
Interest on other borrowings	1,487	1,420	2,953	2,825
Total interest expense	2,753	2,657	5,479	5,287
Net interest income	46,588	44,144	92,111	88,231
Provision for loan losses	1,825	1,021	2,439	2,016
Net interest income after provision for loan losses	44,763	43,123	89,672	86,215
Noninterest income
Fees from other financial services	5,550	5,217	10,905	10,345
Fee income on deposit liabilities	5,424	4,645	10,739	9,066
Fee income on other financial products	2,103	2,064	3,992	4,354
Bank-owned life insurance	1,058	982	2,041	1,945
Mortgage banking income	2,068	246	3,890	874
Gains on sale of investment securities	—	—	—	2,847
Other income, net	239	661	974	1,286
Total noninterest income	16,442	13,815	32,541	30,717
Noninterest expense
Compensation and employee benefits	22,319	19,872	44,085	40,158
Occupancy	4,009	4,489	8,122	8,442
Data processing	2,953	2,971	6,069	6,031
Services	2,833	2,855	5,174	5,128
Equipment	1,690	1,609	3,391	3,254
Office supplies, printing and postage	1,303	1,456	2,786	3,072
Marketing	844	1,031	1,685	1,742
FDIC insurance	773	805	1,584	1,601
Other expense	4,755	3,894	8,960	7,016
Total noninterest expense	41,479	38,982	81,856	76,444
Income before income taxes	19,726	17,956	40,357	40,488
Income taxes	6,875	6,420	14,031	14,553
Net income	$12,851	$11,536	$26,326	$25,935

American Savings Bank, F.S.B.
Statements of Comprehensive Income Data

	Three months ended June 30		Six months ended June 30
(in thousands)	2015	2014	2015	2014
Net income	$12,851	$11,536	$26,326	$25,935
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for-sale investment securities:
Net unrealized gains (losses) on available-for-sale investment securities arising during the period, net of (taxes) benefits of $2,439, $(1,679), $161 and $(3,343) for the respective periods	(3,694)	2,543	(243)	5,063
Less: reclassification adjustment for net realized gains included in net income, net of taxes of nil, nil, nil and $1,132 for the respective periods	—	—	—	(1,715)
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $255, $142, $514 and $286 for the respective periods	387	215	779	434
Other comprehensive income (loss), net of taxes	(3,307)	2,758	536	3,782
Comprehensive income	$9,544	$14,294	$26,862	$29,717

American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	June 30, 2015		December 31, 2014
Assets
Cash and due from banks		$106,914		$107,233
Interest-bearing deposits		162,088		54,230
Available-for-sale investment securities, at fair value		693,520		550,394
Stock in Federal Home Loan Bank, at cost		10,678		69,302
Loans receivable held for investment		4,457,182		4,434,651
Allowance for loan losses		(46,365)		(45,618)
Net loans		4,410,817		4,389,033
Loans held for sale, at lower of cost or fair value		5,581		8,424
Other		305,310		305,416
Goodwill		82,190		82,190
Total assets		$5,777,098		$5,566,222

Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$1,455,721		$1,342,794
Deposit liabilities—interest-bearing		3,347,550		3,280,621
Other borrowings		314,157		290,656
Other		113,015		118,363
Total liabilities		5,230,443		5,032,434
Commitments and contingencies
Common stock		1		1
Additional paid in capital		339,416		338,411
Retained earnings		223,260		211,934
Accumulated other comprehensive loss, net of tax benefits
Net unrealized gains on securities	$219		$462
Retirement benefit plans	(16,241)	(16,022)	(17,020)	(16,558)
Total shareholder’s equity		546,655		533,788
Total liabilities and shareholder’s equity		$5,777,098		$5,566,222

Other assets
Bank-owned life insurance		$136,062		$134,115
Premises and equipment, net		85,976		92,407
Prepaid expenses		3,728		3,196
Accrued interest receivable		14,052		13,632
Mortgage-servicing rights		12,265		11,540
Low-income housing equity investments		30,974		33,438
Real estate acquired in settlement of loans, net		318		891
Other		21,935		16,197
		$305,310		$305,416
Other liabilities
Accrued expenses		$26,915		$37,880
Federal and state income taxes payable		26,502		28,642
Cashier’s checks		27,670		20,509
Advance payments by borrowers		10,093		9,652
Other		21,835		21,680
		$113,015		$118,363

Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.

Other borrowings consisted of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (FHLB) of $214 million and $100 million, respectively, as of June 30, 2015 and $191 million and $100 million, respectively, as of December 31, 2014.
Available-for-sale investment securities.  The major components of investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value		Gross unrealized losses
					Less than 12 months			12 months or longer
(dollar in thousands)					Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
June 30, 2015
Available-for-sale
U.S. Treasury and federal agency obligations	$168,143	$1,355	$(1,039)	$168,459	12	$76,835	$(477)	3	$18,332	$(562)
Mortgage-related securities- FNMA, FHLMC and GNMA	525,014	5,217	(5,170)	525,061	20	170,965	(1,622)	25	136,546	(3,548)
	$693,157	$6,572	$(6,209)	$693,520	32	$247,800	$(2,099)	28	$154,878	$(4,110)
December 31, 2014
Available-for-sale
U.S. Treasury and federal agency obligations	$119,507	$1,092	$(1,039)	$119,560	6	$41,970	$(361)	5	$29,168	$(678)
Mortgage-related securities- FNMA, FHLMC and GNMA	430,120	5,653	(4,939)	430,834	6	47,029	(164)	29	172,623	(4,775)
	$549,627	$6,745	$(5,978)	$550,394	12	$88,999	$(525)	34	$201,791	$(5,453)
The unrealized losses on ASB’s investments in mortgage-related securities and obligations issued by federal agencies were caused by interest rate movements. Because ASB does not intend to sell the securities and has determined it is more likely than not that it will not be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, ASB did not consider these investments to be other-than-temporarily impaired at June 30, 2015.
The fair values of ASB’s investment securities could decline if interest rates rise or spreads widen.
U.S. Treasury and federal agency obligations have contractual terms to maturity. Mortgage-related securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.The contractual maturities of available-for-sale investment securities were as follows:

June 30, 2015	Amortized cost	Fair value
(in thousands)
Due in one year or less	$—	$—
Due after one year through five years	37,272	37,631
Due after five years through ten years	77,747	78,291
Due after ten years	53,124	52,537
	168,143	168,459
Mortgage-related securities-FNMA,FHLMC and GNMA	525,014	525,061
Total available-for-sale securities	$693,157	$693,520

Allowance for loan losses.  The allowance for loan losses (balances and changes) and financing receivables were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Unallocated	Total
Three months ended June 30, 2015
Allowance for loan losses:
Beginning balance	$4,921	$11,228	$6,523	$2,286	$2,837	$21	$14,580	$3,399	$—	$45,795
Charge-offs	(58)	—	(17)	—	—	—	(756)	(983)	—	(1,814)
Recoveries	55	—	8	136	—	—	106	254	—	559
Provision	(627)	(808)	99	(319)	(262)	(3)	3,539	206	—	1,825
Ending balance	$4,291	$10,420	$6,613	$2,103	$2,575	$18	$17,469	$2,876	$—	$46,365
Three months ended June 30, 2014
Allowance for loan losses:
Beginning balance	$5,475	$5,715	$5,969	$1,575	$3,063	$24	$15,592	$2,316	$1,194	$40,923
Charge-offs	(94)	—	(136)	(47)	—	—	(246)	(461)	—	(984)
Recoveries	555	—	314	77	—	—	225	241	—	1,412
Provision	(269)	1,515	934	232	327	2	(427)	(99)	(1,194)	1,021
Ending balance	$5,667	$7,230	$7,081	$1,837	$3,390	$26	$15,144	$1,997	$—	$42,372
Six months ended June 30, 2015
Allowance for loan losses:
Beginning balance	$4,662	$8,954	$6,982	$1,875	$5,471	$28	$14,017	$3,629	$—	$45,618
Charge-offs	(214)	—	(20)	—	—	—	(802)	(1,925)	—	(2,961)
Recoveries	67	—	39	185	—	—	447	531	—	1,269
Provision	(224)	1,466	(388)	43	(2,896)	(10)	3,807	641	—	2,439
Ending balance	$4,291	$10,420	$6,613	$2,103	$2,575	$18	$17,469	$2,876	$—	$46,365
Ending balance: individually evaluated for impairment	$1,363	$—	$269	$1,048	$—	$—	$2,702	$8		$5,390
Ending balance: collectively evaluated for impairment	$2,928	$10,420	$6,344	$1,055	$2,575	$18	$14,767	$2,868	$—	$40,975
Financing Receivables:
Ending balance	$2,045,357	$561,262	$820,296	$17,273	$62,444	$19,984	$821,636	$115,167		$4,463,419
Ending balance: individually evaluated for impairment	$22,720	$522	$1,899	$6,534	$—	$—	$23,541	$15		$55,231
Ending balance: collectively evaluated for impairment	$2,022,637	$560,740	$818,397	$10,739	$62,444	$19,984	$798,095	$115,152		$4,408,188
Six months ended June 30, 2014
Allowance for loan losses:
Beginning balance	$5,534	$5,059	$5,229	$1,817	$2,397	$19	$15,803	$2,367	$1,891	$40,116
Charge-offs	(360)	—	(136)	(53)	—	—	(370)	(1,022)	—	(1,941)
Recoveries	896	—	325	163	—	—	325	472	—	2,181
Provision	(403)	2,171	1,663	(90)	993	7	(614)	180	(1,891)	2,016
Ending balance	$5,667	$7,230	$7,081	$1,837	$3,390	$26	$15,144	$1,997	$—	$42,372
Ending balance: individually evaluated for impairment	$969	$941	$14	$1,202	$—	$—	$1,239	$5		$4,370
Ending balance: collectively evaluated for impairment	$4,698	$6,289	$7,067	$635	$3,390	$26	$13,905	$1,992	$—	$38,002
Financing Receivables:
Ending balance	$2,019,092	$476,116	$790,837	$17,189	$80,312	$17,441	$782,804	$111,254		$4,295,045
Ending balance: individually evaluated for impairment	$17,978	$4,512	$612	$9,320	$—	$—	$18,042	$17		$50,481
Ending balance: collectively evaluated for impairment	$2,001,114	$471,604	$790,225	$7,869	$80,312	$17,441	$764,762	$111,237		$4,244,564

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

Each loan is assigned an Asset Quality Rating (AQR) reflecting the likelihood of repayment or orderly liquidation of that loan transaction pursuant to regulatory credit classifications:  Pass, Special Mention, Substandard, Doubtful, and Loss. The AQR is a function of the PD Model rating, the LGD, and possible non-model factors which impact the ultimate collectability of the loan such as character of the business owner/guarantor, interim period performance, litigation, tax liens, and major changes in business and economic conditions. Pass exposures generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral. Special Mention loans have potential weaknesses that, if left uncorrected, could jeopardize the liquidation of the debt.  Substandard loans have well-defined weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the Bank may sustain some loss. An asset classified Doubtful has the weaknesses of those classified Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
The credit risk profile by internally assigned grade for loans was as follows:

	June 30, 2015			December 31, 2014
(in thousands)	Commercial real estate	Commercial construction	Commercial	Commercial real estate	Commercial construction	Commercial
Grade:
Pass	$507,904	$58,356	$763,238	$493,105	$79,312	$743,334
Special mention	7,232	4,088	10,313	5,209	—	16,095
Substandard	46,126	—	47,492	33,603	17,126	31,665
Doubtful	—	—	593	—	—	663
Loss	—	—	—	—	—	—
Total	$561,262	$62,444	$821,636	$531,917	$96,438	$791,757

The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment> 90 days and accruing
June 30, 2015
Real estate:
Residential 1-4 family	$5,016	$1,900	$11,998	$18,914	$2,026,443	$2,045,357	$—
Commercial real estate	—	—	—	—	561,262	561,262	—
Home equity line of credit	923	284	389	1,596	818,700	820,296	—
Residential land	420	267	—	687	16,586	17,273
Commercial construction	—	—	—	—	62,444	62,444	—
Residential construction	—	—	—	—	19,984	19,984	—
Commercial	907	147	528	1,582	820,054	821,636	—
Consumer	1,119	331	295	1,745	113,422	115,167	—
Total loans	$8,385	$2,929	$13,210	$24,524	$4,438,895	$4,463,419	$—
December 31, 2014
Real estate:
Residential 1-4 family	$6,124	$1,732	$12,632	$20,488	$2,023,717	$2,044,205	$—
Commercial real estate	—	—	—	—	531,917	531,917	—
Home equity line of credit	1,341	501	194	2,036	816,779	818,815	—
Residential land	—	—	—	—	16,240	16,240	—
Commercial construction	—	—	—	—	96,438	96,438	—
Residential construction	—	—	—	—	18,961	18,961	—
Commercial	699	145	569	1,413	790,344	791,757	—
Consumer	829	333	403	1,565	121,091	122,656	—
Total loans	$8,993	$2,711	$13,798	$25,502	$4,415,487	$4,440,989	$—

The credit risk profile based on nonaccrual loans, accruing loans 90 days or more past due and TDR loans was as follows:

(in thousands)	June 30, 2015	December 31, 2014
Real estate:
Residential 1-4 family	$18,172	$19,253
Commercial real estate	522	5,112
Home equity line of credit	1,962	1,087
Residential land	712	720
Commercial construction	—	—
Residential construction	—	—
Commercial	9,225	10,053
Consumer	543	661
Total nonaccrual loans	$31,136	$36,886
Real estate:
Residential 1-4 family	$—	$—
Commercial real estate	—	—
Home equity line of credit	—	—
Residential land	—	—
Commercial construction	—	—
Residential construction	—	—
Commercial	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	$—	$—
Real estate:
Residential 1-4 family	$14,257	$13,525
Commercial real estate	—	—
Home equity line of credit	1,362	480
Residential land	5,822	7,130
Commercial construction	—	—
Residential construction	—	—
Commercial	1,315	2,972
Consumer	—	—
Total troubled debt restructured loans not included above	$22,756	$24,107

The total carrying amount and the total unpaid principal balance of impaired loans were as follows:

	June 30, 2015			Three months ended June 30, 2015		Six months ended June 30, 2015
(in thousands)	Recorded investment	Unpaid principal balance	Related Allowance	Average recorded investment	Interest income recognized*	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$11,132	$12,417	$—	$11,193	$66	$11,373	$155
Commercial real estate	522	593	—	530	—	543	—
Home equity line of credit	376	583	—	433	1	417	2
Residential land	2,597	3,366	—	3,026	44	2,831	96
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	5,221	7,119	—	5,432	139	6,363	141
Consumer	—	—	—	—	—	—	—
	$19,848	$24,078	$—	$20,614	$250	$21,527	$394
With an allowance recorded
Real estate:
Residential 1-4 family	$11,588	$11,641	$1,363	$11,794	$130	$11,651	$256
Commercial real estate	—	—	—	1,474	—	2,978	—
Home equity line of credit	1,523	1,585	269	1,212	8	919	14
Residential land	3,937	4,015	1,048	4,142	84	4,666	167
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	18,320	20,161	2,702	9,358	36	7,170	86
Consumer	15	15	8	15	—	15	—
	$35,383	$37,417	$5,390	$27,995	$258	$27,399	$523
Total
Real estate:
Residential 1-4 family	$22,720	$24,058	$1,363	$22,987	$196	$23,024	$411
Commercial real estate	522	593	—	2,004	—	3,521	—
Home equity line of credit	1,899	2,168	269	1,645	9	1,336	16
Residential land	6,534	7,381	1,048	7,168	128	7,497	263
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial	23,541	27,280	2,702	14,790	175	13,533	227
Consumer	15	15	8	15	—	15	—
	$55,231	$61,495	$5,390	$48,609	$508	$48,926	$917

	December 31, 2014			Year ended December 31, 2014
(in thousands)	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$11,654	$12,987	$—	$9,056	$227
Commercial real estate	571	626	—	194	—
Home equity line of credit	363	606	—	402	5
Residential land	2,344	3,200	—	2,728	172
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	8,235	11,471	—	5,204	38
Consumer	—	—	—	8	—
	$23,167	$28,890	$—	$17,592	$442
With an allowance recorded
Real estate:
Residential 1-4 family	$11,327	$11,347	$951	$8,822	$419
Commercial real estate	4,541	4,541	1,845	3,415	478
Home equity line of credit	416	420	46	132	6
Residential land	5,506	5,584	1,057	6,415	484
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	4,873	5,211	760	12,089	438
Consumer	16	16	6	9	—
	$26,679	$27,119	$4,665	$30,882	$1,825
Total
Real estate:
Residential 1-4 family	$22,981	$24,334	$951	$17,878	$646
Commercial real estate	5,112	5,167	1,845	3,609	478
Home equity line of credit	779	1,026	46	534	11
Residential land	7,850	8,784	1,057	9,143	656
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial	13,108	16,682	760	17,293	476
Consumer	16	16	6	17	—
	$49,846	$56,009	$4,665	$48,474	$2,267

*	Since loan was classified as impaired.

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
Loan modifications that occurred and the impact on the allowance for loan losses were as follows:

	Three months ended June 30, 2015				Six months ended June 30, 2015
	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance
(dollars in thousands)		Pre-modification	Post-modification	(as of period end)		Pre-modification	Post-modification	(as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	2	$318	$318	$—	7	$1,195	$1,213	$47
Commercial real estate	—	—	—	—	—	—	—	—
Home equity line of credit	13	690	690	105	22	1,119	1,119	160
Residential land	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Commercial	3	161	161	78	4	253	253	78
Consumer	—	—	—	—	—	—	—	—
	18	$1,169	$1,169	$183	33	$2,567	$2,585	$285

	Three months ended June 30, 2014				Six months ended June 30, 2014
	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance	Number of contracts	Outstanding recorded investment[1]		Net increase in allowance
(dollars in thousands)		Pre-modification	Post-modification	(as of period end)		Pre-modification	Post-modification	(as of period end)
Troubled debt restructurings
Real estate:
Residential 1-4 family	7	$2,194	$2,212	$207	12	$3,115	$3,147	$251
Commercial real estate	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Residential land	9	2,915	2,915	225	16	4,048	4,048	400
Commercial construction	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Commercial	2	754	754	—	5	1,227	1,227	14
Consumer	—	—	—	—	—	—	—	—
	18	$5,863	$5,881	$432	33	$8,390	$8,422	$665
1 The reported balances include loans that became TDR during the period, and were fully paid-off, charged-off, or sold prior to period end.

Loans modified in TDRs that experienced a payment default of 90 days or more in for the indicated periods, and for which the payment of default occurred within one year of the modification, were as follows:

	Three months ended June 30, 2014		Six months ended June 30, 2014
(dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate loans:
Residential 1-4 family	1	$390	1	$390
Commercial real estate	—	—	—	—
Home equity line of credit	—	—	—	—
Residential land	—	—	—	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial loans	—	—	—	—
Consumer loans	—	—	—	—
	1	$390	1	$390
There were no loans modified in TDRs that experienced a payment default of 90 days or more in the second quarter of 2015 and six months ended June 30, 2015, and for which the payment of default occurred within one year of the modification.
If loans modified in a TDR subsequently default, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been impaired or modified in TDRs totaled $0.1 million at June 30, 2015.
Mortgage servicing rights. In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these sales, but may retain the servicing rights of the loans sold.
Mortgage servicing fees, a component of other income, net, were $0.9 million for the three months ended June 30, 2015 and 2014 and $1.8 million and $1.7 million for the six months ended June 30, 2015 and 2014, respectively.
The carrying values of mortgage servicing assets were as follows:

(in thousands)	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount
June 30, 2015	$29,182	$(16,880)	$(37)	$12,265
June 30, 2014	26,357	(14,578)	(174)	11,605
Changes related to mortgage servicing rights were as follows:

(in thousands)	2015	2014
Mortgage servicing rights
Balance, January 1	$11,749	$11,938
Amount capitalized	2,001	753
Amortization	(1,444)	(872)
Other-than-temporary impairment	(4)	(40)
Carrying amount before valuation allowance, June 30	12,302	11,779
Valuation allowance for mortgage servicing rights
Balance, January 1	209	251
Provision (recovery)	(168)	(37)
Other-than-temporary impairment	(4)	(40)
Balance, June 30	37	174
Net carrying value of mortgage servicing rights	$12,265	$11,605

ASB capitalizes mortgage servicing rights acquired through either the purchase or origination of mortgage loans for sale with servicing rights retained. Changes in mortgage interest rates impact the value of ASB’s mortgage servicing rights. Rising interest rates typically result in slower prepayment speeds in the loans being serviced for others, which increases the value of mortgage servicing rights, whereas declining interest rates typically result in faster prepayment speeds which decrease the value of mortgage servicing rights and increase the amortization of the mortgage servicing rights.

Key assumptions used in estimating the fair value of the bank’s mortgage servicing rights were as follows:

(dollars in thousands)	June 30, 2015	December 31, 2014
Unpaid principal balance	$1,467,492	$1,391,030
Weighted average note rate	4.02%	4.07%
Weighted average discount rate	9.5%	9.6%
Weighted average prepayment speed	11.0%	9.5%

The sensitivity analysis of fair value of MSR to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions is as follows:

(dollars in thousands)	June 30, 2015	December 31, 2014
Prepayment rate:
25 basis points adverse rate change	$(814)	$(757)
50 basis points adverse rate change	(1,537)	(1,524)
Discount rate:
25 basis points adverse rate change	(132)	(140)
50 basis points adverse rate change	(262)	(278)

The effect of a variation in certain assumptions on fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the changes in the fair value of MSRs typically is not linear.
Other borrowings.  Securities sold under agreements to repurchase are accounted for as financing transactions and the obligations to repurchase these securities are recorded as liabilities in the balance sheet. All such agreements are subject to master netting arrangements, which provide for conditional right of set-off in case of default by either party; however, ASB presents securities sold under agreements to repurchase on a gross basis in the balance sheet. The following tables present information about the securities sold under agreements to repurchase, including the related collateral received from or pledged to counterparties:

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheet	Net amount of liabilities presented in the Balance Sheet
Repurchase agreements
June 30, 2015	$214	$—	$214
December 31, 2014	191	—	191

	Gross amount not offset in the Balance Sheet
(in millions)	Net amount of liabilities presented in the Balance Sheet	Financial instruments	Cash collateral pledged	Net amount
June 30, 2015
Financial institution	$50	$50	$—	$—
Government entities	66	66	—	—
Commercial account holders	98	98	—	—
Total	$214	$214	$—	$—

December 31, 2014
Financial institution	$50	$50	$—	$—
Government entities	56	56	—	—
Commercial account holders	85	85	—	—
Total	$191	$191	$—	$—
Derivative financial instruments. ASB enters into interest rate lock commitments (IRLCs) with borrowers, and forward commitments to sell loans or to-be-announced mortgage-backed securities to investors to hedge against the inherent interest rate and pricing risk associated with selling loans.
ASB enters into IRLCs for residential mortgage loans, which commit ASB to lend funds to a potential borrower at a specific interest rate and within a specified period of time. IRLCs that relate to the origination of mortgage loans that will be held for sale are considered derivative financial instruments under applicable accounting guidance. Outstanding IRLCs expose ASB to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan. The IRLCs are free-standing derivatives which are carried at fair value with changes recorded in mortgage banking income.
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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

	June 30, 2015		December 31, 2014
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$33,178	$446	$29,330	$390
Forward commitments	28,551	(7)	32,833	(106)
ASB’s derivative financial instruments, their fair values, and balance sheet location were as follows:

Derivative Financial Instruments Not Designated as Hedging Instruments [1]	June 30, 2015		December 31, 2014
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$448	$2	$393	$3
Forward commitments	6	13	5	111
	$454	$15	$398	$114
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.

The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in the statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of net gains (losses) recognized in the Statement of Income	Three months ended June 30		Six months ended June 30
(in thousands)		2015	2014	2015	2014
Interest rate lock commitments	Mortgage banking income	$(389)	$(194)	$56	$(464)
Forward commitments	Mortgage banking income	258	(33)	99	(139)
		$(131)	$(227)	$155	$(603)
Low-Income Housing Tax Credit (LIHTC). ASB’s unfunded commitments to fund its LIHTC investment partnerships were $8.6 million and $14.8 million at June 30, 2015 and December 31, 2014, respectively. These unfunded commitments were unconditional and legally binding and are recorded in other liabilities with a corresponding increase in other assets. Cash contributions and payments made on commitments to LIHTC investment partnerships are classified as operating activities in the Company’s consolidated statements of cash flows. As of June 30, 2015, ASB did not have any impairment losses resulting from forfeiture or ineligibility of tax credits or other circumstances related to its LIHTC investment partnerships.
Contingencies.  In March 2011, a purported class action lawsuit was filed in the First Circuit Court of the state of Hawaii by a customer who claimed that ASB had improperly charged overdraft fees on debit card transactions. ASB filed a motion to dismiss the lawsuit on the basis that ASB’s overdraft practices are governed by federal regulations established for federal savings banks which preempt the customer’s state law claims. In July 2011, the Circuit Court denied ASB's motion without prejudice and ASB appealed that decision. ASB's appeal is pending before the Hawaii Supreme Court. However, in December 2014, through a voluntary mediation process, ASB reached a tentative settlement of the claims. The tentative settlement, which received final court approval on May 21, 2015, provided for a payment of $2.0 million into a class settlement fund, the proceeds of which would be used to refund class members and pay attorneys’ fees and administrative and other costs, in exchange for a complete release of all claims asserted against ASB. The $2.0 million settlement amount was fully reserved by ASB in December 2014 and paid into the settlement fund in January 2015.
6 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  For the first six months of 2015, the Company contributed $44 million ($43 million by the Utilities) to its pension and other postretirement benefit plans, compared to $30 million ($29 million by the Utilities) in the first six months of 2014. The Company’s current estimate of contributions to its pension and other postretirement benefit plans in 2015 is $88 million ($86 million by the Utilities, $2 million by HEI and nil by ASB), compared to $60 million ($59 million by the Utilities, $1 million by HEI and nil by ASB) in 2014. In addition, the Company expects to pay directly $2 million ($1 million by the Utilities) of benefits in 2015, compared to $2 million ($1 million by the Utilities) paid in 2014.
The Pension Protection Act of 2006 (Pension Protection Act) signed into law on August 17, 2006, amended the Employee Retirement Income Security Act of 1974 (ERISA).  Among other things, the Pension Protection Act changed the funding rules for qualified pension plans. On August 8, 2014, President Obama signed the latest change to the Pension Protection Act, the Highway and Transportation Funding Act of 2014 (HATFA). HATFA resulted in an increase of the Adjusted Funding Target Attainment Percentage (AFTAP) for benefit distribution purposes and eased funding requirements effective with the 2014 plan year (a plan sponsor could have elected to apply the provisions of HATFA to 2013, but the Company did not so elect). As a result, the minimum funding requirements for the HEI Retirement Plan under ERISA are less than the net periodic cost for 2014 and 2015. To satisfy the requirements of the Utilities pension and OPEB tracking mechanisms, the Utilities contributed the net periodic cost in 2014 and expect to contribute the net periodic cost in 2015.
The Pension Protection Act provides that if a pension plan’s funded status falls below certain levels, more conservative assumptions must be used to value obligations under the pension plan. The HEI Retirement Plan met the threshold requirements in each of 2013 and 2014 so that the more conservative assumptions did not apply for either 2014 or 2015. Other factors could cause changes to the required contribution levels.

The components of net periodic benefit cost for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended June 30				Six months ended June 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2015	2014	2015	2014	2015	2014	2015	2014
HEI consolidated
Service cost	$16,640	$12,525	$1,094	$866	$33,106	$24,652	$1,963	$1,749
Interest cost	19,363	18,113	2,268	2,117	38,502	36,114	4,503	4,277
Expected return on plan assets	(22,149)	(20,334)	(2,934)	(2,748)	(44,300)	(40,681)	(5,841)	(5,456)
Amortization of net prior service loss (gain)	1	22	(449)	(449)	2	44	(897)	(897)
Amortization of net actuarial loss (gain)	9,455	5,138	466	(3)	18,417	10,176	896	(6)
Net periodic benefit cost (credit)	23,310	15,464	445	(217)	45,727	30,305	624	(333)
Impact of PUC D&Os	(10,464)	(3,651)	(218)	543	(19,977)	(6,662)	(120)	988
Net periodic benefit cost (adjusted for impact of PUC D&Os)	$12,846	$11,813	$227	$326	$25,750	$23,643	$504	$655
Hawaiian Electric consolidated
Service cost	$16,148	$12,101	$1,080	$840	$32,131	$23,798	$1,935	$1,696
Interest cost	17,749	16,553	2,191	2,038	35,265	32,989	4,350	4,117
Expected return on plan assets	(20,639)	(18,158)	(2,889)	(2,707)	(41,271)	(36,329)	(5,748)	(5,370)
Amortization of net prior service loss (gain)	10	16	(451)	(451)	20	31	(902)	(902)
Amortization of net actuarial loss	8,592	4,669	455	—	16,686	9,229	877	—
Net periodic benefit cost (credit)	21,860	15,181	386	(280)	42,831	29,718	512	(459)
Impact of PUC D&Os	(10,464)	(3,651)	(218)	543	(19,977)	(6,662)	(120)	988
Net periodic benefit cost (adjusted for impact of PUC D&Os)	$11,396	$11,530	$168	$263	$22,854	$23,056	$392	$529
HEI consolidated recorded retirement benefits expense of $18 million ($15 million by the Utilities) and $17 million ($16 million by the Utilities) in the first six months of 2015 and 2014, respectively, and charged the remaining net periodic benefit cost primarily to electric utility plant.
The Utilities have implemented pension and OPEB tracking mechanisms under which all of their retirement benefit expenses (except for executive life and nonqualified pension plan expenses) determined in accordance with GAAP are recovered over time. Under the tracking mechanisms, these retirement benefit costs that are over/under amounts allowed in rates are charged/credited to a regulatory asset/liability. The regulatory asset/liability for each utility will be amortized over 5 years beginning with the issuance of the PUC’s D&O in the respective utility’s next rate case.
Defined contribution plans information.  For the first six months of 2015 and 2014, the Company’s expense for its defined contribution pension plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan was $2.7 million and $2.2 million, respectively, and cash contributions were $3.4 million and $3.5 million, respectively. For the first six months of 2015 and 2014, the Utilities’ expense for its defined contribution pension plan under the HEIRSP was $0.7 million and $0.4 million, respectively, and cash contributions were $0.7 million and $0.4 million, respectively.

7 · Share-based compensation
Under the 2010 Equity and Incentive Plan, as amended, HEI can issue shares of common stock as incentive compensation to selected employees in the form of stock options, stock appreciation rights (SARs), restricted shares, restricted stock units, performance shares and other share-based and cash-based awards. The 2010 Equity and Incentive Plan (original EIP) was amended and restated effective March 1, 2014 (EIP) and an additional 1.5 million shares was added to the shares available for issuance under these programs.
As of June 30, 2015, approximately 3.5 million shares remained available for future issuance under the terms of the EIP (assuming recycling of shares withheld to satisfy minimum statutory tax liabilities relating to EIP awards), including an estimated 0.8 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. As of June 30, 2015, there were 141,044 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended June 30		Six months ended June 30
(in millions)	2015	2014	2015	2014
HEI consolidated
Share-based compensation expense [1]	$2.0	$2.8	$3.8	$5.2
Income tax benefit	0.7	1.1	1.4	1.9
Hawaiian Electric consolidated
Share-based compensation expense [1]	0.7	0.9	1.2	1.6
Income tax benefit	0.3	0.3	0.5	0.6

[1]
$0.05 million and $0.03 million of this share-based compensation expense was capitalized in the second quarter of 2015 and 2014, respectively. $0.09 million and $0.07 million of this share-based compensation expense was capitalized in the six months ended June 30, 2015 and 2014, respectively.

Stock awards. HEI granted HEI common stock to nonemployee directors of HEI, Hawaiian Electric and ASB under the 2011 Director Plan as follows:

	Six months ended June 30
($ in millions)	2015	2014
Shares granted	28,246	33,170
Fair value	$0.8	$0.8
Income tax benefit	0.3	0.3
The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI Common Stock on the grant date.
Stock appreciation rights.  As of December 31, 2014, the shares underlying SARs outstanding totaled 80,000, with a weighted-average exercise price of $26.18. As of June 30, 2015, there were no remaining SARs outstanding.
SARs activity and statistics were as follows:

	Three months ended June 30		Six months ended June 30
(dollars in thousands, except prices)	2015	2014	2015	2014
Shares underlying SARS exercised	—	—	80,000	—
Weighted-average price of shares exercised	$—	$—	$26.18	$—
Intrinsic value of shares exercised [1]	—	—	502	—
Tax benefit realized for the deduction of exercises	—	—	82	—
1 Intrinsic value is the amount by which the fair market value of the underlying stock and the related dividend equivalent rights exceeds the exercise price of the right.

Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended June 30				Six months ended June 30
	2015		2014		2015		2014
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	261,691	$28.33	332,158	$25.04	261,235	$25.77	288,151	$25.17
Granted	788	31.25	—	—	85,082	33.72	115,036	25.19
Vested	(832)	26.60	(67,832)	22.31	(80,051)	25.77	(138,861)	24.09
Forfeited	(9,345)	28.36	—	—	(13,964)	27.52	—	—
Outstanding, end of period	252,302	$28.35	264,326	$25.74	252,302	$28.35	264,326	$25.74
Total weighted-average grant-date fair value of shares granted ($ millions)	$—		$—		$2.9		$2.9

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
As of June 30, 2015, there was $5.6 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.8 years.
For the first six months of 2015 and 2014, total restricted stock units that vested and related dividends had a fair value of $3.0 million and $4.0 million, respectively, and the related tax benefits were $0.8 million and $1.3 million, respectively.
Long-term incentive plan payable in stock.  The 2013-2015 long-term incentive plan (LTIP) and 2014-2016 LTIP provide for performance awards under the original EIP of shares of HEI common stock based on the satisfaction of performance goals considered to be a market condition and service conditions. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made subject to the achievement of specified performance levels. The potential payout varies from 0% to 200% of the number of target shares depending on achievement of the goals. The LTIP performance goals for the LTIP periods include awards with a market goal based on total return to shareholders (TRS) of HEI stock as a percentile to the Edison Electric Institute Index over the applicable three-year period. In addition, the 2013-2015 LTIP and 2014-2016 LTIP have performance goals related to levels of HEI consolidated net income, HEI consolidated return on average common equity (ROACE), Hawaiian Electric consolidated net income, Hawaiian Electric consolidated ROACE and ASB net income — all based on the applicable three-year averages, and ASB return on assets relative to performance peers. The 2015-2017 LTIP provides for performance awards payable in cash, and thus, is not included in the tables below.
LTIP linked to TRS.  Information about HEI’s LTIP grants linked to TRS was as follows:

	Three months ended June 30				Six months ended June 30
	2015		2014		2015		2014
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	168,777	$27.63	258,243	$28.46	257,956	$28.45	232,127	$32.88
Granted (target level)	—	—	731	22.95	—	—	97,524	22.95
Vested (issued or unissued and cancelled)	—	—	—	—	(75,915)	30.71	(70,189)	35.46
Forfeited	(5,354)	27.42	(1,018)	26.50	(18,618)	26.41	(1,506)	28.32
Outstanding, end of period	163,423	$27.63	257,956	$28.45	163,423	$27.63	257,956	$28.45
Total weighted-average grant-date fair value of shares granted ($ millions)	$—		$—		$—		$2.2

(1)	Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.
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

The following table summarizes the assumptions used to determine the fair value of the LTIP awards linked to TRS and the resulting fair value of LTIP awards granted:

2014
Risk-free interest rate	0.66%
Expected life in years	3
Expected volatility	17.8%
Range of expected volatility for Peer Group	12.4% to 23.3%
Grant date fair value (per share)	$22.95
 For the six months ended June 30, 2015 and 2014, there were no vested LTIP awards linked to TRS. For the six months ended June 30, 2015, all of the shares vested (which were granted at target level based on the satisfaction of TRS performance) for the 2012-2014 LTIP lapsed.
As of June 30, 2015, there was $1.2 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TRS. The cost is expected to be recognized over a weighted-average period of 1.0 year.
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended June 30				Six months ended June 30
	2015		2014		2015		2014
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	230,219	$26.00	360,070	$26.01	364,731	$26.01	296,843	$26.14
Granted (target level)	—	—	730	23.34	—	—	129,603	25.18
Vested (issued)	—	—	—	—	(121,249)	26.05	(65,089)	24.95
Forfeited	(10,061)	26.02	(1,018)	25.81	(23,324)	25.85	(1,575)	26.07
Outstanding, end of period	220,158	$26.00	359,782	$26.01	220,158	$26.00	359,782	$26.01
Total weighted-average grant-date fair value of shares granted (at target performance levels) ($ millions)	$—		$—		$—		$3.3

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the six months ended June 30, 2015 and 2014, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $4.7 million and $1.9 million and the related tax benefits were $1.8 million and $0.8 million, respectively.
As of June 30, 2015, there was $1.8 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TRS. The cost is expected to be recognized over a weighted-average period of 1.0 year.
8 · Earnings per share and shareholders’ equity
Earnings per share.  Under the two-class method of computing earnings per share (EPS), EPS was comprised as follows for both participating securities (i.e., restricted shares that became fully vested in the fourth quarter of 2014) and unrestricted common stock:

	Three months ended June 30, 2014		Six months ended June 30, 2014
	Basic	Diluted	Basic	Diluted
Distributed earnings	$0.31	$0.31	$0.62	$0.62
Undistributed earnings	0.10	0.10	0.24	0.23
	$0.41	$0.41	$0.86	$0.85
As of June 30, 2015, there were no remaining share awards that could have been potentially antidilutive. As of June 30, 2014, the antidilutive effect of SARs on 102,000 shares of HEI common stock (for which the exercise price was greater than the closing market price of HEI’s common stock), was not included in the computation of diluted EPS.

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
The use of an equity forward transaction substantially eliminates future equity market price risk by fixing a common equity offering sales price under the then existing market conditions, while mitigating immediate share dilution resulting from the offering by postponing the actual issuance of common stock until funds are needed in accordance with the Company’s capital investment plans. Pursuant to the terms of these transactions, a forward counterparty borrowed 7 million shares of HEI’s common stock from third parties and sold them to a group of underwriters for $26.75 per share, less an underwriting discount equal to $1.00312 per share. Under the terms of the equity forward transactions, HEI was required to issue and deliver shares of HEI common stock to the forward counterparty at the then applicable forward sale price. The forward sale price was initially determined to be $25.74688 per share at the time the equity forward transactions were entered into, and the amount of cash to be received by HEI upon physical settlement of the equity forward was subject to certain adjustments in accordance with the terms of the equity forward transactions.
The equity forward transactions had no initial fair value since they were entered into at the then market price of the common stock. HEI concluded that the equity forward transactions were equity instruments based on the accounting guidance in Accounting Standards Codification (ASC) Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815, “Derivatives and Hedging,” and that they qualified for an exception from derivative accounting under ASC Topic 815 because the forward sale transactions were indexed to its own stock. On December 19, 2013 and July 14, 2014, HEI settled 1.3 million and 1.0 million shares under the equity forward for proceeds of $32.1 million (net of the underwriting discount of $1.3 million) and $23.9 million (net of underwriting discount of $1.0 million), respectively, which funds were ultimately used to purchase Hawaiian Electric shares. On March 20, 2015, HEI settled the remaining 4.7 million shares under the equity forward for proceeds of $104.5 million (net of the underwriting discount of $4.7 million), which funds were used for the reduction of debt and for general corporate purposes. The proceeds were recorded in equity at the time of settlement. Prior to their settlement, the shares remaining under the equity forward transactions were reflected in HEI’s diluted EPS calculations using the treasury stock method.
Accumulated other comprehensive income.  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized losses on derivatives	Retirement benefit plans	AOCI	AOCI -retirement benefit plans
Balance, December 31, 2014	$462	$(289)	$(27,551)	$(27,378)	$45
Current period other comprehensive income (loss)	(243)	118	1,056	931	7
Balance, June 30, 2015	$219	$(171)	$(26,495)	$(26,447)	$52

Balance, December 31, 2013	$(3,663)	$(525)	$(12,562)	$(16,750)	$608
Current period other comprehensive income	3,348	118	601	4,067	22
Balance, June 30, 2014	$(315)	$(407)	$(11,961)	$(12,683)	$630

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI
	Three months ended June 30		Six months ended June 30
(in thousands)	2015	2014	2015	2014	Affected line item in the Statement of Income
HEI consolidated
Net realized gains on securities	$—	$—	$—	$(1,715)	Revenues-bank (net gains on sales of securities)
Derivatives qualified as cash flow hedges
Interest rate contracts (settled in 2011)	59	59	118	118	Interest expense
Retirement benefit plan items
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	5,780	2,873	11,239	5,686	See Note 6 for additional details
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets	(5,272)	(2,575)	(10,183)	(5,085)	See Note 6 for additional details
Total reclassifications	$567	$357	$1,174	$(996)
Hawaiian Electric consolidated
Retirement benefit plan items
Amortization of prior service credit and net losses recognized during the period in net periodic benefit cost	$5,257	$2,588	$10,190	$5,107	See Note 6 for additional details
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets	(5,272)	(2,575)	(10,183)	(5,085)	See Note 6 for additional details
Total reclassifications	$(15)	$13	$7	$22
9 · Fair value measurements
Fair value estimates are estimates of the price that would be received to sell an asset, or paid upon the transfer of a liability, in an orderly transaction between market participants at the measurement date. The fair value estimates are generally determined based on assumptions that market participants would use in pricing the asset or liability and are based on market data obtained from independent sources. However, in certain cases, the Company and the Utilities use their own assumptions about market participant assumptions based on the best information available in the circumstances. These valuations are estimates at a specific point in time, based on relevant market information, information about the financial instrument and judgments regarding future expected loss experience, economic conditions, risk characteristics of various financial instruments and other factors. These estimates do not reflect any premium or discount that could result if the Company or the Utilities were to sell its entire holdings of a particular financial instrument at one time. Because no active trading market exists for a portion of the Company’s and the Utilities’ financial instruments, fair value estimates cannot be determined with precision. Changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the estimates.  In addition, the tax ramifications related to the realization of the unrealized gains and losses could have a significant effect on fair value estimates, but have not been considered in making such estimates.
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
Classification in the hierarchy is based upon the lowest level input that is significant to the fair value measurement of the asset or liability. For instruments classified in Level 1 and 2 where inputs are primarily based upon observable market data, there is less judgment applied in arriving at the fair value. For instruments classified in Level 3, management judgment is more significant due to the lack of observable market data.
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. Examples of nonrecurring uses of fair value include mortgage servicing rights accounted for by the amortization method, loan impairments for certain loans, goodwill and AROs. The fair value of Hawaiian Electric’s ARO (Level 3) was determined by discounting the expected future cash flows using market-observable risk-free rates as adjusted by Hawaiian Electric’s credit spread (also see Note 4).
Fair value measurement and disclosure valuation methodology. Following are descriptions of the valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not carried at fair value:
Short-term borrowings—other than bank.  The carrying amount approximated fair value because of the short maturity of these instruments.
Investment securities. The fair value of ASB’s investment securities is determined quarterly through pricing obtained from independent third-party pricing services or from brokers not affiliated with the trade. Non-binding broker quotes are infrequent and generally occur for new securities that are settled close to the month-end pricing date. The third-party pricing vendors the Company uses for pricing its securities are reputable firms that provide pricing services on a global basis and have processes in place to ensure quality and control. The third-party pricing services use a variety of methods to determine the fair value of securities that fall under Level 2 of the Company’s fair value measurement hierarchy. Among the considerations are quoted prices for similar securities in an active market, yield spreads for similar trades, adjustments for liquidity, size, collateral characteristics, historic and generic prepayment speeds, and other observable market factors.
To enhance the robustness of the pricing process, ASB will on a quarterly basis compare its standard third-party vendor’s price with that of another third-party vendor. If the prices are within an acceptable tolerance range, the price of the standard vendor will be accepted. If the variance is beyond the tolerance range, an evaluation will be conducted by ASB and a challenge to the price may be made. Fair value in such cases will be based on the value that best reflects the data and observable characteristics of the security. In all cases, the fair value used will have been independently determined by a third-party pricing vendor or non-affiliated broker and not by ASB.
Loans held for sale. Residential mortgage loans carried at the lower of cost or market are valued using market observable pricing inputs, which are derived from third party loan sales and securitizations and, therefore, are classified within Level 2 of the valuation hierarchy.
Loans held for investment. Fair value of loans held for investment is derived using a discounted cash flow approach which includes an evaluation of the underlying loan characteristics. The valuation model uses loan characteristics which includes product type, maturity dates, and the underlying interest rate of the portfolio. This information is input into the valuation models along with various forecast valuation assumptions including prepayment forecasts, to determine the discount rate. These assumptions are derived from internal and third party sources. Noting the valuation is derived from model-based techniques, ASB includes loans held for investment within Level 3 of the valuation hierarchy.
Impaired loans. At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Fair value is determined primarily by using an income, cost, or market approach and is normally provided through appraisals. Impaired loans carried at fair value generally receive specific allocations within the allowance for loan losses. For collateral-dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Generally, impaired loans are evaluated quarterly for additional impairment and adjusted accordingly.
Other real estate owned. Foreclosed assets are carried at fair value (less estimated costs to sell) and is generally based upon appraisals or independent market prices that are periodically updated subsequent to classification as real estate owned.

Such adjustments typically result in a Level 3 classification of the inputs for determining fair value. ASB estimates the fair value of collateral-dependent loans and real estate owned using the sales comparison approach.
Mortgage servicing rights. Mortgage servicing rights (MSR) are capitalized at fair value based on market data at the time of sale and accounted for in subsequent periods at the lower of amortized cost or fair value. Mortgage servicing rights are evaluated for impairment at each reporting date. ASB's MSR is stratified based on predominant risk characteristics of the underlying loans including loan type and note rate. For each stratum, fair value is calculated by discounting expected net income streams using discount rates that reflect industry pricing for similar assets. Expected net income streams are estimated based on industry assumptions regarding prepayment expectations and income and expenses associated with servicing residential mortgage loans for others. Impairment is recognized through a valuation allowance for each stratum when the carrying amount exceeds fair value, with any associated provision recorded as a component of loan servicing fees included in "Other income, net" in the consolidated statements of income. A direct write-down is recorded when the recoverability of the valuation allowance is deemed to be unrecoverable. ASB compares the fair value of MSR to an estimated value calculated by an independent third-party. The third-party relies on both published and unpublished sources of market related assumptions and their own experience and expertise to arrive at a value. ASB uses the third-party value only to assess the reasonableness of its own estimate.
Time deposits. The fair value of fixed-maturity certificates of deposit was estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.
Other borrowings. For advances and repurchase agreements, fair value is estimated using quantitative discounted cash flow models that require the use of interest rate inputs that are currently offered for advances and repurchase agreements of similar remaining maturities. The majority of market inputs are actively quoted and can be validated through external sources.
Long-term debt.  Fair value was obtained from third-party financial services providers based on the current rates offered for debt of the same or similar remaining maturities and from discounting the future cash flows using the current rates offered for debt of the same or similar remaining maturities.
Interest rate lock commitments (IRLCs). The estimated fair value of commitments to originate residential mortgage loans for sale is based on quoted prices for similar loans in active markets. IRLCs are classified as Level 2 measurements.
Forward sales commitments. To be announced (TBA) mortgage-backed securities forward commitments are classified as Level 1, and consist of publicly-traded debt securities for which identical fair values can be obtained through quoted market prices in active exchange markets. The fair values of ASB’s best efforts and mandatory delivery loan sale commitments are determined using quoted prices in the market place that are observable and are classified as Level 2 measurements.

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments. For stock in Federal Home Loan Bank, the carrying amount is a reasonable estimate of fair value. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings and money market deposits, the carrying amount is a reasonable estimate of fair value as these liabilities have no stated maturity.

		Estimated fair value
	Carrying amount	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2015
Financial assets
Money market funds	$10	$—	$10	$—	$10
Available-for-sale investment securities	693,520	—	693,520	—	693,520
Stock in Federal Home Loan Bank	10,678	—	10,678	—	10,678
Loans receivable, net	4,416,398	—	—	4,578,184	4,578,184
Derivative assets	454	2	452	—	454
Financial liabilities
Deposit liabilities	4,803,271	—	4,802,813	—	4,802,813
Short-term borrowings—other than bank	124,543	—	124,543	—	124,543
The Utilities’ short-term borrowings (included in amount above)	88,993	—	88,993	—	88,993
Other bank borrowings	314,157	—	321,317	—	321,317
Long-term debt, net—other than bank	1,506,546	—	1,602,894	—	1,602,894
The Utilities’ long-term debt, net (included in amount above)	1,206,546	—	1,295,917	—	1,295,917
Derivative liabilities	15	—	15	—	15
December 31, 2014
Financial assets
Money market funds	$10	$—	$10	$—	$10
Available-for-sale investment securities	550,394	—	550,394	—	550,394
Stock in Federal Home Loan Bank	69,302	—	69,302	—	69,302
Loans receivable, net	4,397,457	—	—	4,578,822	4,578,822
Derivative assets	398	—	398	—	398
Financial liabilities
Deposit liabilities	4,623,415	—	4,623,773	—	4,623,773
Short-term borrowings—other than bank	118,972	—	118,972	—	118,972
Other bank borrowings	290,656	—	298,837	—	298,837
Long-term debt, net—other than bank	1,506,546	—	1,622,736	—	1,622,736
The Utilities’ long-term debt, net (included in amount above)	1,206,546	—	1,313,893	—	1,313,893
Derivative liabilities	114	71	43	—	114
As of June 30, 2015 and December 31, 2014, loans serviced by ASB for others had notional amounts of $1.5 billion and $1.4 billion, and the estimated fair value of the mortgage servicing rights for such loans was $15.2 million and $14.5 million, respectively.

Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2015			December 31, 2014
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds (“other” segment)	$—	$10	$—	$—	$10	$—
Available-for-sale investment securities (bank segment)
Mortgage-related securities-FNMA, FHLMC and GNMA	$—	$525,061	$—	$—	$430,834	$—
U.S. Treasury and federal agency obligations	—	168,459	—	—	119,560	—
	$—	$693,520	$—	$—	$550,394	$—
Derivative assets [1]
Interest rate lock commitments	$—	$448	$—	$—	$393	$—
Forward commitments	2	4	—	—	5	—
	$2	$452	$—	$—	$398	$—
Derivative liabilities [1]
Interest rate lock commitments	$—	$2	$—	$—	$3	$—
Forward commitments	—	13	—	71	40	—
	$—	$15	$—	$71	$43	$—
1  Derivatives are carried at fair value with changes in value reflected in the balance sheet in other assets or other liabilities and included in mortgage banking income.
There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the quarter ended June 30, 2015.
 Fair value measurements on a nonrecurring basis.  Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. Assets measured at fair value on a nonrecurring basis were as follows:

		Fair value measurements
(in thousands)	Balance	Level 1	Level 2	Level 3
June 30, 2015
Loans	$658	$—	$—	$658
December 31, 2014
Loans	2,445	—	—	2,445
Real estate acquired in settlement of loans	288	—	—	288
 At June 30, 2015 and 2014, there were no adjustments to fair value for ASB’s loans held for sale.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis:

				Significant unobservable input value [1]
($ in thousands)	Fair value	Valuation technique	Significant unobservable input	Range	Weighted Average
June 30, 2015
Residential loans	$658	Fair value of property or collateral	Appraised value less 7% selling costs	31-91%	66%
Total loans	$658

December 31, 2014
Residential loans	$2,297	Fair value of property or collateral	Appraised value less 7% selling costs	39-99%	83%
Home equity lines of credit	3	Fair value of property or collateral	Appraised value less 7% selling costs		7%
Commercial loans	145	Fair value of property or collateral	Fair value of business assets		91%
Total loans	$2,445
Real estate acquired in settlement of loans	$288	Fair value of property or collateral	Appraised value less 7% selling cost	100%	100%
 1 Represent percent of outstanding principal balance.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

10 · Cash flows

Six months ended June 30	2015	2014
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates	$41	$44
Income taxes paid	35	22
Income taxes refunded	55	24
Hawaiian Electric consolidated
Interest paid to non-affiliates	30	31
Income taxes paid	9	6
Income taxes refunded	12	8
Supplemental disclosures of noncash activities
HEI consolidated
Increases in common stock related to director and officer compensatory plans (financing)	—	2
Real estate acquired in settlement of loans (investing)	—	2
Real estate transferred from property, plant and equipment to other assets held-for-sale (investing)	5	—
Obligations to fund low income housing investments (operating)	—	8
HEI consolidated and Hawaiian Electric consolidated
Additions to electric utility property, plant and equipment - unpaid invoices and other (investing)	53	28

11 · Recent accounting pronouncements
Investments in Qualified Affordable Housing Projects. In January 2014, the FASB issued ASU No. 2014-01, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects,” which permits entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met and investment amortization, net of tax credits, may be recognized in the income statement as a component of income taxes attributable to continuing operations. The amendments also require additional disclosures.
The Company retrospectively adopted ASU No. 2014-01 in the first quarter of 2015. For prior periods, pursuant to ASU No. 2014-01, (a) amortization expense related to ASB’s qualifying investments in low income housing tax credits was reclassified from noninterest expense to income taxes; and (b) additional amortization, net of associated tax benefits was recognized in income taxes as a result of the adoption. The cumulative effect to retained earnings as of January 1, 2014 of adopting this guidance was a reduction of $0.7 million. Amounts in the financial statements as of December 31, 2014 and 2013 and for the three and six months ended June 30, 2014, have been updated to reflect the retrospective application.
For the quarter ended June 30, 2015, ASB recognized $1.2 million of amortization, $1.2 million of tax credits and $0.5 million of other tax benefits associated with the low income housing tax credits within income taxes. For the six months ended June 30, 2015, ASB recognized $2.5 million of amortization, $2.6 million of tax credits and $1.1 million of other tax benefits associated with the low income housing tax credits within income taxes.
The table below summarizes the impact to prior period financial statements of the adoption of ASU No. 2014-01:

	HEI Consolidated			ASB
(in thousands)	As previously filed	Adjustment from adoption of ASU No. 2014-01	As currently reported	As previously filed	Adjustment from adoption of ASU No. 2014-01	As currently reported

HEI Consolidated Income Statement/ASB Statement of Income Data
Three months ended June 30, 2014
Bank expenses/Noninterest expense	$43,568	$(908)	$42,660	$39,890	$(908)	$38,982
Bank operating income/Income before income taxes	$17,048	$908	$17,956	$17,048	$908	$17,956
Income taxes	$22,269	$1,048	$23,317	$5,372	$1,048	$6,420
Net income for common stock/Net income	$41,421	$(140)	$41,281	$11,676	$(140)	$11,536
Six months ended June 30, 2014
Bank expenses/Noninterest expense	$85,564	$(1,816)	$83,748	$78,260	$(1,816)	$76,444
Bank operating income/Income before income taxes	$38,671	$1,816	$40,487	$38,672	$1,816	$40,488
Income taxes	$46,942	$2,096	$49,038	$12,457	$2,096	$14,553
Net income for common stock/Net income	$87,348	$(280)	$87,068	$26,215	$(280)	$25,935
HEI Consolidated Balance Sheet/ASB Balance Sheet Data
December 31, 2014
Other assets	$541,542	$981	$542,523	$304,435	$981	$305,416
Total assets and Total liabilities and shareholders’ equity	$11,184,161	$981	$11,185,142	$5,565,241	$981	$5,566,222
Deferred income taxes/Other liabilities	$631,734	$1,836	$633,570	$116,527	$1,836	$118,363
Total liabilities	$9,358,440	$1,836	$9,360,276	$5,030,598	$1,836	$5,032,434
Retained earnings	$297,509	$(855)	$296,654	$212,789	$(855)	$211,934
Total shareholders’ equity	$1,791,428	$(855)	$1,790,573	$534,643	$(855)	$533,788
HEI Consolidated Statement of Changes in Stockholders’ Equity
December 31, 2013
Retained earnings	$255,694	$(664)	$255,030
Total shareholders’ equity	$1,727,070	$(664)	$1,726,406
Reclassification of loans upon foreclosure. In January 2014, the FASB issued ASU No. 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” which clarifies when an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer loan. A creditor is considered to have received physical possession of residential real estate property collateralizing a consumer loan upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through a deed in lieu of foreclosure or through a similar legal agreement. The amendment also requires additional disclosures.
The Company adopted ASU No. 2014-04 in the first quarter of 2015 and the adoption did not have a material impact on the Company’s results of operations, financial condition or liquidity.
Revenues from contracts.  In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: (Topic 606).” The core principle of the guidance in ASU No. 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:  (1) identify the contract/s with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when, or as, the entity satisfies a performance obligation.
The Company plans to adopt ASU No. 2014-09 in the first quarter of 2018, but has not determined the method of adoption (full or modified retrospective application) nor the impact of adoption on its results of operations, financial condition or liquidity.
Repurchase agreements. In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure,” which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires additional disclosures about repurchase agreements and other similar transactions. The ASU requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The ASU also requires expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.
The Company adopted ASU No. 2014-11 in the first quarter of 2015 and the adoption did not have a material impact on the Company’s results of operations, financial condition or liquidity.
Debt issuance costs. In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.
The Company plans to retrospectively adopt ASU No. 2015-03 in the first quarter 2016 and does not expect the adoption to have a material impact on the Company’s results of operations, financial condition or liquidity.
12 · Credit agreements and long-term debt
Credit agreements.
HEI. On April 2, 2014, HEI and a syndicate of nine financial institutions entered into an amended and restated revolving non-collateralized credit agreement (HEI Facility). The HEI Facility increased HEI’s line of credit to $150 million from $125 million, extended the term of the facility to April 2, 2019, and provided improved pricing compared to HEI’s prior facility. Under the HEI Facility, draws would generally bear interest, based on HEI’s current long-term credit ratings, at the “Adjusted LIBO Rate,” as defined in the agreement, plus 137.5 basis points and annual fees on undrawn commitments of 20 basis points. The HEI Facility contains updated provisions for pricing adjustments in the event of a long-term ratings change based on the HEI Facility’s ratings-based pricing grid. Certain modifications were made to incorporate some updated terms and conditions customary for facilities of this type. In addition, the HEI Consolidated Net Worth covenant, as defined in the original facility, was removed from the HEI Facility, leaving only one financial covenant (relating to HEI’s ratio of funded debt to total capitalization, each on a non-consolidated basis). Under the credit agreement, it is an event of default if HEI fails to maintain an unconsolidated “Capitalization Ratio” (funded debt) of 50% or less (actual ratio of 15% as of June 30, 2015, as calculated under the agreement) or if HEI no longer owns Hawaiian Electric. The HEI Facility does not contain clauses that would affect access to the facility by reason of a ratings downgrade, nor does it have broad “material adverse change” clauses, but it continues to contain customary conditions which must be met in order to draw on it, including compliance with covenants (such as covenants preventing HEI’s subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, HEI).

The facility will be maintained to support the issuance of commercial paper, but also may be drawn to repay HEI’s short-term and long-term indebtedness, to make investments in or loans to subsidiaries and for HEI’s working capital and general corporate purposes.
Hawaiian Electric. On April 2, 2014, Hawaiian Electric and a syndicate of nine financial institutions entered into an amended and restated revolving non-collateralized credit agreement (Hawaiian Electric Facility). The Hawaiian Electric Facility increased Hawaiian Electric’s line of credit to $200 million from $175 million. In January 2015, the PUC approved Hawaiian Electric’s request to extend the term of the credit facility to April 2, 2019. The Hawaiian Electric Facility provided improved pricing compared to its prior facility. Under the Hawaiian Electric Facility, draws would generally bear interest, based on Hawaiian Electric’s current long-term credit ratings, at the “Adjusted LIBO Rate,” as defined in the agreement, plus 125 basis points and annual fees on undrawn commitments of 17.5 basis points. The Hawaiian Electric Facility contains updated provisions for pricing adjustments in the event of a long-term ratings change based on the Hawaiian Electric Facility’s ratings-based pricing grid. Certain modifications were made to incorporate some updated terms and conditions customary for facilities of this type. The Hawaiian Electric Facility does not contain clauses that would affect access to the facility by reason of a ratings downgrade, nor does it have broad “material adverse change” clauses, but it continues to contain customary conditions which must be met in order to draw on it, including compliance with several covenants (such as covenants preventing its subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, Hawaiian Electric, and restricting its ability as well as the ability of any of its subsidiaries to guarantee additional indebtedness of the subsidiaries if such additional debt would cause the subsidiary’s “Consolidated Subsidiary Funded Debt to Capitalization Ratio” to exceed 65% (ratio of 41% for Hawaii Electric Light and 42% for Maui Electric as of June 30, 2015, as calculated under the agreement)). In addition to customary defaults, Hawaiian Electric’s failure to maintain its financial ratios, as defined in its credit agreement, or meet other requirements may result in an event of default. For example, under the credit agreement, it is an event of default if Hawaiian Electric fails to maintain a “Consolidated Capitalization Ratio” (equity) of at least 35% (ratio of 56% as of June 30, 2015, as calculated under the credit agreement), or if Hawaiian Electric is no longer owned by HEI. Under the proposed Merger Agreement, Hawaiian Electric will become a wholly-owned subsidiary of NextEra. The terms of the Hawaiian Electric Facility are such that the proposed Merger would constitute a “Change in Control.” Hawaiian Electric has requested, and the financial institutions providing the Hawaiian Electric Facility have consented and agreed, that the proposed Merger shall not constitute a “Change in Control,” as defined in the credit agreement, provided that (i) the Merger is consummated and (ii) Hawaiian Electric becomes and remains a wholly-owned subsidiary of NextEra.
The credit facility will be maintained to support the issuance of commercial paper, but also may be drawn to repay Hawaiian Electric’s short-term indebtedness, to make loans to subsidiaries and for Hawaiian Electric’s capital expenditures, working capital and general corporate purposes.
Changes in long-term debt.
May 2014 loan.  On May 2, 2014, HEI entered into a loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., Royal Bank of Canada and U.S. Bank, National Association, which agreement includes substantially the same financial covenant and customary conditions as the HEI credit agreement described above. On May 2, 2014, HEI drew a $125 million Eurodollar term loan for a term of two years and at a resetting interest rate ranging from 1.12% to 1.18% through June 30, 2015. The proceeds from the term loan were used to pay off $100 million of 6.51% medium term notes at maturity on May 5, 2014, pay down maturing commercial paper and for general corporate purposes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2014 Form 10-K and should be read in conjunction with such discussion and the 2014 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2014 Form 10-K, as well as the quarterly (as of and for the three and six months ended June 30, 2015) financial statements and notes thereto included in this Form 10-Q.
HEI consolidated
RESULTS OF OPERATIONS

(in thousands, except per	Three months ended June 30%
share amounts)	2015	2014	change	Primary reason(s)*
Revenues	$623,912	$798,657	(22)	Decrease for the electric utility segment, partly offset by increase for the bank segment
Operating income	72,730	83,183	(13)	Decrease for the electric utility segment and higher losses for the “other” segment, partly offset by increase for the bank segment
Net income for common stock	35,018	41,281	(15)	Lower net income for the electric utility segment and higher net loss for the “other” segment, partly offset by higher net income for the bank segment
Basic earnings per common share	$0.33	$0.41	(20)	Lower net income and the impact of higher weighted average shares outstanding
Weighted-average number of common shares outstanding	107,418	101,495	6	Issuances of shares under the 2013 equity forward transaction and HEI stock compensation plans

(in thousands, except per	Six months ended June 30%
share amounts)	2015	2014	change	Primary reason(s)*
Revenues	$1,261,774	$1,582,406	(20)	Decrease for the electric utility segment, partly offset by increase for the bank segment
Operating income	142,236	172,397	(17)	Decrease for the electric utility and the bank segments and higher losses for the “other” segment
Net income for common stock	66,884	87,068	(23)	Lower net income for the electric utility segment and higher net loss for the “other” segment, partly offset by higher net income for the bank segment
Basic earnings per common share	$0.63	$0.86	(27)	Lower net income and the impact of higher weighted average shares outstanding
Weighted-average number of common shares outstanding	105,361	101,439	4	Issuances of shares under the 2013 equity forward transaction, HEI Dividend Reinvestment and Stock Purchase Plan and other plans
*                 Also, see segment discussions which follow.

Notes:  The Company’s effective tax rates (combined federal and state income tax rates) for the second quarters of 2015 and 2014 were 37% and 36%, respectively, and for the first six months of 2015 and 2014 were 38% and 36%, respectively. The effective tax rate was higher for the quarter and six months ended June 30, 2015 compared to the same periods in 2014 due primarily to nondeductible merger-related expenses.
HEI’s consolidated ROACE was 8.1% for the twelve months ended June 30, 2015 and 10.4% for the twelve months ended June 30, 2014.
Dividends.  The payout ratios for the first six months of 2015 and full year 2014 were 97% and 75%, respectively. HEI currently expects to maintain its dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation, including but not limited to the Company’s results of operations, the long-term prospects for the Company, and current and expected future economic conditions. See Note 2 of the Consolidated Financial Statements for a discussion of a special HEI dividend of $0.50 per share contemplated in the Merger Agreement.

Economic conditions.
Note: The statistical data in this section is from public third-party sources that management believes to be reliable (e.g., Department of Business, Economic Development and Tourism (DBEDT); University of Hawaii Economic Research Organization; U.S. Bureau of Labor Statistics; Department of Labor and Industrial Relations (DLIR); Hawaii Tourism Authority (HTA); Honolulu Board of REALTORS® and national and local newspapers).
Hawaii’s tourism industry, a significant driver of Hawaii’s economy, ended the first half of 2015 with higher visitor expenditures and arrivals as compared to the same period a year ago. Visitor expenditures increased 3.5% and arrivals increased 4.0% compared to the first half of 2014. The Hawaii Tourism Authority expects scheduled nonstop seats to Hawaii for the third quarter of 2015 to increase by 4.9% over the third quarter of 2014 driven by an expected 5.0% increase in domestic seats and 4.8% in international seats.
Hawaii’s unemployment rate improved to 4.0% in June 2015, lower than the state’s 4.4% rate in June 2014 and the June 2015 national unemployment rate of 5.3%.
Hawaii real estate activity, as indicated by the home resale market, experienced growth in median sales prices and closed sales in the first half of 2015. Median sales prices for single family residential homes and condominiums on Oahu increased 2.3% and 2.4% respectively, over the first half of 2014. Closed sales for single family residential homes and condominiums increased by 3.4% and 3.3% respectively, compared to the first half of 2014.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. In 2014, prices of all petroleum fuels held steady during the first half of the year before falling steeply in the second half. Fuel prices remained lower in 2015, but strengthened slightly in the second quarter.
Information received since the June 2015 Federal Open Market Committee (FOMC) meeting indicates that economic activity has been expanding moderately in recent months. The FOMC reaffirmed its view that the current 0% to 0.25% percent target range for the federal funds rate remains appropriate and will continue to assess progress towards its objectives of an improved labor market and a movement back to 2% inflation.
Overall, the Hawaii economy is expected to continue growing for the rest of 2015 and 2016 driven by the tourism industry, particularly on the neighbor islands, and moderate expansion of jobs and income. Hawaii’s economy depends on conditions in the U.S. economy and key international economies such as Japan.
Recent tax developments. The Tax Increase Prevention Act of 2014 provided an extension of 50% bonus depreciation through December 31, 2014, increasing the Company's 2014 federal tax depreciation by an estimated $162 million, primarily attributable to the Utilities. Previously, the American Taxpayer Relief Act of 2012 provided 50% bonus depreciation through December 31, 2013, resulting in an increase in 2013 federal tax depreciation of $160 million, primarily attributable to the Utilities. Under current tax law, there is no provision for bonus depreciation in 2015 and future years.
Also, see “Recent tax developments” in Note 4 and Hawaiian Electric’s consolidated income taxes refunded in Note 10 of the Consolidated Financial Statements.
Retirement benefits.  For the first six months of 2015, the Company’s defined benefit pension and other postretirement benefit plans’ assets generated a return, net of investment management fees, of 1.3%. The market value of these assets as of June 30, 2015 and December 31, 2014 was $1.5 billion (including $1.3 billion for the Utilities) and $1.4 billion (including $1.3 billion for the Utilities), respectively.
The Company estimates that the cash funding for its defined benefit pension and other postretirement benefit plans in 2015 will be $88 million ($86 million by the Utilities, $2 million by HEI and nil by ASB), which is expected to fully satisfy the minimum contribution requirements, including requirements of the Utilities’ pension and OPEB tracking mechanisms and the plans’ funding policies.
Commitments and contingencies.  See Note 4, “Electric utility segment” and Note 5, “Bank segment,” of the Consolidated Financial Statements.
Recent accounting pronouncements.  See Note 11, “Recent accounting pronouncements,” of the Consolidated Financial Statements.

“Other” segment.

	Three months ended June 30		Six months ended June 30
(in thousands)	2015	2014	2015	2014	Primary reason(s)
Revenues	$(34)	$(388)	$38	$(320)	Lower writedown of venture capital investments
Operating loss	(13,157)	(4,841)	(21,918)	(8,824)	Higher administrative and general expenses, due to higher merger-related expenses ($9.0 milllion for second quarter 2015 and $13.5 million for first six month of 2015)
Net loss	(10,674)	(4,485)	(19,157)	(8,517)	Higher operating loss and lower tax benefits relative to the losses in 2015 (partly due to non-deductibility of certain merger-related expenses), partly offset by lower interest expense
The “other” business segment includes results of the stand-alone corporate operations of HEI and ASB Hawaii, Inc. (ASBH), both holding companies; HEI Properties, Inc., a company which held passive, venture capital investments (all of which have been sold or abandoned); and The Old Oahu Tug Service, Inc., a maritime freight transportation company that ceased operations in 1999; as well as eliminations of intercompany transactions. Merger-related expenses of $4.4 million and $9.0 million were included in the results of the stand-alone corporate operations of HEI during the first and second quarters of 2015.

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
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	June 30, 2015		December 31, 2014
Short-term borrowings—other than bank	$125	4%	$119	3%
Long-term debt, net—other than bank	1,507	42	1,507	44
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	1,899	53	1,791	52
	$3,565	100%	$3,451	100%
HEI’s short-term borrowings and HEI’s line of credit facility were as follows:

	Average balance	Balance
(in millions)	Six months ended June 30, 2015	June 30, 2015	December 31, 2014
Short-term borrowings [1]
Commercial paper	$54	$36	$119
Line of credit draws	—	—	—
Undrawn capacity under HEI’s line of credit facility		150	150

1   This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s external short-term borrowings during the first six months of 2015 was $134 million. At July 31, 2015, HEI had $43 million of outstanding commercial paper, and its line of credit facility was undrawn.
HEI has a line of credit facility, as amended and restated on April 2, 2014, of $150 million. See Note 12 of the Consolidated Financial Statements.
The Company raised $3 million through the issuance of approximately 0.1 million shares of common stock under the DRIP, the HEIRSP and ASB 401(k) Plan from January 1 through March 5, 2014. As of March 6, 2014, HEI began satisfying the share purchase requirements of the DRIP, HEIRSP and ASB 401(k) Plan through open market purchases of its common stock rather than through new issuances.
In March 2013, HEI entered into equity forward transactions in which a forward counterparty borrowed 7 million shares of HEI’s common stock from third parties and such borrowed shares were sold pursuant to an HEI registered public offering. See Note 8 of the Consolidated Financial Statements. In March 2015, HEI issued 4.7 million shares under the equity forward for proceeds of $104.5 million.
On May 2, 2014, HEI closed a two-year term loan for $125 million. See Note 12 of the Consolidated Financial Statements for a brief description of the loan agreement.
In December 2014, HEI filed an omnibus registration statement to register an indeterminate amount of debt and equity securities.
For the first six months of 2015, net cash provided by operating activities of HEI consolidated was $104 million. Net cash used by investing activities for the same period was $228 million, due to Hawaiian Electric’s consolidated capital expenditures, purchases of ASB’s investment securities, a net increase in ASB’s loans held for investment, partly offset by ASB’s repayments of investment securities and redemption of stock from the FHLB, and Hawaiian Electric’s contributions in aid of construction. Net cash provided by financing activities during this period was $249 million as a result of several factors, including proceeds from the issuance of shares under the equity forward and net increases in ASB’s deposit liabilities, retail repurchase agreements and short-term and other bank borrowings, partly offset by the payment of common stock dividends. Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), Hawaiian Electric’s periodic short-term borrowings from HEI (and related interest) and the payment of dividends to HEI, the electric utility and bank segments are largely autonomous in their operating, investing and financing activities. (See the electric utility and bank segments’ discussions of their cash flows in their respective “Financial condition—Liquidity and capital resources” sections below.) During the first six months of 2015, Hawaiian Electric and ASB (through ASB Hawaii) paid cash dividends to HEI of $45 million and $15 million, respectively.
CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
The Company’s results of operations and financial condition can be affected by numerous factors, many of which are beyond the Company’s control and could cause future results of operations to differ materially from historical results. For information about certain of these factors, see pages 47 to 48, 62 to 64, and 74 to 76 of HEI’s MD&A included in Part II, Item 7 of HEI’s 2014 Form 10-K.
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
For information about these material estimates and critical accounting policies, see pages 48 to 49, 64 to 65, and 76 to 79 of HEI’s MD&A included in Part II, Item 7 of HEI’s 2014 Form 10-K.

Following are discussions of the results of operations, liquidity and capital resources of the electric utility and bank segments.
Electric utility
RESULTS OF OPERATIONS
Utility strategic progress.  The Utilities continue to make significant progress in implementing their renewable energy strategies to support Hawaii’s efforts to reduce its dependence on oil. The PUC issued several important regulatory decisions during the last few years, including a number of interim and final rate case decisions (see table in “Most recent rate proceedings” below).
On August 26, 2014, Hawaiian Electric, Hawaii Electric Light and Maui Electric filed proposed plans for Hawaii’s energy future with the PUC, as required by PUC orders issued in April 2014. The plans filed were the Hawaiian Electric Power Supply Improvement Plan, Maui Electric Power Supply Improvement Plan, Hawaii Electric Light Power Supply Improvement Plan, Hawaiian Electric Companies Distributed Generation Interconnection Plan, and Hawaiian Electric Companies Integrated Interconnection Queue Plan. Under these plans, the Utilities will support sustainable growth of rooftop solar, expand use of energy storage systems, empower customers by developing smart grids, offer new products and services to customers (e.g., community solar, microgrids and voluntary “demand response” programs), and switch from high-priced oil to lower cost liquefied natural gas.
Transition to renewable energy.  The Utilities are committed to assisting the State of Hawaii in achieving its Renewable Portfolio Standard goal of 100% renewable energy by 2045 (see “Renewable energy strategy” below). The Utilities are also working with the State of Hawaii and other entities to examine the possibility of using liquefied natural gas (LNG) as a cleaner and lower cost fuel as transition fuel for some generation as the Utilities move from oil to renewable energy. In December 2013, the Utilities executed a non-binding memorandum of understanding with The Gas Company, LLC dba HawaiiGAS, documenting the parties’ desire to work together to (a) develop and/or secure infrastructure for large scale importation of LNG into Hawaii and (b) establish a consortium to competitively procure the LNG and provide storage and regasification of it at an LNG terminal site. In March 2014, Hawaiian Electric issued a RFP for the supply of containerized LNG. Hawaiian Electric received three final bids and is currently in negotiations to resolve key contractual provisions with the preferred bidder.
After launching a smart grid customer engagement plan during the second quarter of 2014. Hawaiian Electric replaced approximately 5,200 residential and commercial meters with smart meters, 160 direct load control switches, fault circuit indicators and remote controlled switches in selected areas across Oahu as part of the Smart Grid Initial Phase implementation. Also under the Initial Phase a grid efficiency measure called Volt/Var Optimization (or Conservation Voltage Reduction) was turned on, customer energy portals were launched and are available for customer use and a PrePay Application was launched. The Initial Phase implementation will be completed by the end of 2015. The smart grid provides benefits such as customer tools to manage their electric bills, potentially shortening outages and enabling the Utilities to integrate more low-cost renewable energy, like wind and solar, which will reduce Hawaii’s dependence on imported oil. The Utilities are planning to seek approval from the PUC in the fourth quarter of 2015 to commit funds for an expansion of the smart grid project, including at Hawaii Electric Light and Maui Electric.
Decoupling. In 2010, the PUC issued an order approving decoupling, which was implemented by the Utilities in 2011 and 2012. The decoupling model implemented delinks revenues from sales and includes annual rate adjustments for certain O&M expenses and rate base changes. On May 31, 2013, as provided for in its original order issued in 2010 approving decoupling, the PUC opened an investigative docket to review whether the decoupling mechanisms are functioning as intended, are fair to the Utilities and their ratepayers, and are in the public interest. On March 31, 2015, the PUC issued an Order to make certain modifications to the decoupling mechanism. See "Decoupling" in Note 4 of the Consolidated Financial Statements for a discussion on changes to the RAM mechanism. Under decoupling, as modified by the PUC, the most significant drivers for improving earnings are:
•completing major capital projects within PUC approved amounts and on schedule;
•managing O&M expense and capital additions relative to authorized RAM adjustments; and
•achieving regulatory outcomes that cover O&M requirements and rate base items not recovered in the RAMs.

Actual and PUC-allowed (as of June 30, 2015) returns were as follows:

%	Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended June 30, 2015	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.02	5.89	7.27	7.87	6.01	8.87	8.58	6.19	9.00
PUC-allowed returns	8.11	8.31	7.34	10.00	10.00	9.00	10.00	10.00	9.00
Difference	(1.09)	(2.42)	(0.07)	(2.13)	(3.99)	(0.13)	(1.42)	(3.81)	—
*       Based on recorded operating income and average rate base, both adjusted for items not included in determining electric rates.
**     Recorded net income divided by average common equity.
***   ROACE adjusted to remove items not included by the PUC in establishing rates, such as incentive compensation and certain advertising.
The approval of decoupling by the PUC has helped the Utilities to gradually improve their ROACEs when compared to the period prior to the implementation of decoupling. This in turn will facilitate the Utilities’ ability to effectively raise capital for needed infrastructure investments. However, the Utilities continue to expect an ongoing structural gap between their PUC-allowed ROACEs and the ROACEs actually achieved due to the following:
•the timing of general rate case decisions,

•	the effective date of June 1 (rather than January 1) for the RAMs for Hawaii Electric Light and Maui Electric currently, and for Hawaiian Electric beginning in 2017,
•plant additions not recoverable through the RAM or other mechanism outside of the RAM cap,

•	the modification to the RBA interest rate per the PUC's February 2014 decision on decoupling (as discussed in Note 4 of the Consolidated Financial Statements), and
•the PUC’s consistent exclusion of certain expenses from rates.
The structural gap in 2015 to 2017 is expected to be 90 to 110 basis points. Factors which impact the range of the structural gap include the actual sales impacting the size of the RBA regulatory asset, the actual level of plant additions in any given year relative to the amount recoverable under the RAM cap, and the timing, nature, and size of any general rate case. Between rate cases, items not covered by the annual RAMs could also have a negative impact on the actual ROACEs achieved by the Utilities. Items not likely to be covered by the annual RAMs include the changes in rate base for the regulatory asset for pension contributions in excess of the pension amount in rates, investments in software projects, changes in fuel inventory and O&M and capital additions in excess of indexed escalations. The specific magnitude of the impact will depend on various factors, including changes in the required annual pension contribution, the size of software projects, changes in fuel prices and management’s ability to manage costs within the current mechanisms.
As part of decoupling, the Utilities also track their rate-making ROACEs as calculated under the earnings sharing mechanism, which includes only items considered in establishing rates. At year-end, each utility's rate-making ROACE is compared against its ROACE allowed by the PUC to determine whether earnings sharing has been triggered. Annual earnings of a utility over and above the ROACE allowed by the PUC are shared between the utility and its ratepayers on a tiered basis. For 2014, the earnings sharing mechanism was triggered for Maui Electric, and Maui Electric will credit $0.5 million to its customers for their portion of the earnings sharing during the period June 2015 to May 2016. Earnings sharing credits are included in the annual decoupling filing for the following year.
Annual decoupling filings.  See “Decoupling” in Note 4 of the Consolidated Financial Statements for a discussion of the 2015 annual decoupling filings.

Results.

Three months ended June 30		Increase
2015	2014	(decrease)		(dollars in millions, except per barrel amounts)
$558	$738	$(180)		Revenues. Decrease largely due to:
			$(148)	lower fuel prices
			(24)	lower purchased power costs
			(11)	lower KWH purchased
146	270	(124)		Fuel oil expense. Decrease largely due to lower fuel cost, partly offset by higher KWH generated
149	188	(39)		Purchased power expense. Decrease due to lower purchased power energy prices and lower KWH purchased
99	99	—		Operation and maintenance expenses. Flat due to:
			2	higher consulting costs for energy transformation plans
			2	higher transmission and distribution costs
			1	higher employee benefit costs
			(2)	lower Smart Grid costs
			(1)	lower overhaul costs
98	111	(13)		Other expenses. Decrease in revenue taxes due to lower revenues offset by higher depreciation expense for plant investments
66	70	(4)		Operating income. Decrease due to an increase in depreciation expense
33	34	(1)		Net income for common stock. Decrease due to lower operating income

2,144	2,189	(45)		Kilowatthour sales (millions)
69.2	69.1	0.1		Wet-bulb temperature (Oahu average; degrees Fahrenheit)
1,181	1,244	(63)		Cooling degree days (Oahu)
$69.37	$132.07	$(62.70)		Average fuel oil cost per barrel

Six months ended June 30		Increase
2015	2014	(decrease)		(dollars in millions, except per barrel amounts)
$1,132	$1,458	$(326)		Revenues. Decrease largely due to:
			$(242)	lower fuel prices
			(59)	lower purchased power costs
			(16)	lower KWH generated
323	557	(234)		Fuel oil expense. Decrease largely due to lower fuel cost and lower KWH generated
285	353	(68)		Purchased power expense. Decrease due to lower purchased power energy prices and lower KWH purchased
203	187	16		Operation and maintenance expenses. Increase due to:
			7	higher transmission and distribution costs
			4	higher consulting costs for energy transformation plans
			2	higher bad debt reserves for one customer account
			2	higher employee benefit costs
			1	accrued costs for damage to combined heat and power generating unit
			1	higher overhaul costs
			(2)	lower Smart Grid costs
197	220	(23)		Other expenses. Decrease in revenue taxes due to lower revenues offset by higher depreciation expense for plant investments
124	141	(17)		Operating income. Decrease due to an increase in operation and maintenance expenses and depreciation expense
60	70	(10)		Net income for common stock. Decrease due to lower operating income

4,188	4,315	(127)		Kilowatthour sales (millions)
67.8	68.1	(0.3)		Wet-bulb temperature (Oahu average; degrees Fahrenheit)
1,976	2,072	(96)		Cooling degree days (Oahu)
$77.85	$131.6	$(53.75)		Average fuel oil cost per barrel
456,608	453,559	3,049		Customer accounts (end of period)
Note:  The electric utilities had effective tax rates for the second quarters of 2015 and 2014 of 36% and 37%, respectively. The electric utilities had effective tax rates for the first six months of 2015 and 2014 of 37%.
Hawaiian Electric’s consolidated ROACE was 7.7% for the twelve months ended June 30, 2015 and 9.0% for the twelve months ended June 30, 2014.
The Utilities’ consolidated kilowatthour (KWH) sales have declined each year since 2007. Based on expectations of additional customer renewable self-generation and energy-efficiency installations, the Utilities’ 2015 KWH sales are expected to further decline below 2014 levels.
Other operation and maintenance expenses (excluding expense covered by surcharges or by third parties) for 2015 are projected to decrease by approximately 2% as compared to 2014 as the Utilities implement rigorous cost management measures focused on reprioritization of work, staffing levels, and discretionary expenses.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of June 30, 2015 amounted to $4 billion, of which approximately 26% related to production PPE, 65% related to transmission and distribution PPE, and 9% related to other PPE. Approximately 3% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission. See “Adequacy of supply” below.
See “Economic conditions” in the “HEI Consolidated” section above.
Most recent rate proceedings.  Unless otherwise agreed or ordered, each electric utility is currently required by PUC order to initiate a rate proceeding every third year (on a staggered basis) to allow the PUC and the Consumer Advocate to regularly evaluate decoupling and to allow the utility to request electric rate increases to cover rising operating costs and the cost of plant and equipment, including the cost of new capital projects to maintain and improve service reliability. The PUC may grant an interim increase within 10 to 11 months following the filing of an application, but there is no guarantee of such an interim increase and interim amounts collected are refundable, with interest, to the extent they exceed the amount approved in the PUC’s final D&O. The timing and amount of any final increase is determined at the discretion of the PUC. The adoption of revenue, expense, rate base and cost of capital amounts (including the ROACE and RORB) for purposes of an interim rate increase does not commit the PUC to accept any such amounts in its final D&O.
The following table summarizes certain details of each utility’s most recent rate cases, including the details of the increases requested, whether the utility and the Consumer Advocate reached a settlement that they proposed to the PUC, and the details of any granted interim and final PUC D&O increases.

Test year (dollars in millions)	Date (filed/ implemented)	Amount	% over rates in effect	ROACE (%)	RORB (%)	Rate base	Common equity %	Stipulated agreement reached with Consumer Advocate
Hawaiian Electric
2011 (1)
Request	7/30/10	$113.5	6.6	10.75	8.54	$1,569	56.29	Yes
Interim increase	7/26/11	53.2	3.1	10.00	8.11	1,354	56.29
Interim increase (adjusted)	4/2/12	58.2	3.4	10.00	8.11	1,385	56.29
Interim increase (adjusted)	5/21/12	58.8	3.4	10.00	8.11	1,386	56.29
Final increase	9/1/12	58.1	3.4	10.00	8.11	1,386	56.29
2014 (2)	6/27/14
Hawaii Electric Light
2010 (3)
Request	12/9/09	$20.9	6.0	10.75	8.73	$487	55.91	Yes
Interim increase	1/14/11	6.0	1.7	10.50	8.59	465	55.91
Interim increase (adjusted)	1/1/12	5.2	1.5	10.50	8.59	465	55.91
Final increase	4/9/12	4.5	1.3	10.00	8.31	465	55.91
2013 (4)
Request	8/16/12	$19.8	4.2	10.25	8.30	$455	57.05
Closed	3/27/13
2016 (5)	6/17/15
Maui Electric
2012 (6)
Request	7/22/11	$27.5	6.7	11.00	8.72	$393	56.85	Yes
Interim increase	6/1/12	13.1	3.2	10.00	7.91	393	56.86
Final increase	8/1/13	5.3	1.3	9.00	7.34	393	56.86
2015 (7)	12/30/14

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
(2)   See “Hawaiian Electric 2014 test year rate case” below.

(3)
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
(4)   Hawaii Electric Light’s request was to pay for O&M expenses and additional investments in plant and equipment required to maintain and improve system reliability and to cover the increased costs to support the integration of more renewable energy generation. As a result of the 2013 Agreement and 2013 Order (described below), the rate case was withdrawn and the docket has been closed.

(5)	See “Hawaii Electric Light 2016 test year rate case” below.
(6)   Maui Electric’s request was to pay for O&M expenses and additional investments in plant and equipment required to maintain and improve system reliability and to cover the increased costs to support the integration of more renewable energy generation. See discussion on final D&O, including the refund to customers in September and October 2013 required as a result of the final D&O, in Note 4 of the Consolidated Financial Statements.

(7)	See “Maui Electric 2015 test year rate case” below.
Hawaiian Electric 2011 test year rate case.  In the Hawaiian Electric 2011 test year rate case, the PUC had granted Hawaiian Electric’s request to defer Customer Information System (CIS) project O&M expenses (limited to $2,258,000 per year in 2011 and 2012) that were to be subject to a regulatory audit of project costs, and allowed Hawaiian Electric to accrue AFUDC on these deferred costs until the completion of the regulatory audit.
On January 28, 2013, the Utilities and the Consumer Advocate entered into the 2013 Agreement to, among other things, write-off $40 million of CIS Project costs in lieu of conducting the regulatory audits of the CIP CT-1 and the CIS projects, with the remaining recoverable costs for the projects of $52 million to be included in rate base as of December 31, 2012. The parties agreed that Hawaii Electric Light would withdraw its 2013 test year rate case and not file a rate case until its next turn in the rate case cycle, for a 2016 test year, and Hawaiian Electric would delay the filing of its scheduled 2014 test year rate case to no earlier than January 2, 2014. The parties also agreed that, starting in 2014, Hawaiian Electric will be allowed to record RAM revenues starting on January 1 (instead of the prior start date of June 1) for the years 2014, 2015 and 2016. For the six months ended June 30, 2015 and 2014, Hawaiian Electric had additional revenues of $3.8 million and $12.3 million, respectively.
Hawaiian Electric 2014 test year rate case.  On June 27, 2014, Hawaiian Electric submitted an abbreviated rate case filing (abbreviated filing), stating that it intends to forego the opportunity to seek a general rate increase in base rates, and if approved, this filing would result in no change in base rates. Hawaiian Electric stated that it is foregoing a rate increase request in recognition that its customers are already in a challenging high electricity bill environment. The abbreviated filing explained that Hawaiian Electric is aggressively attacking the root causes of high rates, by, among other things, vigorously pursuing the opportunity to switch from oil to liquefied natural gas, acquiring lower-cost renewable energy resources, pursuing opportunities to achieve operational efficiencies, and deactivating older, high-cost generation. Instead of seeking a rate increase, Hawaiian Electric is focused on developing and executing the new business model, plans and strategies required by the PUC’s April 2014 regulatory orders discussed in Note 4 of the Consolidated Financial Statements, as well as other actions that will reduce rates.
Hawaiian Electric further explained that the abbreviated filing satisfies the obligation to file a general rate case under the three-year cycle established by the PUC in the decoupling final D&O. If the PUC determines that additional materials are required, Hawaiian Electric stated it will work with the Consumer Advocate on a schedule to submit additional information as needed. Hawaiian Electric asked for an expedited decision on this filing and stated that if the PUC decides that such a ruling is not in order, Hawaiian Electric reserves the right to supplement the abbreviated filing with additional material to support the increase in revenue requirements forgone by this filing—calculated to be $56 million over revenues at current effective rates. Hawaiian Electric’s revenue at current effective rates includes: (1) the revenue from Hawaiian Electric’s base rates, including the revenue from the energy cost adjustment clause and the purchased power adjustment clause, (2) the revenue that would be included in the decoupling RBA in 2014 based on 2014 test year forecasted sales, and (3) the revenue from the 2014 RAM implemented in connection with the decoupling mechanism.
Under Hawaiian Electric’s proposal, the decoupling RBA and RAM would continue, subject to any change to these mechanisms ordered by the PUC in Schedule B of the decoupling proceedings, the DSM surcharge would continue since demand response (DR) program costs would not be rolled into base rates (as required in the April 28, 2014 DR Order) until the next rate case, and the pension and OPEB tracking mechanisms would continue. Hawaiian Electric plans to file its next rate case according to the normal rate case cycle using a 2017 test year. If circumstances change, Hawaiian Electric may file its next rate case earlier.
Management cannot predict whether the PUC will accept this abbreviated filing to satisfy Hawaiian Electric’s obligation to file a rate case in 2014, whether additional material will be required or whether Hawaiian Electric will be required to proceed with a traditional rate proceeding.
Maui Electric 2015 test year rate case.  On December 30, 2014, Maui Electric filed its abbreviated 2015 test year rate case filing. In recognition that its customers have been enduring a high bill environment, Maui Electric proposed no change to its base rates, thereby foregoing the opportunity to seek a general rate increase. If Maui Electric were to seek an increase in base rates, its requested increase in revenue, based on its revenue requirement for a normalized 2015 test year, would have been $11.6 million, or 2.8%, over revenues at current effective rates with estimated 2015 RAM revenues. The normalized 2015 test year revenue requirement is based on an estimated cost of common equity of 10.75%. Management cannot predict any actions by the PUC as a result of this filing.
Hawaii Electric Light 2016 test year rate case. On June 17, 2015, Hawaii Electric Light filed its notice of intent to file a general rate case application by December 30, 2016, and requested a test year waiver to utilize a 2016 calendar test year. Notice is contingent upon the PUC’s approval of Hawaii Electric Light's request to extend the current December 31, 2015 deadline to file the rate case, using a 2016 calendar test year. The rate case filing is required to satisfy the obligation to file a general rate case under the three-year cycle established by the PUC in the decoupling final D&O.
Integrated resource planning and April 2014 regulatory orders. See “April 2014 regulatory orders” in Note 4 to the Consolidated Financial Statements.
Renewable energy strategy.  The Utilities’ policy is to support efforts to increase renewable energy in Hawaii. The Utilities believe their actions will help stabilize customer bills as they become less dependent on costly and price-volatile fossil fuel. The Utilities’ renewable energy strategy will also allow them to meet Hawaii’s RPS law as revised in the 2015 Legislature, which requires electric utilities to meet an RPS of 10%, 15%, 30%, 40%, 70% and 100% by December 31, 2010, 2015, 2020, 2030, 2040 and 2045, respectively. The Utilities met the 10% RPS for 2010 with a consolidated RPS of 20.7%, including savings from energy efficiency programs and solar water heating (or 9.5% without DSM energy savings). Energy savings resulting from DSM energy efficiency programs and solar water heating will not count toward the RPS after 2014. For 2014, the Utilities achieved an RPS without DSM energy savings of an estimated 21%, primarily through a comprehensive portfolio of renewable energy PPAs, net energy metering programs and biofuels. The Utilities have been successful in adding significant amounts of renewable energy resources to their electric systems. The Utilities are on track to exceed their 2015 RPS goal, and lead the nation in terms of the amount of photovoltaic (PV) systems installed by its customers.
As more generating resources, whether utility scale or distributed generation, are added to the Utilities’ electric systems and as customers reduce their energy usage, the ability to accommodate additional generating resources and to accept energy from existing resources is becoming more challenging. As a result, there is a growing risk that energy production from generating resources may need to be curtailed and the interconnection of additional resources will need to be closely evaluated. Also, under the state’s renewable energy strategy, there has been exponential growth in recent years in variable generation (e.g. solar and wind) on Hawaii’s island grids. Much of this variable generation is in the form of distributed generators interconnected at distribution circuits that cannot be directly controlled by system operators. As a consequence, grid resiliency in response to events that cause significant frequency and/or voltage excursions has weakened, and the prospects for larger and more frequent service outages have increased. The Utilities have been progressively making changes in their operating practices, are making investments in grid modernization technologies, and are working with the solar industry to mitigate these risks and continue the integration of  more renewable energy.
Developments in the Utilities’ efforts to further their renewable energy strategy include the following:

•
In July 2011, the PUC directed Hawaiian Electric to submit a draft RFP for the PUC’s consideration for a competitive bidding process for 200 MW or more of renewable energy to be delivered to, or to be sited on, the island of Oahu. In October 2011, Hawaiian Electric filed a draft RFP with the PUC. In July 2013, the PUC issued orders related to the 200-MW RFP, ordering that Hawaiian Electric shall amend its current draft of the Oahu 200-MW RFP to remove references to the Lanai Wind Project, eliminate solicitations for an undersea transmission cable, and amend the draft RFP to reflect other guidance provided in the order.

•
In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua Bioenergy for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii. The Hu Honua Bioenergy, LLC plant is currently scheduled to be in service in 2016.

•
In May 2012, the PUC instituted a proceeding for a competitive bidding process for up to 50 MW of firm renewable geothermal dispatchable energy (Geothermal RFP) on the island of Hawaii. Bids were received in January 2015, and in February 2015, Ormat Technologies, Inc. was selected to provide 25 MW of additional geothermal energy, subject to successful contract negotiations and PUC approval of the final agreement.

•
In August 2012, the battery facility at a 30-MW Kahuku wind farm experienced a fire. After the interconnection infrastructure was rebuilt and voltage regulation equipment was installed, the facility came up to full output in January 2014 to perform control system acceptance testing, and energy is being purchased at a base rate until PUC approval of an amendment to the PPA. An application for PUC approval of an amendment to the PPA was filed in April 2014.

•
In August 2012, the PUC approved a waiver from the competitive bidding framework to allow Hawaiian Electric to negotiate with the U.S. Army for construction of a 50-MW utility-owned and operated firm, renewable and dispatchable generation facility at Schofield Barracks on the island of Oahu and expected to be placed in service in 2017. In May 2014, Hawaiian Electric filed an application with the PUC to allow expenditures of $170 million for execution of the project, which is expected to be placed in service by the end of 2017.

•
In February 2013, Hawaiian Electric issued an “Invitation for Low Cost Renewable Energy Projects on Oahu through Request for Waiver from Competitive Bidding,” which seeks to lower the cost of electricity for customers in the near term with qualified renewable energy projects on Oahu that can be quickly placed into service at a low cost per KWH. Proposals were received and Hawaiian Electric obtained waivers from the PUC Competitive Bidding Framework for certain projects, subject to certain conditions. In July 2015, the PUC issued orders approving (with conditions) four PPAs for a combined 137 MW of solar projects. Hawaiian Electric is reviewing these orders. Three additional waiver projects are still awaiting decision by the PUC.

•
In May 2013, Maui Electric requested a waiver from the PUC Competitive Bidding Framework to conduct negotiations for a PPA for approximately 4.5 to 6.0 MW of firm power from a proposed Mahinahina Energy Park, LLC project, fueled with biofuel. The PUC approved the waiver request, provided that an executed PPA must be filed for PUC approval by February 2015. The parties did not execute a PPA by the PUC deadline, but continue to negotiate.

•
In October 2013, the PUC approved Hawaiian Electric’s 20-year contract with Hawaii BioEnergy to supply 10 million gallons per year of biocrude at Kahe Power Plant to begin within five years of November 25, 2013.

•
In December 2013, Hawaiian Electric requested PUC approval for a waiver of the Na Pua Makani Power Partners, LLC’s proposed 24-MW wind farm located in the Kahuku area on Oahu from the competitive bidding process and the PPA for Renewable As-Available Energy dated October 3, 2013 between Hawaiian Electric and Na Pua Makani Power Partners, LLC for the proposed 24-MW wind farm. In December 2014, the PUC approved both the waiver request and the PPA.

•
In April 2014, Hawaiian Electric requested PUC approval of a PPA for Renewable As-Available Energy with Lanikuhana Solar, LLC for a proposed 20-MW PV facility on Oahu. In June 2015, the PUC denied the request to waive Lanikuhana from competitive bidding requirements and Hawaiian Electric is seeking reconsideration of that decision.

•
In March 2015, Hawaiian Electric requested PUC approval of a 2-year biodiesel supply contract with Pacific Biodiesel Technologies, LLC to supply 2 million to 3 million gallons of biodiesel at CIP CT-1 and the Honolulu International Airport Emergency Power Facility beginning in November 2015 when existing contracts are set to expire. Renewable Energy Group supplies 3 million to 7 million gallons per year to CIP CT-1 under its existing contract with Hawaiian Electric which was approved by the PUC in May 2012.

•
The Utilities began accepting energy from feed-in tariff projects in 2011. As of June 30, 2015, there were 13 MW, 1 MW and 4 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.

•
As of June 30, 2015, there were approximately 232 MW, 52 MW and 55 MW of installed net energy metering capacity from renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.

•	In July 2015, Maui Electric signed two PPAs, each for a 2.87-MW solar facility, which are subject to PUC approval.

Other regulatory matters.  In addition to the items below, also see Note 4 of the Consolidated Financial Statements.
Adequacy of supply.
Hawaiian Electric. In January 2015, Hawaiian Electric filed its 2015 Adequacy of Supply (AOS) letter, which indicated that based on its February 2014 sales and peak forecast for the 2015 to 2017 time period, Hawaiian Electric’s generation capacity will be sufficient to meet reasonably expected demands for service and provide reasonable reserves for emergencies through 2016, notwithstanding a generation shortfall event in January 2015, due to unexpected concurrent outages of a utility generating unit and several IPPs.
In accordance to its planning criteria, Hawaiian Electric deactivated two fossil fuel generating units from active service at its Honolulu Power Plant in January 2014 and anticipates deactivating two additional fossil fuel units at its Waiau Power Plant in the 2016 timeframe. Hawaiian Electric is proceeding with future firm capacity additions in coordination with the State of Hawaii Department of Transportation in 2015, and with the U.S. Department of the Army for a utility owned and operated renewable, dispatchable, including black start capabilities, generation security project on federal lands, which may be in service in the 2018 timeframe. Hawaiian Electric is continuing negotiations with two firm capacity IPPs on Oahu under PPAs scheduled to expire in 2016 and 2022.
Hawaii Electric Light. In January 2015, Hawaii Electric Light filed its 2015 AOS letter, which indicated that Hawaii Electric Light’s generation capacity through 2017 is sufficient to meet reasonably expected demands for service and provide for reasonable reserves for emergencies.

The Hu Honua Bioenergy, LLC plant is currently scheduled to be in service in 2016, with potentially additional generation added in the 2020-2025 timeframe.
Maui Electric. In January 2015, Maui Electric filed its 2015 AOS letter, which indicated that Maui Electric’s generation capacity through 2018 is sufficient to meet the forecasted demands on the islands of Maui, Lanai, and Molokai. Maui Electric anticipates needing additional firm capacity on Maui in the 2019 timeframe. In February 2014, Maui Electric deactivated two fossil fuel generating units, with a combined rating of 9.5 MW, at its Kahului Power Plant. Due to unexpected concurrent conditions including lack of wind generation and outages of generating units leading to generation shortfalls, the two deactivated units at Kahului Power Plant were reactivated for several days in 2015. Maui Electric anticipates the retirement of all generating units at the Kahului Power Plant, which have a combined rating of 32.3 MW, in the 2019 timeframe. Maui Electric plans to issue one or more RFPs for energy storage, demand response and firm generating capacity, and to make system improvements needed to ensure reliability and voltage support in this timeframe.
The PSIPs, Distributed Generation Interconnection Plan, Integrated Interconnection Queue Plan and Demand Response Portfolio Plan filed in response to the April 2014 regulatory orders may affect the resource plans.
April 2014 regulatory orders. In April 2014, the PUC issued four orders that collectively provide certain key policy, resource planning, and operational directives to the Utilities. See “April 2014 regulatory orders” in Note 4 of the Consolidated Financial Statements.
Commitments and contingencies.  See Note 4 of the Consolidated Financial Statements.
Recent accounting pronouncements.  See Note 11, “Recent accounting pronouncements,” of the Consolidated Financial Statements.
FINANCIAL CONDITION
Liquidity and capital resources.  Management believes that Hawaiian Electric’s ability, and that of its subsidiaries, to generate cash, both internally from operations and externally from issuances of equity and debt securities and commercial paper and draws on lines of credit, is adequate to maintain sufficient liquidity to fund their respective capital expenditures and investments and to cover debt, retirement benefits and other cash requirements in the foreseeable future.
Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	June 30, 2015		December 31, 2014
Short-term borrowings	$89	3%	$—	—%
Long-term debt, net	1,207	40	1,207	41
Preferred stock	34	1	34	1
Common stock equity	1,697	56	1,682	58
	$3,027	100%	$2,923	100%

Information about Hawaiian Electric’s short-term borrowings (other than from Hawaii Electric Light and Maui Electric) and Hawaiian Electric’s line of credit facility were as follows:

	Average balance	Balance
(in millions)	Six months ended June 30, 2015	June 30, 2015	December 31, 2014
Short-term borrowings [1]
Commercial paper	$38	$89	$—
Line of credit draws	—	—	—
Borrowings from HEI	—	—	—
Undrawn capacity under line of credit facility		200	200

1   The maximum amount of Hawaiian Electric’s external short-term borrowings during the first six months of 2015 was $89 million. At June 30, 2015, Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric of $13 million and $5 million respectively. At July 31, 2015, Hawaiian Electric had $105 million of outstanding commercial paper, no draws under its line of credit facility and no borrowings from HEI. Also, at July 31, 2015, Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric of $11 million and $4 million, respectively. Intercompany borrowings are eliminated in consolidation.

Hawaiian Electric has a line of credit facility, as amended and restated on April 2, 2014, of $200 million. In January 2015, the PUC approved Hawaiian Electric’s request to extend the term of the credit facility to April 2, 2019. See Note 12 of the Consolidated Financial Statements.
Special purpose revenue bonds (SPRBs) have been issued by the Department of Budget and Finance of the State of Hawaii (DBF) to finance (and refinance) capital improvement projects of Hawaiian Electric and its subsidiaries, but the sources of their repayment are the non-collateralized obligations of Hawaiian Electric and its subsidiaries under loan agreements and notes issued to the DBF, including Hawaiian Electric’s guarantees of its subsidiaries’ obligations. The payment of principal and interest due on SPRBs currently outstanding and issued prior to 2009 are insured by Financial Guaranty Insurance Company (FGIC), which was placed in a rehabilitation proceeding in the State of New York in June 2012. On August 19, 2013 FGIC’s plan of rehabilitation became effective and the rehabilitation proceeding terminated. The S&P and Moody’s ratings of FGIC, which at the time the insured obligations were issued were higher than the ratings of the Utilities, have been withdrawn. Management believes that if Hawaiian Electric’s long-term credit ratings were to be downgraded, or if credit markets further tighten, it could be more difficult and/or expensive to sell bonds in the future.
The PUC has approved the use of an expedited approval procedure for the approval of long-term debt financings or refinancings (including the issuance of taxable debt) by the Utilities, up to specified amounts, during the period 2013 through 2015, subject to certain conditions. On October 3, 2013, after obtaining such expedited approvals, the Utilities issued through a private placement taxable non-collateralized senior notes with an aggregate principal amount of $236 million.
In September 2014, the Utilities filed a request with the PUC (“September 2014 Letter Request”) under the expedited approval procedure for approval to issue unsecured obligations bearing taxable interest through December 31, 2015 of up to $80 million (Hawaiian Electric $50 million, Hawaii Electric Light $25 million and Maui Electric $5 million), with the proceeds expected to be used, as applicable, to finance capital expenditures, repay long-term and/or short term debt used to finance or refinance capital expenditures and/or to reimburse funds used for payment of the capital expenditures. In May 2015, the PUC issued a D&O on the September 2014 Letter Request, approving the Utilities’ request for expedited approval to issue unsecured obligations bearing taxable interest of up to $80 million.
In April 2015, Hawaiian Electric, Hawaii Electric Light and Maui Electric filed with the PUC a letter request (“April 2015 Letter Request”) for the expedited authorization to issue up to an additional $47 million (Hawaiian Electric $40 million, Hawaii Electric Light $5 million and Maui Electric $2 million) of unsecured obligations bearing taxable interest in the event the Utilities decide to refinance outstanding revenue bonds in 2015. However, in June 2015, based on rulings made by the PUC in its May 2015 D&O on the September 2014 Letter Request and the Utilities’ conclusion that refinancing the outstanding $47 million of revenue bonds with refunding revenue bonds would be less costly for customers than utilizing taxable debt, the Utilities withdrew their April 2015 Letter Request and refiled with the PUC a letter request to refinance the outstanding revenue bonds with $47 million principal amount of refunding revenue bonds.
In May 2015, up to $80 million of Special Purpose Revenue Bonds (SPRBs) ($70 million for Hawaiian Electric, $2.5 million for Hawaii Electric Light and $7.5 million for Maui Electric) were authorized by the Hawaii legislature for issuance, with PUC approval, prior to June 30, 2020 to finance the utilities’ capital improvement programs.
In June 2015, Hawaiian Electric, Hawaii Electric Light and Maui Electric filed an application with the PUC for approval to issue and sell each utility’s common stock in one or more sales in 2016 (Hawaiian Electric’s sale to the owner at the time of each such sale of up to $330 million and Hawaii Electric Light’s and Maui Electric’s sales to Hawaiian Electric of up to $15 million and $45 million, respectively), and the purchase of the Hawaii Electric Light and Maui Electric common stock by Hawaiian Electric in 2016.
Cash flows from operating activities generally relate to the amount and timing of cash received from customers and payments made to third parties. Using the indirect method of determining cash flows from operating activities, noncash expense items such as depreciation and amortization, as well as changes in certain assets and liabilities, are added to (or deducted from) net income. For the first six months of 2015 and 2014, net cash provided by operating activities increased by $38 million and decreased by $87 million, respectively, compared to the prior year. For the first six months of 2015, noncash depreciation and amortization amounted to $91 million due to an increase in plant and equipment. Further, for the first six months of 2015, the changes in assets and liabilities included a decrease of $45 million in accounts receivable and accrued unbilled revenues due to the timing of customer payments, and a $69 million decrease in accounts payable due to timing of vendor payments. For the first six months of 2014, noncash depreciation and amortization amounted to $87 million due to an increase in plant and equipment offset by a decrease of $63 million in accounts payable due to timing of vendor payments.
For the first six months of 2015 and 2014, net cash used in investing activities decreased $17 million and increased $85,000, respectively, compared to the prior year. Cash used in investing activities consisted primarily of capital expenditures, partly offset by contributions in aid of construction.

Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. For the first six months of 2015 and 2014, cash flows from financing activities decreased $15 million and increased $45 million, respectively, compared to the prior year. For the first six months of 2015 and 2014, cash provided by financing activities consisted primarily of net proceeds received from short-term borrowings of $89 million and $103 million, respectively. This was offset by payments of $46 million and $45 million of common and preferred stock dividends during the first six months of 2015 and 2014.
The Utilities have re-evaluated the timing of 2015 - 2017 net capital expenditures, revising their prior 3-year forecast from a range of $1.1 billion to $2.0 billion downward to a range of $0.8 billion to $1.7 billion. 2015 is the transitional year under the modified RAM Adjustment and on June 15, 2015 the Utilities and Consumer Advocate filed their Joint Proposed Modified REIP Framework/Standards and Guidelines regarding eligibility of projects for cost recovery above the RAM Cap through the REIP surcharge, and on the same day the Utilities filed their proposed standards and guidelines on the eligibility of projects for cost recovery through the RAM above the RAM cap. Given the change to the RAM, the number of other high priority issues before the PUC and the continuing refinement of transformation plans, the forecast for 2015 net capital expenditures was reduced from $420 million to $250 million. As a result, Hawaiian Electric will not need an equity infusion from HEI in 2015 and is re-evaluating the amount of long-term debt needed. The 2015 rate base growth is now expected to be between 1.5% to 3.0%. This forecast could change over time based upon external factors such as the timing and scope of environmental regulations, unforeseen delays in permitting and approvals, and the outcome of competitive bidding for new generation. Hawaiian Electric’s consolidated cash flows from operating activities (net income for common stock, adjusted for non-cash income and expense items such as depreciation, amortization and deferred taxes), after the payment of common stock and preferred stock dividends, are currently not expected to provide sufficient cash to cover the forecasted net capital expenditures over the 3-year forecast period. Debt and equity financing are expected to be required to fund this estimated shortfall and to fund any unanticipated expenditures not included in the 2015 - 2017 forecast, such as increases in the costs or acceleration of the construction of capital projects, unbudgeted acquisitions or investments in new businesses and significant increases in retirement benefit funding requirements.

Bank

	Three months ended June 30		Increase
(in millions)	2015	2014	(decrease)	Primary reason(s)
Interest income	$49	$47	$2
The impact of higher average earning asset balances was partly offset by lower yields on earning assets. ASB’s average loan portfolio balance for the second quarter of 2015 increased by $239 million compared to the same period in 2014 as average commercial real estate, residential, home equity lines of credit and commercial loan balances increased by $110 million, $46 million, $42 million, and $27 million, respectively. The growth in these loan portfolios was reflective of ASB’s portfolio mix target and loan growth strategy. Yields on earning assets decreased by 4 basis points. Loan portfolio yields were impacted by the low interest rate environment as new loan production yields were generally lower than the average loan portfolio yields. The average investment and mortgage-related securities portfolio balance increased by $91 million due to the purchase of investments with excess liquidity. The average FHLB stock balance decreased by $47 million as FHLB stock in excess of the required holdings was repurchased by the FHLB.

Noninterest income	17	14	3
Higher noninterest income primarily due to a $1.8 million increase in gain on sale of loans as a result of higher refinancing activity which increased loan production in 2015 compared to 2014 and $0.8 million higher deposit fee income.

Revenues	66	61	5
Interest expense	3	3	—
Interest expense remained flat as higher interest-bearing liability balances were offset by lower rates on interest-bearing liabilities. Average deposit balances for the second quarter of 2015 increased by $279 million compared to the same period in 2014 due to an increase in core deposits of $270 million. Average term certificate balances increased by $9 million. Other borrowings increased by $64 million primarily due to an increase in repurchase agreements. The interest-bearing liability rate decreased by 1 basis point.

Provision for loan losses	2	1	1
The provision for loan losses increased by $0.8 million primarily due to commercial loan downgrades and growth in the loan portfolio, partly offset by the reversal of the Pahoa lava reserves and commercial loan payoffs. Credit quality and trends continue to be stable and good, reflecting prudent credit risk management and a strong Hawaii economy. ASB had a net charge-off ratio for the second quarter of 2015 of 0.11% compared to a net recovery ratio of 0.04% in the second quarter of 2014. The increase in net charge-offs were due to ASB’s strategic expansion of its unsecured consumer loan product with risk-based pricing and lower recoveries as ASB had worked through most of its residential and vacant land recovery opportunities.

Noninterest expense	41	39	2
The increase in noninterest expense for the second quarter of 2015 compared to the same period in 2014 was primarily due to $1.5 million higher employee benefit costs and $0.5 million reserve for unfunded loan commitments.

Expenses	46	43	3
Operating income	20	18	2	Higher net interest income and noninterest income, partly offset by higher noninterest expenses and higher provision for loan losses.
Net income	13	12	1

	Six months ended June 30		Increase
(in millions)	2015	2014	(decrease)	Primary reason(s)
Interest income	$97	$93	$4
The impact of higher average earning asset balances was partly offset by lower yields on earning assets. ASB’s average loan portfolio balance for the six months ended June 30, 2015 increased by $251 million compared to the same period in 2014 as average commercial real estate, home equity lines of credit and residential balances increased by $119 million, $54 million, and $52 million, respectively. The growth in these loan portfolios was reflective of ASB’s portfolio mix target and loan growth strategy. The yield on earning assets decreased by 8 basis points. Loan portfolio yields were impacted by the low interest rate environment as new loan production yields were generally lower than the average loan portfolio yields. The average investment and mortgage-related securities portfolio balance increased by $58 million due to the purchase of investments with excess liquidity. The average FHLB stock balance decreased by $35 million as FHLB stock in excess of the required holdings was repurchased by the FHLB.

Noninterest income	33	31	2
Higher noninterest income was primarily due to a $3.0 million increase in gain on sale of loans a result of higher refinancing activity and $1.7 million higher deposit fee income, partly offset by $2.8 million lower gain on sale of securities in 2015 compared to 2014 as a result of the gain from the sale of ASB’s municipal bond portfolio in 2014.

Revenues	130	124	6
Interest expense	6	5	1
Interest expense remained flat as higher interest-bearing liability balances were offset by lower rates on interest-bearing liabilities. Average deposit balances for the six months ended June 30, 2015 increased by $276 million compared to the same period in 2014 due to an increase in core deposits of $272 million. Average term certificate balances increased by $4 million. Other borrowings increased by $57 million primarily due to an increase in repurchase agreements. The interest-bearing liability rate decreased by 1 basis point.

Provision for loan losses	2	2	—
The provision for loan losses increased by $0.4 million due to commercial loan downgrades and loan growth, partly offset by the reversal of the Pahoa lava reserves and commercial loan payoffs. Credit quality and trends continue to be stable and good, reflecting prudent credit risk management and a strong Hawaii economy. The net charge-off ratio for the six months ended June 30, 2015 was 0.08% compared to a net recovery ratio for the six months ended June 30, 2014 of 0.01%. The increase in net charge-offs were due to ASB’s strategic expansion of its unsecured consumer loan product offering with risk-based pricing and lower recoveries as ASB has worked through most of its residential and vacant land recovery opportunities.

Noninterest expense	82	77	5
Noninterest expense for the six months ended June 30, 2015 was $5.4 million higher than the noninterest expense for the same period in 2014 primarily due to higher employee benefit costs, an increase in retail delivery compensation costs, reversal of debit card expenses in 2014 with no similar reversal in 2015 and reserves for unfunded loan commitments.

Expenses	90	84	6
Operating income	40	40	—	Higher net interest income and noninterest income, offset by higher noninterest expenses and higher provision for loan losses.
Net income	26	26	—

                       See Note 5 of the Consolidated Financial Statements and “Economic conditions” in the “HEI Consolidated” section above.
                       Despite the revenue pressures across the banking industry, management expects ASB’s low-cost funding base and lower-risk profile to continue to deliver strong performance compared to industry peers.

                       ASB’s return on average assets, return on average equity and net interest margin were as follows:

	Three months ended June 30		Six months ended June 30
(percent)	2015	2014	2015	2014
Return on average assets	0.89	0.86	0.93	0.97
Return on average equity	9.38	8.69	9.67	9.81
Net interest margin	3.52	3.55	3.52	3.59
Average balance sheet and net interest margin.  The following tables set forth average balances, together with interest earned and accrued, and resulting yields and costs:

Three months ended June 30	2015			2014
(dollars in thousands)	Average balance	Interest[1] income/ expense	Yield/ rate (%)	Average balance	Interest[1] income/ expense	Yield/ rate (%)
Assets:
Other investments [2]	$197,747	$127	0.25	$187,179	$86	0.18
Securities purchased under resale agreements	—	—	—	12,527	12	0.38
Available-for-sale investment securities	637,893	3,179	1.99	546,694	2,852	2.09
Loans
Residential 1-4 family	2,053,803	22,560	4.39	2,007,362	22,475	4.48
Commercial real estate	641,927	6,499	4.05	532,334	5,504	4.14
Home equity line of credit	822,862	6,523	3.18	780,821	6,414	3.29
Residential land	17,767	288	6.50	16,285	251	6.16
Commercial	812,929	7,403	3.64	785,438	7,166	3.65
Consumer	118,652	2,762	9.34	107,121	2,041	7.64
Total loans [3,4]	4,467,940	46,035	4.12	4,229,361	43,851	4.15
Total interest-earning assets [3]	5,303,580	49,341	3.72	4,975,761	46,801	3.76
Allowance for loan losses	(46,221)			(41,752)
Non-interest-earning assets	490,081			455,020
Total assets	$5,747,440			$5,389,029
Liabilities and shareholder’s equity:
Savings	$1,968,345	$309	0.06	$1,869,934	$278	0.06
Interest-bearing checking	778,653	34	0.02	736,767	32	0.02
Money market	163,036	50	0.12	176,819	55	0.13
Time certificates	439,248	873	0.80	430,277	872	0.81
Total interest-bearing deposits	3,349,282	1,266	0.15	3,213,797	1,237	0.15
Advances from Federal Home Loan Bank	100,000	784	3.10	100,000	784	3.10
Securities sold under agreements to repurchase	209,998	703	1.33	145,643	636	1.73
Total interest-bearing liabilities	3,659,280	2,753	0.30	3,459,440	2,657	0.31
Non-interest bearing liabilities:
Deposits	1,424,883			1,281,412
Other	115,448			117,223
Shareholder’s equity	547,829			530,954
Total liabilities and shareholder’s equity	$5,747,440			$5,389,029
Net interest income		$46,588			$44,144
Net interest margin (%) [5]			3.52			3.55

Six months ended June 30	2015			2014
(dollars in thousands)	Average balance	Interest[1] income/ expense	Yield/ rate (%)	Average balance	Interest[1] income/ expense	Yield/ rate (%)
Assets:
Other investments [2]	$198,330	$226	0.23	$182,002	$162	0.18
Securities purchased under resale agreements	—	—	—	10,276	20	0.38
Available-for-sale investment securities	593,754	6,131	2.07	536,196	5,953	2.22
Loans
Residential 1-4 family	2,057,125	45,221	4.40	2,005,462	45,144	4.50
Commercial real estate	638,110	12,561	3.95	518,844	10,877	4.21
Home equity line of credit	822,687	12,999	3.19	768,692	12,512	3.28
Residential land	17,078	562	6.59	16,081	494	6.14
Commercial	801,194	14,471	3.63	785,861	14,399	3.68
Consumer	119,622	5,419	9.13	109,381	4,107	7.56
Total loans [3,4]	4,455,816	91,233	4.11	4,204,321	87,533	4.18
Total interest-earning assets [3]	5,247,900	97,590	3.73	4,932,795	93,668	3.81
Allowance for loan losses	(46,076)			(41,136)
Non-interest-earning assets	488,666			450,160
Total assets	$5,690,490			$5,341,819
Liabilities and shareholder’s equity:
Savings	$1,955,974	$609	0.06	$1,855,070	$546	0.06
Interest-bearing checking	771,950	67	0.02	727,316	61	0.02
Money market	163,384	100	0.12	178,893	112	0.13
Time certificates	436,513	1,750	0.81	432,007	1,743	0.81
Total interest-bearing deposits	3,327,821	2,526	0.15	3,193,286	2,462	0.16
Advances from Federal Home Loan Bank	100,000	1,559	3.10	100,000	1,559	3.10
Securities sold under agreements to repurchase	204,499	1,394	1.36	147,018	1,266	1.71
Total interest-bearing liabilities	3,632,320	5,479	0.30	3,440,304	5,287	0.31
Non-interest bearing liabilities:
Deposits	1,399,737			1,258,118
Other	113,905			114,603
Shareholder’s equity	544,528			528,794
Total liabilities and shareholder’s equity	$5,690,490			$5,341,819
Net interest income		$92,111			$88,381
Net interest margin (%) [5]			3.52			3.59
1       Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of nil for the three months ended June 30, 2015 and 2014, respectively, and nil and $0.2 million for the six months ended June 30, 2015 and 2014, respectively.

[2]	Includes federal funds sold, interest bearing deposits and stock in the Federal Home Loan Bank.

[3]	Includes loans held for sale, at lower of cost or fair value.

[4]
Includes loan fees of $0.7 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively, and $1.3 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans.

[5]	Defined as net interest income, on a fully taxable equivalent basis, as a percentage of average total interest-earning assets.
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

                       Loan portfolio.  ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. The composition of ASB’s loans receivable was as follows:

	June 30, 2015		December 31, 2014
(dollars in thousands)	Balance	% of total	Balance	% of total
Real estate:
Residential 1-4 family	$2,045,357	45.8	$2,044,205	46.0
Commercial real estate	561,262	12.6	531,917	12.0
Home equity line of credit	820,296	18.4	818,815	18.4
Residential land	17,273	0.4	16,240	0.4
Commercial construction	62,444	1.4	96,438	2.2
Residential construction	19,984	0.4	18,961	0.4
Total real estate, net	3,526,616	79.0	3,526,576	79.4
Commercial	821,636	18.4	791,757	17.8
Consumer	115,167	2.6	122,656	2.8
	4,463,419	100.0	4,440,989	100.0
Less: Deferred fees and discounts	(6,237)		(6,338)
Allowance for loan losses	(46,365)		(45,618)
Total loans, net	$4,410,817		$4,389,033
       Home equity — key credit statistics.

	June 30, 2015	December 31, 2014
Outstanding balance (in thousands)	$820,296	$818,815
Percent of portfolio in first lien position	42.0%	40.9%
Net charge-off (recovery) ratio	—%	(0.07)%
Delinquency ratio	0.19%	0.25%

			End of draw period – interest only			Current
June 30, 2015	Total	Interest only	2015-2016	2017-2019	Thereafter	amortizing
Outstanding balance (in thousands)	$820,296	$621,140	$1,215	$135,016	$484,909	$199,156
% of total	100%	76%	—%	17%	59%	24%

                       The HELOC portfolio makes up 18% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable rate term loan with a 20-year amortization period. This product type comprises 95% of the total HELOC portfolio and is the current product offering. Within this product type, borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed rate loan with level principal and interest payments. As of June 30, 2015, approximately 20% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option. Nearly all originations prior to 2008 consisted of amortizing equity lines that have structured principal payments during the draw period. These older vintage equity lines represent 5% of the portfolio and are included in the amortizing balances identified in the table above.
Loan portfolio risk elements.  See Note 5 of the Consolidated Financial Statements.
Available-for-sale investment securities.  ASB’s investment portfolio was comprised as follows:

	June 30, 2015		December 31, 2014
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$168,459	24%	$119,560	22%
Mortgage-related securities — FNMA, FHLMC and GNMA	525,061	76	430,834	78
Total available-for-sale investment securities	$693,520	100%	$550,394	100%

Principal and interest on mortgage-related securities issued by Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA) are guaranteed by the issuer and, in the case of GNMA, backed by the full faith and credit of the U.S. government.
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Deposit retention and growth will remain challenging in the current environment due to competition for deposits and the low level of short-term interest rates. Advances from the FHLB and securities sold under agreements to repurchase continue to be additional sources of funds. As of June 30, 2015 and December 31, 2014, ASB’s costing liabilities consisted of 94% deposits and 6% other borrowings. The weighted average cost of deposits for the first six months of 2015 and 2014 was 0.11%.
Federal Home Loan Bank Merger. In the second quarter of 2015, the FHLB of Des Moines and the FHLB of Seattle successfully completed the merger of the two banks and operated as one under the name FHLB of Des Moines as of June 1, 2015. The FHLB of Des Moines will continue to be a source of liquidity for ASB.
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
As of June 30, 2015 and December 31, 2014, ASB had an unrealized gain, net of taxes, on available-for-sale investments securities (including securities pledged for repurchase agreements) in AOCI of $0.2 million and $0.5 million, respectively. See “Item 3. Quantitative and qualitative disclosures about market risk.”
During the first six months of 2015, ASB recorded a provision for loan losses of $2.4 million primarily due to commercial loan downgrades and growth in the loan portfolio, partly offset by the reversal of the Pahoa lava reserves and commercial loan payoffs. During the first six months of 2014, ASB recorded a provision for loan losses of $2.0 million primarily due to growth in the loan portfolio and net charge-offs during the year for consumer loans. Financial stress on ASB’s customers may result in higher levels of delinquencies and losses.

	Six months ended June 30		Year ended December 31
(in thousands)	2015	2014	2014
Allowance for loan losses, January 1	$45,618	$40,116	$40,116
Provision for loan losses	2,439	2,016	6,126
Less: net charge-offs	1,692	(240)	624
Allowance for loan losses, end of period	$46,365	$42,372	$45,618
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.08%	(0.01)%	0.01%
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
Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).  Regulation of the financial services industry, including regulation of HEI, ASB Hawaii and ASB, has changed and will continue to change as a result of the enactment of the Dodd-Frank Act, which became law in July 2010. Importantly for HEI, ASB Hawaii and ASB, under the Dodd-Frank Act, on July 21, 2011, all of the functions of the Office of Thrift Supervision (OTS) transferred to the OCC, the FDIC, the Federal Reserve Board (FRB) and the Consumer Financial Protection Bureau (Bureau). Supervision and regulation of HEI and ASB Hawaii, as thrift holding companies, moved to the FRB, and supervision and regulation of ASB, as a federally chartered savings bank, moved to the OCC. While the laws and regulations applicable to HEI and ASB did not generally change, the applicable laws and regulations are being interpreted, and new and amended regulations may be adopted, by the FRB, OCC and the Bureau. In addition, HEI will continue to be required to serve as a source of strength to ASB in the event of its financial distress. If the Spin-Off of ASB Hawaii occurs as contemplated by the Merger Agreement, HEI (or its successor) will no longer be required to serve as a source of strength to ASB. The Dodd-Frank Act also imposes new restrictions on the ability of a savings bank to pay dividends should it fail to remain a qualified thrift lender.
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
Also, the Dodd-Frank Act directs the Bureau to publish rules and forms that combine certain disclosures that consumers receive in connection with applying for and closing on a mortgage loan under the Truth in Lending Act and the Real Estate Settlement Procedures Act. Consistent with this requirement, the Bureau amended Regulation X (Real Estate Settlement Procedures Act) and Regulation Z (Truth in Lending) to establish new disclosure requirements and forms in Regulation Z for most closed-end consumer credit transactions secured by real property. In addition to combining the existing disclosure requirements and implementing new requirements, the final rule provides extensive guidance regarding compliance with those requirements. This rule is effective October 3, 2015.
The “Durbin Amendment” to the Dodd-Frank Act required the FRB to issue rules to ensure that debit card interchange fees are “reasonable and proportional” to the processing costs incurred. In June 2011, the FRB issued a final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. Under the final rule, effective October 1, 2011, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is 21-24 cents, depending on certain components. Financial institutions and their affiliates that have less than $10 billion in assets are exempt from this Amendment; however, on July 1, 2013, ASB became non-exempt as the consolidated assets of HEI exceeded $10 billion. ASB’s debit card interchange fees have been lower as a result of the application of this Amendment.
Final Capital Rules.  On July 2, 2013, the FRB finalized its rule implementing the Basel III regulatory capital framework. The final rule would apply to banking organizations of all sizes and types regulated by the FRB and the OCC, except bank holding companies subject to the FRB’s Small Bank Holding Company Policy Statement and Savings & Loan Holding Companies (SLHCs) substantially engaged in insurance underwriting or commercial activities. HEI currently meets the requirements of the exemption as a top-tier grandfathered unitary SLHC that derived, as of June 30 of the previous calendar year, either 50% or more of its total consolidated assets or 50% or more of its total revenues on an enterprise-wide basis (calculated under GAAP) from activities that are not financial in nature pursuant to Section 4(k) of the Bank Holding Company Act. The FRB is temporarily excluding these SLHCs from the final rule while it considers a proposal relating to capital and other requirements for SLHC intermediate holding companies (such as ASB Hawaii). The FRB indicated that it would release a proposal on intermediate holding companies that would specify the criteria for establishing and transferring activities to intermediate holding companies and propose to apply the FRB’s capital requirements to such intermediate holding companies. The FRB has not yet issued such a proposal, nor a proposal on how to apply the Basel III capital rules to SLHCs that are substantially engaged in commercial or insurance underwriting activities, such as grandfathered unitary SLHCs like HEI.
Pursuant to the final rule and consistent with the proposals, all banking organizations, including covered holding companies, would initially be subject to the following minimum regulatory capital requirements: a common equity tier 1 capital ratio of 4.5%, a tier 1 capital ratio of 6%, a total capital ratio of 8% of risk-weighted assets and a leverage ratio of 4%, and these requirements would increase in subsequent years. In order to avoid restrictions on capital distributions and discretionary bonus payments to executive officers, the final rule requires a banking organization to hold a buffer of common equity tier 1 capital above its minimum capital requirements in an amount greater than 2.5% of total risk-weighted assets (capital conservation buffer). In addition, a countercyclical capital buffer would expand the capital conservation buffer by up to 2.5% of a banking organization’s total risk-weighted assets for advanced approaches banking organizations. The final rule would establish qualification criteria for common equity, additional tier 1 and tier 2 capital instruments that help to ensure their ability to absorb losses. All banking organizations would be required to calculate risk-weighted assets under the standardized approach, which harmonizes the banking agencies’ calculation of risk-weighted assets and address shortcomings in capital requirements identified by the agencies. The phased-in effective dates of the capital requirements under the final rule are:
Minimum Capital Requirements

Effective dates	1/1/2015	1/1/2016	1/1/2017	1/1/2018	1/1/2019
Capital conservation buffer		0.625%	1.25%	1.875%	2.50%
Common equity Tier-1 ratio + conservation buffer	4.50%	5.125%	5.75%	6.375%	7.00%
Tier-1 capital ratio + conservation buffer	6.00%	6.625%	7.25%	7.875%	8.50%
Total capital ratio + conservation buffer	8.00%	8.625%	9.25%	9.875%	10.50%
Tier-1 leverage ratio	4.00%	4.00%	4.00%	4.00%	4.00%
Countercyclical capital buffer — not applicable to ASB		0.625%	1.25%	1.875%	2.50%
The final rule was effective January 1, 2015 for ASB. As of June 30, 2015, ASB met the new capital requirements with a Common equity Tier-1 ratio of 12.3%, a Tier-1 capital ratio of 12.3%, a Total capital ratio of 13.5% and a Tier-1 leverage ratio of 8.8%.
Subject to the timing and final outcome of the FRB’s SLHC intermediate holding company proposal, HEI anticipates that the capital requirements in the final rule will eventually be effective for HEI or ASB Hawaii as well. If the Spin-Off of ASB Hawaii occurs as contemplated by the Merger Agreement, HEI (or its successor) will no longer be subject to the final capital rules as applied to SLHCs. If the fully phased-in capital requirements were currently applicable to HEI, management believes HEI would satisfy the capital requirements, including the fully phased-in capital conservation buffer. Management cannot predict what final rule the FRB may adopt concerning intermediate holding companies or their impact on ASB Hawaii, if any.
Commitments and contingencies.  See Note 5 of the Consolidated Financial Statements.
Potential impact of lava flows. In June 2014, lava from the Kilauea Volcano on the island of Hawaii began flowing toward the town of Pahoa. ASB has been monitoring its loan exposure on properties most likely to be impacted by the projected path of the lava flow. At March 31, 2015, the outstanding amount of the residential, commercial real estate and home equity lines of credit loans collateralized by property in areas most likely affected by the lava flow totaled $13 million. For residential 1-4 mortgages in the area, ASB required lava insurance to cover the dwelling replacement cost as a condition of making the loan. As of December 31, 2014, ASB provided $1.8 million reserves for a commercial real estate loan impacted by the lava flows. Although the lava threat was downgraded from a warning to a watch in March 2015 and the immediate threat to homes and businesses in Pahoa has receded, the lava flow remains active upslope and the reserves for the commercial real estate loan remained in place at March 31, 2015. In May 2015, the flow front near Pahoa remained cold and hard, no longer threatening any homes or businesses. All major tenants of the commercial center had returned by the end of March, and property occupancy stabilized soon thereafter. As a result, at the end of May 2015 the commercial real estate loan was restored to performing status and the reserves for lava risk were reversed.
FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	June 30, 2015	December 31, 2014	% change
Total assets	$5,777	$5,566	4
Available-for-sale investment securities	694	550	26
Loans receivable held for investment, net	4,411	4,389	1
Deposit liabilities	4,803	4,623	4
Other bank borrowings	314	291	8
As of June 30, 2015, ASB was one of Hawaii’s largest financial institutions based on assets of $5.8 billion and deposits of $4.8 billion.
As of June 30, 2015, ASB’s unused FHLB borrowing capacity was approximately $1.6 billion. As of June 30, 2015, ASB had commitments to borrowers for loans and unused lines and letters of credit of $1.8 billion. Commitments to lend to borrowers whose loan terms have been impaired or modified in troubled debt restructurings totaled $0.1 million at June 30, 2015. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.

For the six months ended June 30, 2015, net cash provided by ASB’s operating activities was $31 million. Net cash used during the same period by ASB’s investing activities was $112 million, primarily due to purchases of investment securities of $208 million, a net increase in loans receivable of $23 million and additions to premises and equipment of $8 million, partly offset by repayments of investment securities of $64 million, redemption of stock from the FHLB of $59 million and proceeds from the sale of premises and equipment of $4 million. Net cash provided by financing activities during this period was $189 million, primarily due to increases in deposit liabilities of $180 million, a net increase in retail repurchase agreements of $14 million and proceeds from securities sold under agreements to repurchase of $10 million, partly offset by the payment of $15 million in common stock dividends to HEI (through ASB Hawaii).
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of June 30, 2015, ASB was well-capitalized (minimum ratio requirements noted in parentheses) with a Common equity tier-1 ratio of 12.3% (6.5%), a Tier-1 capital ratio of 12.3% (8.0%), a Total capital ratio of 13.5% (10.0%) and a Tier-1 leverage ratio of 8.8% (5.0%). FRB approval is required before ASB can pay a dividend or otherwise make a capital distribution to HEI (through ASB Hawaii).
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company considers interest-rate risk (a non-trading market risk) to be a very significant market risk for ASB as it could potentially have a significant effect on the Company’s results of operations, financial condition and liquidity. For additional quantitative and qualitative information about the Company’s market risks, see pages 79 to 81, HEI’s and Hawaiian Electric’s Quantitative and Qualitative Disclosures About Market Risk, in Part II, Item 7A of HEI’s 2014 Form 10-K.
ASB’s interest-rate risk sensitivity measures as of June 30, 2015 and December 31, 2014 constitute “forward-looking statements” and were as follows:

Change in interest rates	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
(basis points)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
+300	1.8%	1.9%	(9.3)%	(6.1)%
+200	0.6	0.7	(5.4)	(2.9)
+100	—	0.1	(2.1)	(0.7)
-100	(0.6)	(0.5)	(1.0)	(2.5)
Management believes that ASB’s interest rate risk position as of June 30, 2015 represents a reasonable level of risk. The NII profile under the rising interest rate scenarios was slightly less asset sensitive for all rate increases as of June 30, 2015 compared to December 31, 2014. The $108 million growth in interest bearing deposits, which has a short-term repricing horizon, increased ASB’s asset sensitivity. However, the combination of the steepening of the yield curve which resulted in less cash flow from loans maturing or repricing within the 12 month horizon, and the shift to more rate sensitive core deposits and retail repurchase agreements, lessened ASB’s asset sensitivity.
ASB’s base EVE increased to $955 million as of June 30, 2015 compared to $947 million as of December 31, 2014 due to growth in capital.
The change in EVE to rising rates became more sensitive as of June 30, 2015 compared to December 31, 2014. The steepening of the yield curve, with long term rates rising, caused mortgage rates to increase and led to slower prepayment expectations and lengthened the duration of the fixed rate mortgage portfolio. Additionally, the $143 million growth and shift in mix of the investment portfolio into longer duration securities and callable step-up debentures, which have the potential to extend in average life as rates rise, lengthened the duration of the investment portfolio and increased EVE sensitivity.
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
Item 4. Controls and Procedures
HEI:
Changes in Internal Control over Financial Reporting
During the second quarter of 2015, there were no changes in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Constance H. Lau, HEI Chief Executive Officer, and James A. Ajello, HEI Chief Financial Officer, have evaluated the disclosure controls and procedures of HEI as of June 30, 2015. Based on their evaluations, as of June 30, 2015, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by HEI in reports HEI files or submits under the Securities Exchange Act of 1934:
(1)   is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and
(2)   is accumulated and communicated to HEI management, including HEI’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Hawaiian Electric:
Changes in Internal Control over Financial Reporting
During the second quarter of 2015, there were no changes in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of Hawaiian Electric and its subsidiaries’ internal control over financial reporting as of June 30, 2015 that has materially affected, or is reasonably likely to materially affect, Hawaiian Electric and its subsidiaries’ internal control over financial reporting.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Alan M. Oshima, Hawaiian Electric Chief Executive Officer, and Tayne S. Y. Sekimura, Hawaiian Electric Chief Financial Officer, have evaluated the disclosure controls and procedures of Hawaiian Electric as of June 30, 2015. Based on their evaluations, as of June 30, 2015, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by Hawaiian Electric in reports Hawaiian Electric files or submits under the Securities Exchange Act of 1934:
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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The descriptions of legal proceedings (including judicial proceedings and proceedings before the PUC and environmental and other administrative agencies) in HEI’s and Hawaiian Electric’s 2014 Form 10-K (see “Part I. Item 3. Legal Proceedings” and proceedings referred to therein) and this Form 10-Q (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2, 4 and 5 of the Consolidated Financial Statements) are incorporated by reference in this Item 1. With regard to any pending legal proceeding, alternative dispute resolution, such as mediation or settlement, may be pursued where appropriate, with such efforts typically maintained in confidence unless and until a resolution is achieved. Certain HEI subsidiaries (including Hawaiian Electric and its subsidiaries and ASB) may also be involved in ordinary routine PUC proceedings, environmental proceedings and litigation incidental to their respective businesses.
Item 1A. Risk Factors
For information about Risk Factors, see pages 26 to 35 of HEI’s and Hawaiian Electric’s 2014 Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and the Consolidated Financial Statements herein. Also, see “Forward-Looking Statements” on pages iv and v herein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)    Purchases of HEI common shares were made in the open market during the second quarter to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	(a) Total Number of Shares Purchased **	(b) Average Price Paid per Share **	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2015	22,740	$31.87	—	NA
May 1 to 31, 2015	6,724	$31.03	—	NA
June 1 to 30, 2015	240,770	$30.66	—	NA
NA Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
** The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the shares listed in column (a), 21,910 of the 22,740 shares, 6,014 of the 6,724 shares and 213,370 of the 240,770 shares were purchased for the DRIP; 24,400 of the 240,770 shares were purchased for the HEIRSP; and 830 of the 22,740 shares, 710 of the 6,724 shares and 3,000 of the 240,770 shares were purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.
Item 5. Other Information
A.            Ratio of earnings to fixed charges.

	Six months ended June 30		Years ended December 31
	2015	2014	2014	2013	2012	2011	2010
HEI and Subsidiaries
Excluding interest on ASB deposits	3.31	3.80	3.80	3.55	3.30	3.24	2.90
Including interest on ASB deposits	3.19	3.66	3.65	3.42	3.15	3.04	2.65
Hawaiian Electric and Subsidiaries	3.65	4.06	4.04	3.72	3.37	3.52	2.88

Prior period ratios reflect the retrospective application of ASU No. 2014-01, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects,” which was adopted as of January 1, 2015 and did not have a material impact on the Company’s financial condition or results of operations. See “Investments in qualified affordable housing projects” in Note 11 of the Consolidated Financial Statements.
See HEI Exhibit 12.1 and Hawaiian Electric Exhibit 12.2.

Item 6. Exhibits

HEI Exhibit 4	Letter Amendment effective August 3, 2015 to Master Trust Agreement (dated as of September 4, 2012) between HEI and ASB and Fidelity Management Trust Company

HEI Exhibit 12.1
Hawaiian Electric Industries, Inc. and Subsidiaries
Computation of ratio of earnings to fixed charges, six months ended June 30, 2015 and 2014 and years ended December 31, 2014, 2013, 2012, 2011 and 2010

HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of James A. Ajello (HEI Chief Financial Officer)

HEI Exhibit 32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350

HEI Exhibit 101.INS	XBRL Instance Document

HEI Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

HEI Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

HEI Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

HEI Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

HEI Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Hawaiian Electric Exhibit 12.2	Hawaiian Electric Company, Inc. and Subsidiaries Computation of ratio of earnings to fixed charges, six months ended June 30, 2015 and 2014 and years ended December 31, 2014, 2013, 2012, 2011 and 2010

Hawaiian Electric Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Alan M. Oshima (Hawaiian Electric Chief Executive Officer)

Hawaiian Electric Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (Hawaiian Electric Chief Financial Officer)

Hawaiian Electric Exhibit 32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Alan M. Oshima
	Constance H. Lau		Alan M. Oshima
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ James A. Ajello	By	/s/ Tayne S. Y. Sekimura
	James A. Ajello		Tayne S. Y. Sekimura
	Executive Vice President and		Senior Vice President
	Chief Financial Officer		and Chief Financial Officer
	(Principal Financial and Accounting		(Principal Financial Officer of Hawaiian Electric)
Officer of HEI)

Date: August 10, 2015		Date: August 10, 2015